Form 10-Q
period 2012-04-28
TILLY'S, INC.
filed 2012-06-11
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35535

TILLY’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-2164791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Whatney

Irvine, CA 92618

(Address of principal executive offices)

(949) 609-5599

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes   ☐     No   ☒

As of May 31, 2012, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	9,220,644
Class B common stock $0.001 par value	18,400,000

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended April 28, 2012

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

WORLD OF JEANS & TOPS dba TILLY’S

BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 28, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$21,716	$25,091
Receivables	8,444	6,605
Merchandise inventories	40,267	36,531
Prepaid expenses and other current assets	5,536	5,616

Total current assets	75,963	73,843
Property and equipment, net	65,719	64,077
Other assets	3,481	2,899

Total assets	$145,163	$140,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,517	$16,830
Deferred revenue	3,884	4,865
Accrued compensation and benefits	4,864	7,536
Accrued expenses	10,993	12,935
Current portion of deferred rent	3,632	3,335
Current portion of capital lease obligation/Related party (Note 8)	679	669

Total current liabilities	41,569	46,170
Long-term portion of deferred rent	33,720	30,256
Long-term portion of capital lease obligation/Related party (Note 8)	3,796	3,969

Total long-term liabilities	37,516	34,225

Total liabilities	79,085	80,395
Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $0.001 par value; 21,600 shares authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital	150	150
Retained earnings	65,908	60,254

Total shareholders’ equity	66,078	60,424

Total liabilities and shareholders’ equity	$145,163	$140,819

The accompanying notes are an integral part of these financial statements.

WORLD OF JEANS & TOPS dba TILLY’S

STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$96,524	$83,131
Cost of goods sold (includes buying, distribution, and occupancy costs)	66,106	56,922

Gross profit	30,418	26,209
Selling, general and administrative expenses	24,392	21,244

Operating income	6,026	4,965
Interest expense, net	44	49

Income before provision for income taxes	5,982	4,916
Provision for income taxes	68	56

Net income	$5,914	$4,860

Basic income per common share	$0.30	$0.24
Diluted income per common share	$0.29	$0.24
Weighted average basic common shares outstanding	20,000	20,000
Weighted average diluted common shares outstanding	20,512	20,440

Pro forma income information (Note 1):
Historical income before provision for income taxes	$5,982	$4,916
Pro forma provision for income taxes	2,393	1,966

Pro forma net income	$3,589	$2,950

Pro forma basic income per common share	$0.18	$0.15
Pro forma diluted income per common share	$0.18	$0.14

The accompanying notes are an integral part of these financial statements.

WORLD OF JEANS & TOPS dba TILLY’S

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities
Net income	$5,914	$4,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,904	3,718
(Gain) loss on disposal of assets	(115)	19
Changes in operating assets and liabilities:
Receivables	(2,489)	(1,609)
Merchandise inventories	(3,599)	(2,128)
Prepaid expenses and other assets	(502)	(489)
Accounts payable	687	1,616
Accrued expenses	22	(3,117)
Accrued compensation and benefits	(2,672)	911
Deferred rent	3,761	1,443
Deferred revenue	(981)	(807)

Net cash provided by operating activities	3,930	4,417

Cash flows from investing activities
Purchase of property and equipment	(7,523)	(3,001)
Insurance proceeds from casualty loss	641	—
Proceeds from disposal of property and equipment	—	18

Net cash used in investing activities	(6,882)	(2,983)

Cash flows from financing activities
Payment of capital lease obligation	(163)	(153)
Distributions	(260)	(1,849)

Net cash used in financing activities	(423)	(2,002)

Change in cash and cash equivalents	(3,375)	(568)
Cash and cash equivalents, beginning of period	25,091	29,338

Cash and cash equivalents, end of period	$21,716	$28,770

Supplemental disclosures of cash flow information
Interest paid	$75	$81
Income taxes paid	$7	$21

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$243	$296

The accompanying notes are an integral part of these financial statements.

WORLD OF JEANS & TOPS dba TILLY’S

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Company and Basis of Presentation

World of Jeans & Tops dba Tilly’s (“WOJT” or the “Company”) operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 145 and 140 stores as of April 28, 2012 and January 28, 2012, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

The accompanying unaudited financial statements include the assets, liabilities, revenues and expenses of the Company. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted from this report as is permitted by SEC rules and regulations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen weeks ended April 28, 2012 and April 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-175299), which was declared effective on May 3, 2012.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 28, 2012 and April 30, 2011 refer to the thirteen-week periods ended as of those dates.

Reorganization and Initial Public Offering

On May 2, 2012, all four shareholders of WOJT contributed all of their equity interests in WOJT to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, WOJT terminated its “S” Corporation status and became a “C” Corporation. These events are collectively referred to as the “Reorganization.” As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc.

On May 3, 2012, Tilly’s, Inc. completed its initial public offering (“IPO”) in which it issued and sold 7,600,000 shares of its Class A common stock and certain selling stockholders sold 400,000 shares of Class A common stock. In addition, on May 9, 2012, the underwriters exercised their option to purchase an additional 1,200,000 shares of Class A common stock from the selling stockholders to cover over-allotments. As a result, the total IPO size was 9,200,000 shares of Class A common stock, which consisted of 7,600,000 shares sold by Tilly’s, Inc. and 1,600,000 shares sold by the selling stockholders. The 9,200,000 shares of Class A common stock sold in the offering were sold at a price of $15.50 per share. Tilly’s, Inc. did not receive any proceeds from the sale of shares by the selling stockholders.

These financial statements, including share and per share amounts, do not include the effect of the Reorganization or the IPO as these were completed subsequent to April 28, 2012. See Note 9 for more information relating to the Reorganization and the IPO.

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, includes an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the thirteen weeks ended April 28, 2012 is a reduction of approximately 68,000 shares.

2. Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the financial statements of the Company’s Registration Statement on Form S-1, as amended (File No. 333-175299). Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements”.

Deferred Offering Costs

Deferred offering costs of $2.1 million and $1.5 million are included in other assets on the Company’s balance sheets as of April 28, 2012 and January 28, 2012, respectively. Upon consummation of the IPO, these costs were offset against the proceeds of the offering.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, income taxes and stock-based compensation.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income, (“ASU 2011-05”) which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 in the three months ended April 28, 2012. As ASU 2011-05 only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

3. Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosure, (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 established the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•

Level 1 – Quoted prices in active markets for identical assets and liabilities. The Company had money market securities within cash and cash equivalents totaling $18.0 million and $23.0 million at April 28, 2012 and January 28, 2012, respectively. These money market securities are reported at fair value utilizing Level 1 inputs, as quoted current market prices are readily available.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

4. Income Taxes

The Company has elected to be taxed under the provisions of subchapter “S” of the Internal Revenue Code for federal and state income tax purposes. Under these provisions, the Company is generally not subject to corporate level income taxes on its taxable income. However, the company is subject to a 1.5% California franchise tax. As an “S” Corporation, the shareholders are liable for federal and state income taxes on their share of the Company’s taxable income. The provision for income tax in the current period consists primarily of the California franchise tax. The Company generally distributes funds necessary to satisfy the shareholders’ personal income tax liabilities associated with their share of the company’s taxable income.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with ASC 740 and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. As of April 28, 2012, there were no material unrecognized tax benefits and the Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits within the next 12 months. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense.

As discussed in Notes 1 and 9, on May 2, 2012, the Company terminated its “S” Corporation status and became a “C” Corporation as part of the Reorganization.

5. Stock-Based Compensation

The Company accounts for stock-based compensation under the fair-value recognition provisions of ASC Topic 718, Compensation-Stock Compensation. Under these provisions, for its awards of stock options, the Company recognizes stock-based compensation expense in an amount equal to the fair market value of the underlying stock on the grant date of the respective award. This expense, net of estimated forfeitures, is recognized over the requisite service period. For stock options granted prior to the Company’s IPO, the awards contained a performance condition wherein, if they were vested, they only became exercisable upon the consummation of an IPO of Tilly’s, Inc.’s common stock. Therefore, no stock-based compensation expense was recognized by the Company prior to the consummation of the IPO (see Note 9).

6. Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental and other matters. Management believes that the likelihood is remote that any of these claims will have a material effect on the Company’s financial condition as of April 28, 2012 or its results of operations or cash flows for the periods presented.

Legal Proceedings

In October 2011, a putative class action, Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc. (37-2011-00098812-CU-BT-CTL) was filed against the Company in the Superior Court of the State of California for the County of San Diego, alleging various causes of action based on the Company’s California gift card redemption policies.

From time to time, the Company becomes involved in lawsuits and other claims arising from its ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. Management believes, after considering a number of factors and the nature of any outstanding litigation or claims, that the outcome will not have a material effect upon the Company’s results of operations, financial condition or cash flows. However, because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or the impact on it of an adverse ruling in such matters.

7. Net Income Per Share

Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is based on the weighted average number of common shares outstanding for the period. Diluted net income per share is based on the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period. Dilutive common share equivalents include shares issuable upon an assumed exercise of outstanding stock options using the “treasury stock” method, whereby proceeds from such exercise and unamortized compensation on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Numerator:
Net income	$5,914	$4,860

Denominator:
Weighted average number of common shares (basic)	20,000	20,000
Dilutive effect of stock-based awards	512	440

Weighted average number of common shares (diluted)	20,512	20,440

Earnings per share:
Basic	$0.30	$0.24

Diluted	$0.29	$0.24

8. Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of WOJT. This lease expires on December 31, 2012, with multiple options to renew thereafter. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended April 28, 2012 and April 30, 2011 for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $4.5 million and $4.6 million as of April 28, 2012 and January 28, 2012, respectively. The gross amount of the building under capital lease was $7.8 million as of both April 28, 2012 and January 28, 2012. The gross amount of accumulated depreciation of the building under capital lease was $4.9 million and $4.7 million as of April 28, 2012 and January 28, 2012, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of WOJT. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both of the thirteen weeks ended April 28, 2012 and April 30, 2011. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of WOJT. The lease is being accounted for as an operating lease. This building is currently being constructed by the landlord, and construction is expected to be completed during the first half of fiscal year 2012. The lease terminates ten years from the earlier of (i) the date the building is substantially completed or (ii) the date the Company can access the building and begin tenant improvements. The Company is not required to make lease payments until access to the building has been granted to begin tenant improvements and therefore, the Company did not incur any rent expense for this lease for either of the thirteen weeks ended April 28, 2012 or April 30, 2011.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of WOJT. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building at its e-

commerce distribution center. Pursuant to the lease agreement, the Company has requested that the landlord expand the building, and the Company expects the expansion to be completed by the first half of fiscal year 2013. The Company is currently using this building for warehousing until the commencement of the expansion, at which point the Company will return the building to the landlord for the duration of the construction. The Company incurred rent expense of $0.2 million for the thirteen weeks ended April 28, 2012 and incurred no rent expense for the thirteen weeks ended April 30, 2011 for this lease.

Prior to signing each of the related party leases above, the Company received an independent market analysis regarding the property and therefore believes that the terms of each lease are reasonable and are not materially different than terms the Company would have obtained from an unaffiliated third party.

9. Subsequent Events

As of April 28, 2012, the Company had capitalized $2.1 million of offering costs associated with the IPO, which were recorded in other assets on its balance sheet. Upon the completion of the IPO, these offering costs, in addition to any offering costs incurred subsequent to April 28, 2012, were reclassified to additional paid-in capital and offset against the IPO proceeds.

On May 2, 2012, as part of the Reorganization, the Company’s “S” Corporation status was terminated and the Company became subject to corporate-level federal and state income taxes at prevailing rates as a “C” Corporation. As a result of the conversion, the Company recorded an increase in current deferred tax assets of $3.6 million, an increase in noncurrent deferred tax liabilities of $0.6 million and a one-time deferred tax benefit of $3.0 million. Also as part of the Reorganization, the Company issued notes totaling $84.0 million to its then-current shareholders representing all of its undistributed taxable income from the date of its formation through the date of termination of its “S” Corporation status. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc.

On May 3, 2012, Tilly’s, Inc. completed its IPO in which it issued and sold 7,600,000 shares of its Class A common stock and certain selling stockholders sold 400,000 shares of Class A common stock. In addition, on May 9, 2012, the underwriters exercised their option to purchase an additional 1,200,000 shares of Class A common stock from certain selling stockholders to cover over-allotments. As a result, the total IPO size was 9,200,000 shares of Class A common stock, which consisted of 7,600,000 shares sold by Tilly’s, Inc. and 1,600,000 shares sold by the selling stockholders. The 9,200,000 shares of Class A common stock in the offering were sold at a price of $15.50 per share. Tilly’s, Inc. did not receive any proceeds from the sale of shares by the selling stockholders.

On May 3, 2012, in connection with the completion of the IPO, the Company recognized $7.6 million of stock-based compensation expense relating to stock options previously granted to employees and directors under the Tilly’s 2007 Stock Option Plan (the “2007 Plan”). This amount represents the cumulative stock-based compensation expense from the inception of the 2007 Plan through the IPO date, as the Company had not previously recognized any stock-based compensation expense for these awards due to the performance condition wherein, if the stock options were vested, they would only become exercisable upon the consummation of the Company’s IPO. In connection with the recognition of stock-based compensation, the Company recorded an increase in noncurrent deferred tax assets and income taxes payable of $3.0 million.

On May 3, 2012, the Company amended its revolving credit facility agreement with Wells Fargo Bank, NA. The amended credit facility provides for a line of credit of $25.0 million and matures on May 3, 2014. Interest charged on borrowings is either at the London Interbank Offered Rate (“LIBOR”) plus 1.75%, or at the bank’s prime rate. The Company has the ability to select between the prime or LIBOR-based rate at the time of a cash advance. Borrowing from the credit facility is secured by substantially all of the Company’s assets. A sub-feature of the credit facility allows stand-by and commercial letters of credit up to $15.0 million. The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants contain requirements for certain levels of liquidity and profitability, such as: (i) a minimum current asset to current liability ratio of 1.25 to 1.00, (ii) a net profit before tax of at least $1, determined as of the end of each fiscal quarter on a cumulative rolling four-quarter basis, excluding a non-cash expense of up to a maximum of $2.0 million for the write-off of impaired fixed assets for that period and (iii) a maximum ratio of 4.00 to 1.00 for “funded debt” to “EBITDAR”, where “funded debt” includes credit facility borrowings, capital lease debt and eight times annual operating lease rent expense, and “EBITDAR” includes net income before interest, income taxes, depreciation, amortization and rent expense.

On May 4, 2012, Tilly’s, Inc.’s board of directors granted stock options to employees to purchase a total of 650,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (the “2012 Plan”). The exercise price of these awards is equal to the IPO price of $15.50 per share. The stock options vest in four equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to be employed by the Company through each of those dates. The grant date fair value of these awards totaled $5.2 million. The Company is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over four years.

On May 4, 2012, the Tilly’s, Inc.’s board of directors granted 5,161 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to serve on Tilly’s, Inc.’s board of directors through each of those dates. The grant date fair value of these awards totaled $0.3 million. The Company is recognizing the expense relating to these awards on a straight line basis over two years.

On May 9, 2012, the Company used $84.0 million of the net proceeds from the IPO to pay in full the principal amount of notes representing WOJT’s undistributed taxable income. These notes were issued to the former shareholders of WOJT in connection with the Reorganization, as discussed above.

TILLY’S, INC.

STATEMENTS OF FINANCIAL POSITION

(Unaudited)

	April 28,	January 28,
	2012	2012
Assets
Cash	$1	$1

Total assets	$1	$1

Stockholders’ equity
Class A Common stock, $0.001 par value; 100,000,000 shares authorized, 1,000 shares issued and outstanding	$1	$1
Class B Common Stock, $0.001 par value; 35,000,000 shares authorized, no shares issued and outstanding	—	—
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—

Total stockholders’ equity	$1	$1

The accompanying notes are an integral part of this financial statement.

TILLY’S, INC.

NOTES TO FINANCIAL STATEMENT

(Unaudited)

1. Description of the Company and Basis of Presentation

Tilly’s, Inc. (the “Company”) was formed as a Delaware corporation on May 4, 2011 and had no material assets or operations as of April 28, 2012.

The accompanying unaudited financial statement includes the assets of the Company. This financial statement has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited financial statement contains all normal and recurring adjustments necessary to present fairly the financial condition of the Company as of April 28, 2012. The interim financial statement should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-175299), which was declared effective on May 3, 2012.

2. Stockholders’ Equity

As of April 28, 2012, the Company had 100,000,000 shares authorized and 1,000 shares issued and outstanding of Class A common stock with a par value of $0.001 to one stockholder. As of April 28, 2012, the Company had 35,000,000 shares authorized and no shares issued of Class B common stock with a par value of $0.001. As of April 28, 2012 the Company had 10,000,000 shares authorized and no shares issued of preferred stock with a par value of $0.001.

3. Subsequent Events

On May 2, 2012, all four shareholders of World of Jeans & Tops contributed all of their equity interests in World of Jeans & Tops to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis (collectively referred to as the “Reorganization”). In connection with the Reorganization, the Company repurchased 1,000 shares of its Class A common stock for $0.001 per share from Hezy Shaked, which had been previously issued in connection with the formation and initial capitalization of the Company. As a result of the Reorganization, World of Jeans & Tops became a wholly owned subsidiary of Tilly’s, Inc. Subsequent to the Reorganization, the only assets of Tilly’s, Inc. are its investment in World of Jeans & Tops, and all of its operations are being conducted through World of Jeans & Tops.

On May 3, 2012, the Company completed its initial public offering (“IPO”) in which it issued and sold 7,600,000 shares of Class A common stock and certain selling stockholders sold 400,000 shares of Class A common stock. In addition, on May 9, 2012, the underwriters exercised in full their option to purchase an additional 1,200,000 shares of Class A common stock from certain selling stockholders to cover over-allotments. As a result, the total IPO size was 9,200,000 shares of Class A common stock, which consisted of 7,600,000 shares sold by Tilly’s and 1,600,000 shares sold by the selling stockholders. The 9,200,000 shares of Class A common stock in the offering were sold at a price of $15.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On May 4, 2012, the Company’s board of directors granted stock options to employees to purchase a total of 650,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (the “2012 Plan”). The exercise price of these awards is equal to the Company’s IPO price of $15.50 per share. The stock options vest in four equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to be employed by the Company on each of those dates. The grant date fair value of these awards totaled $5.2 million. World of Jeans & Tops is recognizing the expense relating to these awards, net of estimated forfeitures, on a straight-line basis over four years.

On May 4, 2012, the Company’s board of directors granted 5,161 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to serve on the Company’s board of directors as of those dates. The grant date fair value of these awards totaled $0.3 million. World of Jeans & Tops is recognizing the expense relating to these awards on a straight line basis, over two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of World of Jeans & Tops dba Tilly’s and Tilly’s, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Registration Statement on Form S-1, as amended (File No. 333-175299), which was declared effective on May 3, 2012. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Registration Statement on Form S-1, as amended (File No. 333-175299), those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of April 28, 2012, we operated 145 stores, averaging 7,800 square feet, in 19 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales $13.4 million, or 16%, to $96.5 million for the thirteen weeks ended April 28, 2012 from $83.1 million for the thirteen weeks ended April 30, 2011. We increased operating income $1.0 million, or 21%, to $6.0 million for the thirteen weeks ended April 28, 2012 from nearly $5.0 million for the thirteen weeks ended April 30, 2011. Our comparable store sales increased 4.3% for the thirteen weeks ended April 28, 2012, which followed a 10.7% increase for the full fiscal year 2011. Since the beginning of fiscal 2007, we more than doubled our store count from 61 stores to 145 stores as of April 28, 2012.

As of April 28, 2012, we have added five net new stores in fiscal year 2012 and plan to add at least 16 additional net stores by the end of the year. We plan to continue opening new stores at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in the company’s Registration Statement on Form S-1, as amended (File No. 333-175299), for other important factors that could adversely impact us and our results of operations.

On May 2, 2012, all four shareholders of World of Jeans & Tops contributed all of their equity interests in World of Jeans & Tops to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, World of Jeans & Tops terminated its “S” Corporation status and became a “C” Corporation. These events are collectively referred to as the “Reorganization.” As a result of the Reorganization, World of Jeans & Tops became a wholly owned subsidiary of Tilly’s, Inc.

On May 3, 2012, we completed an initial public offering of common stock, or IPO, in which we issued and sold 7,600,000 shares of Class A common stock at a price of $15.50 per share, less underwriting discounts and offering expenses payable by us, a portion of which was reimbursed by the underwriters. Certain of our stockholders also sold 1,600,000 shares of Class A common stock in the IPO at a price of $15.50 per share. We did not receive any of the proceeds from the sale of stock by our stockholders. As a result of the IPO, Tilly’s, Inc. received net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. On May 9, 2012, we used $84.0 million of the net proceeds from the offering to pay in full the principal amount of notes representing World of Jeans & Tops’ undistributed taxable income. These notes were to the former shareholders of World of Jeans & Tops in connection with the Reorganization and all payments were made to trusts related to Hezy Shaked, Tilly Levine and their children.

sale of shares by us for working capital and other general corporate purposes. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth of our business.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.

Net Sales

Net sales reflect revenue from the sale of our merchandise at store locations as well as sales of merchandise through our e-commerce store, which is reflected in sales when the merchandise is received by the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are used to purchase merchandise. However, over time, the redemption of some gift cards becomes remote (referred to as gift card breakage). Revenue from estimated gift card breakage is also included in net sales.

Our business is seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third and fourth quarters of the fiscal year, which include the back-to-school and holiday sales seasons, have historically produced stronger sales and disproportionately stronger operating results than have the first two quarters of the fiscal year.

Comparable store sales

A store is included in comparable store sales when it has been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store, but exclude e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•	overall economic trends;

•	our ability to identify and respond effectively to consumer preferences and fashion trends;

•	competition;

•	the timing of our releases of new and seasonal styles;

•	changes in our product mix;

•	pricing;

•	the level of customer service that we provide in stores;

•	our ability to source and distribute products efficiently;

•	calendar shifts of holiday or seasonal periods;

•	the number and timing of store openings and the relative proportion of new stores to mature stores; and

•	the timing and success of promotional and advertising efforts.

Opening new stores is an important part of our growth strategy and we expect a significant percentage of our net sales during this growth period to come from non-comparable store sales. Accordingly, comparable store sales are only one element we use to assess the success of our business.

Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation expense for our internal buying organization. Distribution costs include all inbound freight costs as well as costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution center, to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security, and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

We regularly analyze the components of gross profit as well as gross profit as a percentage of net sales. Specifically we look at the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the buying, distribution and occupancy components of cost of goods sold could have an adverse impact on our gross profit and results of operations.

Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products as well as by sales mix shifts within and between brands and between major product categories such as between guys’ and juniors’ apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. This reflects that various costs, including occupancy costs, generally do not increase in proportion to the seasonal sales increase.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will result in significant incremental legal, accounting and other overhead costs.

Our stock-based awards granted prior to our IPO contained a performance condition wherein, if they were vested, they only became exercisable upon the consummation of an IPO of our common stock. Therefore, no stock-based compensation expense was recognized by us prior to the consummation of its IPO. Accordingly, the Company recognized $7.6 million of compensation expense relating to these awards on May 3, 2012, the date of our IPO.

Operating Income

Operating income equals gross profit less SG&A expenses. Operating income excludes interest income, interest expense and income taxes. Operating income percentage measures operating income as a percentage of our net sales.

Results of Operations

The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Statements of Income Data:
Net sales	$96,524	$83,131
Cost of goods sold	66,106	56,922

Gross profit	30,418	26,209
Selling, general and administrative expenses	24,392	21,244

Operating income	6,026	4,965
Interest expense, net	44	49

Income before provision for income taxes	5,982	4,916
Provision for income taxes	68	56

Net income	$5,914	$4,860

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.5%	68.5%

Gross profit	31.5%	31.5%
Selling, general and administrative expenses	25.3%	25.5%

Operating income	6.2%	6.0%
Interest income (expense), net	0.0%	0.1%

Income before provision for income taxes	6.2%	5.9%
Provision for income taxes	0.1%	0.1%

Net income	6.1%	5.8%

Pro Forma Data (1):
Income before provision for income taxes	$5,982	$4,916
Pro forma provision for income taxes	2,393	1,966

Pro forma net income	$3,589	$2,950

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Store Operating Data:
Stores operating at end of period	145	126
Comparable store sales change (1)	4.3%	18.2%
Total square feet at end of period	1,133,566	977,164
Average net sales per store (in thousands) (2)	$605	$596
Average net sales per square foot (2)	$77	$77
E-commerce revenues (in thousands) (3)	$10,900	$8,300

(1)	E-commerce sales contributed 2.8% and 2.3% to the comparable store sales change for the thirteen week periods ended April 28, 2012 and April 30, 2011, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.

(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Net Sales

Net sales increased $13.4 million, or 16%, to $96.5 million for the thirteen weeks ended April 28, 2012 from $83.1 million for the thirteen weeks ended April 30, 2011. A portion of this increase was due to net sales of $9.9 million from stores open in the first quarter of fiscal 2012 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. Net sales also increased due to a comparable store net sales increase of 4.3%, or $3.5 million, in the thirteen weeks ended April 28, 2012 compared to the thirteen weeks ended April 30, 2011. This increase was due to higher net sales of guys’, juniors’ and girls’ apparel and accessories and footwear, offset by slightly lower net sales of boys’ apparel. There were 123 comparable brick-and-mortar stores and 22 non-comparable brick-and-mortar stores open as of April 28, 2012.

Net sales from our e-commerce store, including shipping fees, increased $2.6 million, or 31%, to $10.9 million for the thirteen weeks ended April 28, 2012 from $8.3 million for the thirteen weeks ended April 30, 2011.

Gross Profit

Gross profit increased $4.2 million, or 16%, to $30.4 million for the thirteen weeks ended April 28, 2012 from $26.2 million for the thirteen weeks ended April 30, 2011. As a percentage of net sales, gross profit was 31.5% for both the thirteen weeks ended April 28, 2012 and April 30, 2011. A 0.5% increase in occupancy costs as a percentage of net sales was offset by 0.4% and 0.1% decreases in product costs and buying costs as a percentage of net sales, respectively.

Selling, General and Administrative Expenses

SG&A expenses increased $3.2 million, or 15%, to $24.4 million for the thirteen weeks ended April 28, 2012 from $21.2 million for the thirteen weeks ended April 30, 2011. As a percentage of net sales, SG&A expenses were 25.3% and 25.5% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

Store selling expenses increased $2.1 million, or 15%, to $16.2 million for the thirteen weeks ended April 28, 2012 from $14.1 million for the thirteen weeks ended April 30, 2011. As a percentage of net sales, store selling expenses were 16.8% and 17.0% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•

store and regional payroll, payroll benefits and related personnel costs increased $1.4 million, which represents a decrease of 0.2% as a percentage of net sales, as these costs increased more slowly than sales;

•

marketing costs increased $0.6 million, or 0.2% as a percentage of net sales, primarily resulting from increased distribution of catalog mailings, increased support of our e-commerce business and more new store grand openings than in the prior year;

•	credit and debit card processing fees decreased $0.1 million, or 0.4% as a percentage of net sales; and

•	supplies and other support costs increased $0.2 million, or 0.2% as a percentage of net sales.

General and administrative expenses increased $1.1 million, or 15%, to $8.2 million for the thirteen weeks ended April 28, 2012 from $7.1 million for the thirteen weeks ended April 30, 2011. As a percentage of net sales, general and administrative expenses were 8.5% and 8.6% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•

payroll, payroll benefits and related costs for corporate office personnel increased $0.7 million, which represents a decrease of 0.2% as a percentage of net sales, as these costs increased more slowly than sales;

•	depreciation, legal and other office expenses increased $0.4 million, or 0.2% as a percentage of net sales; and

•

a gain on the disposal of assets in the first quarter of fiscal 2012 of $0.1 million, which represents a decrease of 0.1% as a percentage of net sales compared to the first quarter of fiscal 2011, relating to insurance proceeds received in excess of the book value in connection with assets destroyed as the result of a mall fire near one of our stores late in fiscal 2010.

Operating Income

Operating income increased $1.0 million, or 21%, to $6.0 million for the thirteen weeks ended April 28, 2012 from nearly $5.0 million for the thirteen weeks ended April 30, 2011. As a percentage of net sales, operating income was 6.2% and 6.0% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The increase in operating income as a percentage of net sales was mostly due to certain costs increasing more slowly than sales, as discussed above.

Interest Expense, Net

Net interest expense was $44,000 and $49,000 for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. Net interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility, net of interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Taxes

Income taxes were $68,000 and $56,000 for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. This reflects the $1.1 million increase in income before provision for income taxes for the thirteen weeks ended April 28, 2012 as compared to the thirteen weeks ended April 30, 2011, as the effective tax rate was 1.14% in both periods.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income taxes would have increased to $2.4 million for the thirteen weeks ended April 28, 2012 from $2.0 million for the thirteen weeks ended April 30, 2011, an increase proportional to the increase in income before provision for income taxes.

Net Income

Net income increased $1.1 million, or 22%, to $5.9 million for the thirteen weeks ended April 28, 2012 from nearly $4.9 million for the thirteen weeks ended April 30, 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the “S” Corporation tax rate that actually applied to us, pro forma net income increased $0.6 million, or 22%, to $3.6 million for the thirteen weeks ended April 28, 2012 from nearly $3.0 million for the thirteen weeks ended April 30, 2011.

Basic income per common share increased 25%, to $0.30 for the thirteen weeks ended April 28, 2012 from $0.24 for the thirteen weeks ended April 30, 2011. Diluted income per common share increased 21%, to $0.29 for the thirteen weeks ended April 28, 2012 from $0.24 for the thirteen weeks ended April 30, 2011. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the “S” Corporation tax rate that actually applied to us, pro forma basic income per common share increased 20%, to $0.18 for the thirteen weeks ended April 28, 2012 from $0.15 for the thirteen weeks ended April 30, 2011, and pro forma diluted income per common share increased 29%, to $0.18 for the thirteen weeks ended April 28, 2012 from $0.14 for the thirteen weeks ended April 30, 2011.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a

$15.0 million revolving credit facility with Wells Fargo Bank, NA. We have never drawn funds from or issued letters of credit financing from the revolving credit facility. Upon consummation of our IPO, we amended our existing facility with Wells Fargo Bank, NA to a $25.0 million revolving credit facility. We do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand and net proceeds from the IPO.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and shareholder distributions. In addition to cash and cash equivalents, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash flows from operating activities, the availability of cash under our anticipated revolving credit facility and net proceeds from this offering will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations, borrowings under our existing or anticipated revolving credit facility and net proceeds from this offering are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
	(in thousands)
Net cash provided by operating activities	$3,930	$4,417
Net cash used in investing activities	(6,882)	(2,983)
Net cash used in financing activities	(423)	(2,002)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $3.9 million of net cash from operating activities for the thirteen weeks ended April 28, 2012. The significant components of cash flows from operating activities were net income of $5.9 million and the add-back of non-cash depreciation and amortization expense of $3.9 million. In addition, deferred rent increased by $3.8 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $3.6 million due to the seasonality of inventory purchases, an increase in receivables of $2.5 million due to the growth of the business and a decrease in accrued compensation and benefits of $2.7 million due mainly to the payment of incentive bonuses during the first quarter of fiscal 2012 relating to the company’s fiscal 2011 results.

We generated $4.4 million of net cash from operating activities for the thirteen weeks ended April 30, 2011. The significant components of cash flows from operating activities were net income of $4.9 million and the add-back of non-cash depreciation and amortization expense of $3.7 million. In addition, deferred rent increased by $1.4 million due to the opening of new stores during the period. The above was offset by an increase in merchandise inventories of $2.1 million due to the seasonality of inventory purchases, an increase in receivables of $1.6 million due to the growth of the business and a decrease in accounts payable and accrued expenses of $1.5 million due to the timing of payments.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, investments in assets at our corporate headquarters and the addition or replacement of company vehicles.

Net cash used in investing activities was $6.9 million and $3.0 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. Capital expenditures related to stores represented the bulk of this spending. Spending on new stores and the remodeling or other improvements of existing stores were $6.4 million and $2.4 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The remaining capital expenditures in each period were primarily for our investment in information technology systems and distribution and corporate facility enhancements.

Net Cash Used in Financing Activities

Financing activities consist of distributions to the “S” Corporation shareholders of World of Jeans & Tops prior to the Reorganization and payments on our capital lease obligation.

Net cash used in financing activities was $0.4 million and $2.0 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. This included $0.3 million and $1.8 million, respectively, in distributions to the then-current shareholders of World of Jeans & Tops.

Credit Agreement

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. The revolving credit facility provides for a $25.0 million revolving credit facility with a maturity date of May 3, 2014. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus 1.75% or at the bank’s prime rate. We have the ability to select between the prime or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million. We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. These covenants include maintaining a minimum current ratio, not exceeding a maximum funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expense (“EBITDAR”) ratio, capital expenditures not exceeding established limits and achieving a minimum pre-tax profit on a rolling four quarter basis.

Contractual Obligations

As of April 28, 2012, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form S-1, as amended (File No. 333-175299).

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the financial statements of World of Jeans & Tops dba Tilly’s in the Company’s Registration Statement on Form S-1, as amended (File No. 333-175299).

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form S-1, as amended (File No. 333-175299). As discussed in Note 1 to the World of Jeans & Tops dba Tilly’s financial statements in this report, on May 2, 2012, in conjunction with the conversion of World of Jeans & Tops from an “S” Corporation to a “C” Corporation for income tax purposes, we began recognizing income taxes as a “C” Corporation. As of the date of this filing, there were no other significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 28, 2012, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Registration Statement on Form S-1, as amended (File No.  333-175299).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 28, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

Item 1.	Legal Proceedings

In October 2011, a putative class action, Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., (37-2011-00098812-CU-BT-CTL) was filed against us in the Superior Court of the State of California for the County of San Diego, alleging various causes of action based on our California gift card redemption policies.

From time to time, we become involved in lawsuits and other claims arising from our ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. Management believes, after considering a number of factors and the nature of any outstanding litigation or claims, that the outcome will not have a material effect upon our results of operations, financial condition or cash flows. However, because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters. Therefore, see the “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” section of our Registration Statement on Form S-1, as amended (File No. 333-175299).

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Registration Statement on Form S-1, as amended (File No. 333-175299). There have been no material changes to our risk factors as previously disclosed in our Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Use of Proceeds

On May 3, 2012, our Registration Statement on Form S-1, as amended (File No. 333-175299), was declared effective, pursuant to which we registered the offering and sale of 7,600,000 shares of Class A common stock by Tilly’s, Inc., the associated sale of 400,000 shares of Class A common stock by selling stockholders, and the sale pursuant to the underwriters’ over-allotment option of an additional 1,200,000 shares of Class A common stock by selling stockholders, at a price of $15.50 per share. On May 9, 2012, Tilly’s, Inc. sold all 7,600,000 shares of Class A common stock for an aggregate offering price of $117.8 million, the selling stockholders sold 1,600,000 shares of common stock, including 1,200,000 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $24.8 million, and the offering terminated. The underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce,

Fenner & Smith, Incorporated, Piper Jaffray, William Blair & Company, L.L.C., and Stifel Nicolaus & Company, Incorporated.

As a result of the offering, Tilly’s, Inc. received net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. On May 9, 2012, we used $84.0 million of the net proceeds from the offering to pay in full the principal amount of notes representing World of Jeans & Tops’ undistributed taxable income. These notes were to the former shareholders of World of Jeans & Tops in connection with the Reorganization and all payments were made to trusts related to Hezy Shaked, Tilly Levine and their children.

With respect to the remaining $23 million in net proceeds from the offering, there has been no material change in the planned use of such proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) and dated May 3, 2012.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012.

10.2	General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012.

10.3	Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012.

10.4	Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012.

10.5	Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012.

10.6	Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) World of Jeans & Tops dba Tilly’s Balance Sheets; (ii) World of Jeans & Tops dba Tilly’s Statements of Operations; (iii) World of Jeans & Tops dba Tilly’s Statements of Cash Flows; (iv) World of Jeans & Tops dba Tilly’s Notes to Financial Statements, tagged as blocks of text; (v) Tilly’s, Inc. Statement of Position and (vi) Tilly’s, Inc. Notes to Financial Statement, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: June 11, 2012	/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 11, 2012	/s/ William Langsdorf
William Langsdorf
Senior Vice President and Chief Financial Officer (Principal Financial Officer)