Form 10-Q
period 2012-07-28
TILLY'S, INC.
filed 2012-09-07
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of July 28, 2012, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	9,230,250
Class B common stock $0.001 par value	18,400,000

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended July 28, 2012

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 28,	January 28,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,495	$25,091
Marketable securities	26,165	—
Receivables	9,524	6,605
Merchandise inventories	54,687	36,531
Prepaid expenses and other current assets	10,697	5,616

Total current assets	122,568	73,843
Property and equipment, net	70,861	64,077
Other assets	3,786	2,899

Total assets	$197,215	$140,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,973	$16,830
Deferred revenue	3,590	4,865
Accrued compensation and benefits	5,108	7,536
Accrued expenses	17,170	12,935
Current portion of deferred rent	4,024	3,335
Current portion of capital lease obligation/Related party (Note 10)	690	669

Total current liabilities	62,555	46,170
Long-term portion of deferred rent	34,830	30,256
Long-term portion of capital lease obligation/Related party (Note 10)	3,619	3,969

Total long-term liabilities	38,449	34,225

Total liabilities	101,004	80,395
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; July 28, 2012 - no shares authorized, issued or outstanding; January 28, 2012 - 21,600 shares authorized, 20,000 shares issued and outstanding	—	20
Common stock (Class A), $0.001 par value; July 28, 2012 - 100,000 shares authorized, 9,230 shares issued and outstanding; January 28, 2012 - 100,000 shares authorized, 1 shares issued and outstanding	9	—
Common stock (Class B), $0.001 par value; July 28, 2012 - 35,000 shares authorized, 18,400 shares issued and outstanding; January 28, 2012 - 35,000 shares authorized, no shares issued or outstanding	18	—
Preferred stock, $0.001 par value; July 28, 2012 and January 28, 2012 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	115,412	150
Retained earnings (deficit)	(19,276)	60,254
Accumulated other comprehensive income	48	—

Total stockholders’ equity	96,211	60,424

Total liabilities and stockholders’ equity	$197,215	$140,819

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	$105,101	$87,260	$201,625	$170,391
Cost of goods sold (includes buying, distribution, and occupancy costs)	73,957	61,542	140,063	118,464

Gross profit	31,144	25,718	61,562	51,927
Selling, general and administrative expenses	34,462	22,157	58,854	43,401

Operating income (loss)	(3,318)	3,561	2,708	8,526
Interest income (expense), net	40	(52)	(4)	(101)

Income (loss) before income taxes	(3,278)	3,509	2,704	8,425
Income tax provision (benefit)	(2,122)	40	(2,053)	96

Net income (loss)	$(1,156)	$3,469	$4,757	$8,329

Basic earnings (loss) per share	$(0.04)	$0.17	$0.20	$0.42
Diluted earnings (loss) income per share	$(0.04)	$0.17	$0.20	$0.41
Weighted average basic shares outstanding	27,280	20,000	23,640	20,000
Weighted average diluted shares outstanding	27,280	20,472	24,097	20,433
Pro forma income information (Note 1):
Historical income (loss) before income taxes	$(3,278)	$3,509	$2,704	$8,425
Pro forma income tax provision (benefit)	(1,311)	1,404	1,082	3,370

Pro forma net income (loss)	$(1,967)	$2,105	$1,622	$5,055

Pro forma basic earnings (loss) per share	$(0.07)	$0.11	$0.07	$0.25
Pro forma diluted earnings (loss) per share	$(0.07)	$0.10	$0.07	$0.25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income (loss)	$(1,156)	$3,469	$4,757	$8,329
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $33	48	—	48	—

Other comprehensive income	48	—	48	—

Comprehensive income	$(1,108)	$3,469	$4,805	$8,329

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock (WOJT)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 28, 2012	—	—	20,000	$20	$150	$60,254	$—	$60,424
Net income	—	—	—	—	—	4,757	—	$4,757
Reorganization (see Note 1)	—	20,000	(20,000)	—	—	—	—	$—
Issuance of stock in IPO, net of costs	9,200	(1,600)	—	7	106,775	—	—	$106,782
Distributions to “S” Corporation shareholders	—	—	—	—	—	(84,287)	—	$(84,287)
Change in unrealized gain or loss on available-for-sale securities, net of tax of $33	—	—	—	—	—	—	48	$48
Stock-based compensation expense	—	—	—	—	8,220	—	—	$8,220
Exercise of stock options, including tax benefit of $5	30	—	—	—	267	—	—	$267

Balance at July 28, 2012	9,230	18,400	—	$27	$115,412	$(19,276)	$48	$96,211

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities
Net income	$4,757	$8,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,029	7,491
Loss on disposal of assets	38	197
Deferred income taxes	6,148	—
Stock-based compensation expense	8,220	—
Excess tax benefit from stock-based compensation	(9)	—
Changes in operating assets and liabilities:
Receivables	(3,570)	(1,664)
Merchandise inventories	(18,019)	(11,736)
Prepaid expenses and other assets	(12,149)	(1,862)
Accounts payable	15,143	13,260
Accrued expenses	5,530	80
Accrued compensation and benefits	(2,428)	1,458
Deferred rent	5,263	973
Deferred revenue	(1,275)	(1,096)

Net cash provided by operating activities	15,678	15,430

Cash flows from investing activities
Purchase of property and equipment	(16,449)	(8,742)
Insurance proceeds from casualty loss	799	—
Proceeds from sale of property and equipment	17	18
Purchases of marketable securities	(35,539)	—
Sales of marketable securities	9,455	—

Net cash used in investing activities	(41,717)	(8,724)

Cash flows from financing activities
Payment of capital lease obligation	(329)	(309)
Net proceeds from initial public offering	106,783	—
Proceeds from exercise of stock options, net of tax withholdings	267	—
Excess tax benefit from stock-based compensation	9	—
Distributions	(84,287)	(4,783)

Net cash provided by (used in) financing activities	22,443	(5,092)

Change in cash and cash equivalents	(3,596)	1,614
Cash and cash equivalents, beginning of period	25,091	29,338

Cash and cash equivalents, end of period	$21,495	$30,952

Supplemental disclosures of cash flow information
Interest paid	$156	$8
Income taxes paid	$11	$71
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$914	$1,517

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Company and Basis of Presentation

Tilly’s, Inc. was formed as a Delaware corporation on May 4, 2011 for the purpose of reorganizing the corporate structure of World of Jeans & Tops, a California corporation (“WOJT”). On May 2, 2012, the shareholders of WOJT contributed all of their shares of common stock to Tilly’s, Inc. in return for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, effective May 2, 2012, WOJT converted from an “S” Corporation to a “C” Corporation for income tax purposes. These events are collectively referred to as the “Reorganization”. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Tilly’s” refers to WOJT before the Reorganization and to Tilly’s, Inc. and its subsidiary, WOJT, after the Reorganization.

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 155 and 140 stores as of July 28, 2012 and January 28, 2012, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

The accompanying unaudited consolidated financial statements include the assets, liabilities, revenues and expenses of the Company. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted from this report as is permitted by SEC rules and regulations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-175299), which was declared effective on May 3, 2012.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 28, 2012 and July 30, 2011 refer to the thirteen week periods ended as of those dates.

Initial Public Offering

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

As a result of the IPO, the Company received net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. The Company used $84.0 million of the net proceeds from the IPO to pay in full notes previously issued to the shareholders of WOJT. These notes represented WOJT’s undistributed taxable income from the date of its formation through the date of termination of its “S” Corporation status.

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the twenty-six weeks ended July 28, 2012 is a reduction of approximately 12,000 shares. There was no pro forma adjustment for the thirteen weeks ended July 28, 2012 as the dilutive effect of stock options is applicable only in periods of net income.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. The Company considers all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and classifies these securities within current assets on the consolidated balance sheet as they are available to support current operational liquidity needs.

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

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of July 28, 2012, consisted of commercial paper and corporate bonds with $24.1 million of securities with maturity dates less than one year and $2.0 million with maturity dates over one year and less than two years. The Company did not have any marketable securities as of January 28, 2012.

The following table summarizes the Company’s investments in marketable securities at July 28, 2012 (in thousands):

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Cost	Gains	Losses	Fair Value
Commercial paper	$19,881	$98	$—	$19,979
Corporate bonds	6,203	3	20	6,186

	26,084	101	20	26,165

4.	Fair Value Measurements

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

The Company measures certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, and certain cash equivalents, specifically money market accounts. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.

From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. The Company estimates the fair value of its long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

During the thirteen and twenty-six weeks ended July 28, 2012, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 28, 2012 and January 28, 2012, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

In accordance with the provisions of the guidance, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 28, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$18,953	$—	$—
Marketable securities:
Commercial paper	—	19,979	—
Corporate bonds	—	6,186	—

5.	Line of Credit

On May 3, 2012, the Company amended its revolving credit facility agreement with Wells Fargo Bank, N.A. The amended credit facility provides for a line of credit of $25.0 million and matures on May 3, 2014. Interest charged on borrowings is either at the London Interbank Offered Rate (“LIBOR”) plus 1.75%, or at the bank’s prime rate. The Company has the ability to select between the prime or LIBOR-based rate at the time of a cash advance. Borrowing from the credit facility is secured by substantially all of the Company’s assets. A sub-feature of the credit facility allows stand-by and commercial letters of credit up to $15.0 million. The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants contain requirements for certain levels of liquidity and profitability, such as: (i) a minimum current asset to current liability ratio of 1.25 to 1.00, (ii) a net profit before tax of at least $1, determined as of the end of each fiscal quarter on a cumulative rolling four-quarter basis, excluding a non-cash expense of up to a maximum of $2.0 million for the write-off of impaired fixed assets for that period and (iii) a maximum ratio of 4.00 to 1.00 for “funded debt” to “EBITDAR”, where “funded debt” includes credit facility borrowings, capital lease debt and eight times annual operating lease rent expense, and “EBITDAR” includes net income before interest, income taxes, depreciation, amortization and rent expense.

At July 28, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

6.	Income Taxes

Prior to May 2, 2012, WOJT was taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to an exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). On May 2, 2012, as part of the Reorganization, the Company’s “S” Corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of the conversion, the Company recorded an increase in current deferred tax assets of $3.6 million, an increase in noncurrent deferred tax liabilities of $0.6 million and a one-time deferred tax benefit of $3.0 million. WOJT will file a tax return for the period January 1, 2012 through May 1, 2012 as an “S” Corporation. The Company will also file a tax return as a “C” Corporation for the period May 2, 2012 through February 2, 2013.

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates to be in effect during the year in which the basis differences reverse. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 33.6% and 1.1% for both the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The effective rates for the thirteen and twenty-six weeks ended July 28, 2012 are higher primarily due to the Company’s conversion from an “S” Corporation to a “C” Corporation on May 2, 2012. Pro forma tax expense for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 was calculated at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated effective tax rate had the Company been a “C” Corporation in each of those periods.

For the thirteen weeks ended July 28, 2012, the Company recorded a net income tax benefit of $2.1 million. The net benefit was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an effective tax rate of 33.6%.

7.	Stock-Based Compensation

On May 3, 2012, in connection with the completion of the IPO, the Company recognized $7.6 million of stock-based compensation expense relating to stock options previously granted to employees and directors under the Tilly’s 2007 Stock Option Plan (the “2007 Plan”). This amount represented the cumulative stock-based compensation expense from the inception of the 2007 Plan through the IPO date, as the Company had not previously recognized any stock-based compensation expense for these awards due to the performance condition wherein, if the stock options were vested, they would only become exercisable upon the consummation of the Company’s IPO. In connection with the recognition of stock-based compensation, the Company recorded an increase in noncurrent deferred tax assets and income taxes payable of $3.0 million.

On May 4, 2012, the Company granted stock options to employees to purchase a total of 650,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (the “2012 Plan”). The exercise price of these awards is equal to the IPO price of $15.50 per share. On July 9, 2012, the Company granted options to an employee to purchase 20,000 shares of Class A common stock under the 2012 Plan. The exercise price of this award is equal to the Company’s closing stock price of $16.62 on the date of grant. The stock options vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those dates. The total grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 28, 2012 was $6.1 million, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

The stock option awards discussed above were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients’ positions within the Company and the vesting period of the awards. The Company will issue shares of Class A common stock when the options are exercised.

The fair value of stock options granted during the thirteen and twenty-six weeks ended July 28, 2012 were estimated on the grant dates using the following assumptions:

	May 4, 2012	July 9, 2012
Expected option term(1)	5.0 years	5.0 years
Expected volatility factor(2)	62.1%	62.7%
Risk-free interest rate(3)	0.8%	0.6%
Expected annual dividend yield	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended July 28, 2012 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at January 28, 2012	1,540,000	$11.34
Granted year-to-date	670,500	$15.53
Exercised year-to-date	(30,250)	$8.67
Forfeited year-to-date	(11,250)	$14.52
Outstanding at July 28, 2012	2,169,000	$12.66	7.8	$7,713
Exercisable at July 28, 2012	975,625	$9.62	6.0	$6,416

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $16.19 at July 27, 2012.

On May 4, 2012, the Company granted 5,161 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to serve on the Company’s board of directors through each of those dates. The grant date fair value of these awards totaled $0.3 million. The Company is recognizing the expense relating to these awards on a straight line basis over a two year service period commencing on the date of grant.

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 2,212,434 shares were still available for issuance as of July 28, 2012. The Company recorded a total of $8.2 million of stock-based compensation expense, which includes the one-time charge of $7.6 million noted above, in the thirteen and twenty-six weeks ended July 28, 2012. At July 28, 2012, there was $6.9 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average recognition period of 3.1 years.

8.	Earnings (Loss) Per Share

Earnings (loss) per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period. Dilutive common share equivalents include shares issuable upon an assumed exercise of outstanding stock options using the “treasury stock” method, whereby proceeds from such exercise and unamortized compensation on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. The components of basic and diluted earnings (loss) per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income (loss)	$(1,156)	$3,469	$4,757	$8,329
Weighted average basic shares outstanding	27,280	20,000	23,640	20,000
Dilutive effect of stock options and restricted stock	—	472	457	433

Weighted average common shares for diluted earnings (loss) per share	27,280	20,472	24,097	20,433

Basic earnings (loss) per share	$(0.04)	$0.17	$0.20	$0.42

Diluted earnings (loss) per share	$(0.04)	$0.17	$0.20	$0.41

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 2,169,000 and 578,000 shares of Class A common stock for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and 1,237,500 and 578,000 shares of Class A common stock for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, as these shares would have been anti-dilutive.

9.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental and other matters. Management believes that the likelihood is remote that any of these claims will have a material effect on the Company’s financial condition as of July 28, 2012 or its results of operations or cash flows for the periods presented.

Legal Proceedings

In October 2011, a putative class action, Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc. (37-2011-00098812-CU-BT-CTL) was filed against the Company in the Superior Court of the State of California for the County of San Diego, alleging various causes of action based on the Company’s California gift card redemption policies.

From time to time, the Company may become involved in lawsuits and other claims arising in the ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. Management believes, after considering a number of factors and the nature of any outstanding litigation or claims, that the outcome will not have a material adverse effect upon the Company’s results of operations, financial condition or cash flows. However, because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or the impact on it of an adverse ruling in such matters.

10.	Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. This lease expires on December 31, 2012, with three five-year options to renew thereafter. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million and $0.2 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $0.4 million and $0.4 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $4.3 million and $4.6 million as of July 28, 2012 and January 28, 2012, respectively. The gross amount of the building under capital lease was $7.8 million as of both July 28, 2012 and July 30, 2011. The gross amount of accumulated depreciation of the building under capital lease was $5.0 million and $4.7 million as of July 28, 2012 and January 28, 2012, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $53,000 and

$50,000 for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $0.1 million for both the twenty-six weeks ended July 28, 2012 and July 30, 2011. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company incurred rent expense of $33,000 for both the thirteen and twenty-six weeks ended July 28, 2012. The Company did not incur any rent expense for this lease for either of the thirteen or twenty-six weeks ended July 30, 2011.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building at its e-commerce distribution center. Pursuant to the lease agreement, the Company has requested that the landlord expand the building, and the Company expects the expansion to be completed by the second half of fiscal year 2013. The Company is currently using this building for warehousing until the commencement of the expansion, at which point the Company will return the building to the landlord for the duration of the construction. The Company incurred rent expense of $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended July 28, 2012, respectively, and incurred no rent expense for the thirteen and twenty-six weeks ended July 30, 2011 for this lease.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and the related notes included in our Registration Statement on Form S-1, as amended (File No. 333-175299), which was declared effective on May 3, 2012. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.

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

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of July 28, 2012, we operated 155 stores, averaging 7,800 square feet, in 25 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales $17.8 million, or 20%, to $105.1 million for the thirteen weeks ended July 28, 2012 from $87.3 million for the thirteen weeks ended July 30, 2011. Our comparable store sales increased 5.1% for the thirteen weeks ended July 28, 2012, which followed a 10.7% increase for the full fiscal year 2011 and a 4.3% increase is the first fiscal quarter of 2012. Since the beginning of fiscal 2007, we have increased our store count more than two and a half times, from 61 stores to 155 stores as of July 28, 2012.

As of July 28, 2012, we have added 15 net new stores in fiscal year 2012 and plan to add at least 13 additional net stores by the end of the year. We plan net new store growth at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

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

On May 3, 2012, we completed an initial public offering, or IPO, in which we issued and sold 7,600,000 shares of Class A common stock at a price of $15.50 per share, less underwriting discounts and offering expenses payable by us, a portion of which was reimbursed by the underwriters. Certain of our stockholders also sold 1,600,000 shares of Class A common stock in the IPO at a price of $15.50 per share. We did not receive any of the proceeds from the sale of stock by our stockholders. As a result of the IPO, we raised net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. On May 9, 2012, we used $84.0 million of the net proceeds from the IPO to pay in full the principal amount of notes representing World of Jeans & Tops’ undistributed taxable income. These notes were issued to the former shareholders of World of

Jeans & Tops in connection with the Reorganization and all payments were made to trusts related to Hezy Shaked, Tilly Levine and their children. We intend to use the remaining net proceeds from the sale of shares by us for working capital and other general corporate purposes. The amounts and timing of any expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth of our business.

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

Our stock-based awards granted prior to our IPO contained a performance condition wherein, if they were vested, they only became exercisable upon the consummation of an IPO of our common stock. Therefore, no stock-based compensation expense was recognized by us prior to the consummation of our IPO. Accordingly, the Company recognized $7.6 million of compensation expense relating to these awards on May 3, 2012, the date of our IPO.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
		(in thousands)
Statements of Income Data:
Net sales	$105,101	$87,260	$201,625	$170,391
Cost of goods sold	73,957	61,542	140,063	118,464

Gross profit	31,144	25,718	61,562	51,927
Selling, general and administrative expenses	34,462	22,157	58,854	43,401

Operating income (loss)	(3,318)	3,561	2,708	8,526
Interest income (expense), net	40	(52)	(4)	(101)

Income (loss) before income taxes	(3,278)	3,509	2,704	8,425
Income tax provision (benefit)	(2,122)	40	(2,053)	96

Net income (loss)	$(1,156)	$3,469	$4,757	$8,329

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.4%	70.5%	69.5%	69.5%

Gross profit	29.6%	29.5%	30.5%	30.5%
Selling, general and administrative expenses	32.8%	25.4%	29.2%	25.5%

Operating income (loss)	-3.2%	4.1%	1.3%	5.0%
Interest income (expense), net	0.1%	-0.1%	0.0%	-0.1%

Income (loss) before income taxes	-3.1%	4.0%	1.3%	4.9%
Income tax provision (benefit)	-2.0%	0.0%	-1.1%	0.0%

Net income (loss)	-1.1%	4.0%	2.4%	4.9%

Pro Forma Data (1):
Historical income (loss) before income taxes	$(3,278)	$3,509	$2,704	$8,425
Pro forma income tax provision (benefit)	(1,311)	1,404	1,082	3,370

Pro forma net income (loss)	$(1,967)	$2,105	$1,622	$5,055

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Store Operating Data:
Stores operating at end of period	155	131	155	131
Comparable store sales change (1)	5.1%	15.2%	4.7%	16.7%
Total square feet at end of period	1,215,088	1,014,879	1,215,088	1,014,879
Average net sales per store (in thousands) (2)	$634	$617	$1,239	$1,213
Average net sales per square foot (2)	$81	$80	$158	$157
E-commerce revenues (in thousands) (3)	$9,826	$8,085	$20,726	$16,386

(1)	E-commerce sales contributed 1.8% and 1.8% to the comparable store sales change for the thirteen week periods ended July 28, 2012 and July 30, 2011, respectively. E-commerce sales contributed 2.3% and 2.1% to the comparable store sales change for the twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Net Sales

Net sales increased $17.8 million, or 20%, to $105.1 million for the thirteen weeks ended July 28, 2012 from $87.3 million for the thirteen weeks ended July 30, 2011. A portion of this increase was due to net sales of $13.5 million from stores open in the second quarter of fiscal 2012 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. Net sales also increased due to a comparable store net sales increase of 5.1%, or $4.3 million, in the thirteen weeks ended July 28, 2012 compared to the thirteen weeks ended July 30, 2011. This increase was due to higher net sales of guys’ and juniors’ apparel and accessories and footwear, offset by slightly lower net sales of boys’ and girls’ apparel. There were 128 comparable brick-and-mortar stores and 27 non-comparable brick-and-mortar stores open as of July 28, 2012.

Net sales from our e-commerce store, including shipping fees, increased $1.7 million, or 22%, to $9.8 million for the thirteen weeks ended July 28, 2012 from $8.1 million for the thirteen weeks ended July 30, 2011 due to increased traffic.

Gross Profit

Gross profit increased $5.4 million, or 21%, to $31.1 million for the thirteen weeks ended July 28, 2012 from $25.7 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, gross profit was 29.6% and 29.5% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. A 0.4% decrease in buying and distribution costs as a percentage of net sales compared to the same period last year was offset by a 0.3% increase in product costs as a percentage of net sales as a result of higher markdowns.

Selling, General and Administrative Expenses

SG&A expenses increased $12.3 million, or 56%, to $34.5 million for the thirteen weeks ended July 28, 2012 from $22.2 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, SG&A expenses were 32.8% and 25.4% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.

Store selling expenses increased $2.7 million, or 18%, to $17.6 million for the thirteen weeks ended July 28, 2012 from $14.9 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, store selling expenses were 16.7% and 17.1% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•

store and regional payroll, payroll benefits and related personnel costs increased $1.9 million, which represents a decrease of 0.3% as a percentage of net sales, as these costs increased more slowly than sales;

•

marketing costs increased $0.7 million, or 0.2% as a percentage of net sales, primarily resulting from increased distribution of catalog mailings, increased support of our e-commerce business and more new store grand openings than in the prior year; and

•	supplies and other field support costs increased $0.1 million, but decreased 0.3% as a percentage of net sales, as these costs increased more slowly than sales.

General and administrative expenses increased $9.6 million, or 132%, to $16.9 million for the thirteen weeks ended July 28, 2012 from $7.3 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, general and administrative expenses were 16.1% and 8.3% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•	a one-time charge of $7.6 million, or 7.3% of net sales, to recognize life-to-date compensation expense for stock options that was triggered by the consummation of our IPO during the quarter;

•	ongoing stock-based compensation expense of $0.6 million, or 0.6% of net sales, which commenced upon the completion of our IPO in May 2012;

•

payroll, payroll benefits and related costs for corporate office personnel increased $0.7 million, which represents a decrease of 0.5% as a percentage of net sales, as these costs increased more slowly than sales; and

•

depreciation, legal and other office expenses, including incremental costs in the second quarter of 2012 as a result of becoming a public company, increased $0.7 million, or 0.4% as a percentage of net sales.

Operating Income (Loss)

Operating income decreased $6.9 million to a loss of $3.3 million for the thirteen weeks ended July 28, 2012 from income of $3.6 million for the thirteen weeks ended July 30, 2011. As a percentage of net sales, operating income (loss) was (3.2%) and 4.1% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. The decrease in operating income was primarily due to the $7.6 million one-time charge to recognize life-to-date compensation expense for stock options during the period, as discussed above.

Interest Income (Expense), Net

Net interest income (expense) was $40,000 and ($52,000) for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Interest income mainly represents interest payments received on our marketable securities, as well as income earned on cash balances and on tenant construction allowances due from landlords. Prior to the second fiscal quarter of 2012 we did not have any marketable securities. Interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility.

Income Tax Provision (Benefit)

For the thirteen weeks ended July 28, 2012, the Company recorded a net income tax benefit of $2.1 million. The net benefit was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an effective tax rate of 33.6%.

Net Income (Loss)

Net income decreased $4.6 million to a net loss of $1.2 million for the thirteen weeks ended July 28, 2012 from net income of $3.5 million for the thirteen weeks ended July 30, 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma net income decreased $4.1 million to a net loss of $2.0 million for the thirteen weeks ended July 28, 2012 from net income of $2.1 million for the thirteen weeks ended July 30, 2011.

Basic earnings (loss) per share was ($0.04) for the thirteen weeks ended July 28, 2012, compared to $0.17 for the thirteen weeks ended July 30, 2011. Diluted earnings (loss) per share was ($0.04) for the thirteen weeks ended July 28, 2012, compared to $0.17 for the thirteen weeks ended July 30, 2011. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma basic earnings (loss) per share was ($0.07) for the thirteen weeks ended July 28, 2012, compared to $0.11 for the thirteen weeks ended July 30, 2011, and pro forma diluted earnings (loss) per share was ($0.07) for the thirteen weeks ended July 28, 2012, compared to $0.10 for the thirteen weeks ended July 30, 2011. There was no dilution during the thirteen weeks ended July 28, 2012 as the dilutive effect of stock options is only applicable in periods of net income.

Twenty-Six Weeks Ended July 28, 2012 Compared to Twenty-Six Weeks Ended July 30, 2011

Net Sales

Net sales increased $31.2 million, or 18%, to $201.6 million for the twenty-six weeks ended July 28, 2012 from $170.4 million for the twenty-six weeks ended July 30, 2011. A portion of this increase was due to net sales of $23.4 million from stores open in the first half of fiscal 2012 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. Net sales also increased due to a comparable store net sales increase of 4.7%, or $7.8 million, in the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011. This increase was due to higher net sales of guys’ and juniors’ apparel and accessories and footwear, offset by slightly lower net sales of boys’ and girls’ apparel. There were 128 comparable brick-and-mortar stores and 27 non-comparable brick-and-mortar stores open as of July 28, 2012.

Net sales from our e-commerce store, including shipping fees, increased $4.3 million, or 26%, to $20.7 million for the twenty-six weeks ended July 28, 2012 from $16.4 million for the twenty-six weeks ended July 30, 2011.

Gross Profit

Gross profit increased $9.6 million, or 19%, to $61.6 million for the twenty-six weeks ended July 28, 2012 from $51.9 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, gross profit was 30.5% for both the twenty-six weeks ended July 28, 2012 and July 30, 2011. A 0.2% increase in occupancy costs as a percentage of net sales was offset by a 0.2% decrease in buying and distribution costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A expenses increased $15.5 million, or 36%, to $58.9 million for the twenty-six weeks ended July 28, 2012 from $43.4 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, SG&A expenses were 29.2% and 25.5% for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

Store selling expenses increased $4.8 million, or 16%, to $33.8 million for the twenty-six weeks ended July 28, 2012 from $29.0 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, store selling expenses were 16.8% and 17.0% for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $3.3 million, but decreased 0.2% as a percentage of net sales, as these costs increased more slowly than sales;

•

marketing costs increased $1.3 million, or 0.2% as a percentage of net sales, primarily resulting from increased distribution of catalog mailings, increased support of our e-commerce business and more new store grand openings than in the prior year;

•	credit and debit card processing fees and other field processing costs decreased $0.1 million, or 0.3% as a percentage of net sales; and

•	supplies and other support costs increased $0.4 million, or 0.1% as a percentage of net sales.

General and administrative expenses increased $10.7 million, or 74%, to $25.1 million for the twenty-six weeks ended July 28, 2012 from $14.4 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, general and administrative expenses were 12.4% and 8.4% for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•	a one-time charge of $7.6 million, or 3.8% of net sales, to recognize life-to-date compensation expense for stock options that was triggered by the consummation of our IPO during the quarter;

•	ongoing stock-based compensation expense of $0.6 million, or 0.3% of net sales, which commenced upon the completion of our IPO in May 2012;

•

payroll, payroll benefits and related costs for corporate office personnel increased $1.3 million, which represents a decrease of 0.4% as a percentage of net sales, as these costs increased more slowly than sales; and

•

depreciation, legal and other office expenses, including incremental costs in the second quarter of 2012 as a result of becoming a public company, increased $1.2 million, or 0.3% as a percentage of net sales.

Operating Income

Operating income decreased $5.8 million, or 68%, to $2.7 million for the twenty-six weeks ended July 28, 2012 from $8.5 million for the twenty-six weeks ended July 30, 2011. As a percentage of net sales, operating income was 1.3% and 5.0% for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The decrease in operating income as a percentage of net sales was primarily due to the $7.6 million one-time charge to recognize life-to-date compensation expense for stock options during the period, as discussed above.

Interest Expense, Net

Net interest expense was $4,000 and $101,000 for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. Interest income mainly represents interest payments received on our marketable securities, as well as income earned on cash balances and on tenant construction allowances due from landlords. Prior to the second fiscal quarter of 2012 we did not have any marketable securities. Interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility.

Income Tax Provision

For the twenty-six weeks ended July 28, 2012, the Company recorded a net income tax benefit of $2.1 million. The net benefit was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an effective tax rate of 33.6%.

Net Income

Net income decreased $3.6 million, or 43%, to $4.8 million for the twenty-six weeks ended July 28, 2012 from $8.3 million for the twenty-six weeks ended July 30, 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to these twenty-six week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma net income decreased $3.4 million, or 68%, to $1.6 million for the twenty-six weeks ended July 28, 2012 from $5.1 million for the twenty-six weeks ended July 30, 2011.

Basic earnings per share decreased 52%, to $0.20 for the twenty-six weeks ended July 28, 2012 from $0.42 for the twenty-six weeks ended July 30, 2011. Diluted earnings per share decreased 51%, to $0.20 for the twenty-six weeks ended July 28, 2012 from $0.41 for the twenty-six weeks ended July 30, 2011. Applying a pro forma 40% “C” Corporation effective tax rate to these twenty-six week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma basic earnings per share decreased 72%, to $0.07 for the twenty-six weeks ended July 28, 2012 from $0.25 for the twenty-six weeks ended July 30, 2011, and pro forma diluted earnings per share decreased 72%, to $0.07 for the twenty-six weeks ended July 28, 2012 from $0.25 for the twenty-six weeks ended July 30, 2011.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, N.A. We have neither drawn funds from nor have we issued letters of credit from the revolving credit facility.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and, prior to the IPO, shareholder distributions. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash and marketable securities on hand, cash flows from operating activities and the availability of cash under our revolving credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If these sources of cash are not sufficient or available to meet our capital requirements, then we would be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
	(in thousands)
Net cash provided by operating activities	$15,678	$15,430
Net cash used in investing activities	(41,717)	(8,724)
Net cash provided by (used in) financing activities	22,443	(5,092)

Net Cash Provided by Operating Activities

We generated $15.7 million of net cash from operating activities for the twenty-six weeks ended July 28, 2012. The significant components of cash flows from operating activities were net income of $4.8 million, the add-back of non-cash depreciation and amortization expense of $8.0 million, the change in deferred income taxes of $6.1 million and non-cash stock-based compensation expense recognized during the period of $8.2 million. In addition, accounts payable and accrued compensation and other accrued expenses increased by $18.2 million due to the timing of payments and deferred rent increased by $5.3 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $18.0 million due to inventory purchases in anticipation of the upcoming back-to-school season and the opening of new stores, an increase in prepaid expenses and other assets of $12.1 million mainly due to increases in prepaid rent resulting from the opening of new stores and the recognition of deferred tax assets resulting from our conversion from an “S” Corporation to a “C” Corporation and an increase in receivables of $3.6 million due to the growth of the business.

By comparison, we generated $15.4 million of net cash from operating activities for the twenty-six weeks ended July 30, 2011. The significant components of cash flows from operating activities were net income of $8.3 million and the add-back of non-cash depreciation and amortization expense of $7.5 million. In addition, accounts payable, accrued expenses and accrued compensation and benefits increased $14.8 million due to the timing of payments, and deferred rent increased by $1.0 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $11.7 million due to inventory purchases in anticipation of the upcoming back-to-school season and the opening of new stores, an increase in receivables of $1.7 million due to growth of the business and an increase in prepaid expenses and other assets of $1.9 million due mainly to the capitalization of IPO transaction costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $41.7 million for the twenty-six weeks ended July 28, 2012. Of this total, $16.4 million was for capital expenditures. Spending on new stores and the remodeling or other improvements of existing stores was $13.4 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. In addition, we received $0.8 million of insurance proceeds related to fixed assets that were destroyed by smoke damage as a result of a fire in 2010 at a mall where one of our stores was located. We purchased $35.5 million of marketable securities and received proceeds of $9.5 from the sale of marketable securities during the period.

By comparison, net cash used in investing activities was $8.7 million for the twenty-six weeks ended July 30, 2011. Capital expenditures represented nearly all of this spending. Spending on new stores and the remodeling or other improvements of existing stores were $7.3 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $22.4 million for the twenty-six weeks ended July 28, 2012. This included $106.8 million in net proceeds from our initial public offering which was consummated during the second quarter and $84.3 million in distributions to the former shareholders of World of Jeans & Tops. We also received $0.3 million in proceeds from the exercise of stock options, net of tax withholdings, and paid $0.3 million for our capital lease obligation during the period.

By comparison, net cash used in financing activities was $5.1 million for the twenty-six weeks ended July 30, 2011. This included $4.8 million in distributions to the then-current shareholders of World of Jeans & Tops and $0.3 million for payments on our capital lease obligation.

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

Contractual Obligations

There have been no significant changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form S-1, as amended (File No. 333-175299), other than those which occur in the normal course of business.

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

As of July 28, 2012, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Registration Statement on Form S-1, as amended (File No. 333-175299).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 28, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. Because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim, management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome. Management believes, after considering a number of factors and the nature of any outstanding litigation or claims, that the outcome will not have a material effect upon our results of operations, financial condition or cash flows. However, because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or the impact on us of an adverse ruling in such matters. Therefore, see the “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” section of our Registration Statement on Form S-1, as amended (File No. 333-175299).

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

(a) Unregistered Sales of Equity Securities

On May 2, 2012, in connection with the Reorganization, all four shareholders of World of Jeans & Tops, or WOJT, contributed an aggregate of 20 million shares of WOJT common stock, which constituted all of the issued and outstanding common stock of WOJT, to Tilly’s, Inc. in exchange for 20 million shares of Tilly’s, Inc. Class B common stock.

Shares of Tilly’s, Inc. Class B common stock may only be held by the family entities and non-profit or other corporations, partnerships or trusts controlled by our co-founders or their children. Shares of Class B common stock that are transferred to a holder other than a Hezy Shaked Entity (as defined in our certificate of incorporation) will automatically convert into a like number of shares of Class A common stock. In addition, all of the Class B common stock will convert into Class A common stock on a one-for-one basis on the date upon which the number of shares of Class A common stock and Class B common stock beneficially owned by Hezy Shaked and any Hezy Shaked Entity, in the aggregate, represents less than 15.0% of the total number of shares of Class A and Class B common stock then outstanding.

The issuance of Class B common stock in connection with the Reorganization was deemed exempt from registration under Section 4(2) or Regulation D of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The recipients of securities in the transactions exempt under Section 4(2) or Regulation D of the Securities Act represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates and instruments issued in such transactions.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Tilly’s Form S-1 filed with the SEC on September 7, 2011).

3.2	Bylaws of Tilly’s, Inc. (incorporate by reference to Exhibit 3.2 to the Tilly’s Form S-1 filed with the SEC on July 1, 2011).

10.1	Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated July 1, 2012 (15 Chrysler, Irvine, California).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Operations; (iii) the Consolidated Statement of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: September 7, 2012
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 7, 2012

/s/ William Langsdorf
William Langsdorf
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)