Form 10-Q
period 2012-10-27
TILLY'S, INC.
filed 2012-12-04
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of October 27, 2012, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	9,281,625
Class B common stock $0.001 par value	18,400,000

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended October 27, 2012

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 27, 2012	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,883	$25,091
Marketable securities	24,891	—
Receivables	8,139	6,605
Merchandise inventories	49,870	36,531
Prepaid expenses and other current assets	10,405	5,616

Total current assets	118,188	73,843
Property and equipment, net	74,869	64,077
Other assets	3,902	2,899

Total assets	$196,959	$140,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,307	$16,830
Deferred revenue	3,490	4,865
Accrued compensation and benefits	6,464	7,536
Accrued expenses	9,849	12,935
Current portion of deferred rent	4,327	3,335
Current portion of capital lease obligation/Related party (Note 10)	701	669

Total current liabilities	50,138	46,170
Long-term portion of deferred rent	36,699	30,256
Long-term portion of capital lease obligation/Related party (Note 10)	3,440	3,969

Total long-term liabilities	40,139	34,225

Total liabilities	90,277	80,395
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; October 27, 2012 - no shares authorized, issued or outstanding; January 28, 2012 - 21,600 shares authorized, 20,000 shares issued and outstanding	—	20
Common stock (Class A), $0.001 par value; October 27, 2012 - 100,000 shares authorized, 9,282 shares issued and outstanding; January 28, 2012 - 100,000 shares authorized, 1 shares issued and outstanding	9	—
Common stock (Class B), $0.001 par value; October 27, 2012 - 35,000 shares authorized, 18,400 shares issued and outstanding; January 28, 2012 - 35,000 shares authorized, no shares issued or outstanding	18	—
Preferred stock, $0.001 par value; October 27, 2012 and January 28, 2012 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	116,630	150
Retained earnings (deficit)	(9,981)	60,254
Accumulated other comprehensive income	6	—

Total stockholders’ equity	106,682	60,424

Total liabilities and stockholders’ equity	$196,959	$140,819

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$124,895	$107,304	$326,521	$277,695
Cost of goods sold (includes buying, distribution, and occupancy costs)	83,087	71,446	223,150	189,910

Gross profit	41,808	35,858	103,371	87,785
Selling, general and administrative expenses	27,940	23,514	86,795	66,915

Operating income	13,868	12,344	16,576	20,870
Interest expense, net	42	49	46	150

Income before income taxes	13,826	12,295	16,530	20,720
Income tax provision	4,532	140	2,478	236

Net income	$9,294	$12,155	$14,052	$20,484

Basic earnings per share	$0.34	$0.61	$0.56	$1.02
Diluted earnings income per share	$0.33	$0.59	$0.55	$1.00
Weighted average basic shares outstanding	27,658	20,000	24,979	20,000
Weighted average diluted shares outstanding	28,079	20,530	25,403	20,489
Pro forma income information (Note 1):
Historical income before income taxes	$13,826	$12,295	$16,530	$20,720
Pro forma income tax provision	5,530	4,918	6,612	8,288

Pro forma net income	$8,296	$7,377	$9,918	$12,432

Pro forma basic earnings per share	$0.30	$0.37	$0.40	$0.62
Pro forma diluted earnings per share	$0.30	$0.36	$0.39	$0.61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$9,294	$12,155	$14,052	$20,484
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $4	6	—	6	—

Other comprehensive income	6	—	6	—

Comprehensive income	$9,300	$12,155	$14,058	$20,484

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock (WOJT)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2012	—	—	20,000	$20	$150	$60,254	$—	$60,424
Net income	—	—	—	—	—	14,052	—	$14,052
Reorganization (see Note 1)	—	20,000	(20,000)	—	—	—	—	$—
Issuance of stock in IPO, net of costs	9,200	(1,600)	—	7	106,782	—	—	$106,789
Distributions to “S” Corporation shareholders	—	—	—	—	—	(84,287)	—	$(84,287)
Change in unrealized gain on available-for-sale securities, net of tax of $4	—	—	—	—	—	—	6	$6
Stock-based compensation expense	—	—	—	—	8,893	—	—	$8,893
Exercise of stock options, including tax benefit of $83	82	—	—	—	805	—	—	$805

Balance at October 27, 2012	9,282	18,400	—	$27	$116,630	$(9,981)	$6	$106,682

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities
Net income	$14,052	$20,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,299	11,255
Loss on disposal of assets	153	227
Loss on sales of marketable securities	28	—
Deferred income taxes	6,325	—
Stock-based compensation expense	8,893	—
Excess tax benefit from stock-based compensation	(94)	—
Changes in operating assets and liabilities:
Receivables	(2,184)	(680)
Merchandise inventories	(13,202)	(11,582)
Prepaid expenses and other assets	(12,121)	(2,202)
Accounts payable	8,477	10,417
Accrued expenses	(1,048)	(1,273)
Accrued compensation and benefits	(1,072)	3,613
Deferred rent	7,435	2,726
Deferred revenue	(1,375)	(1,166)

Net cash provided by operating activities	26,566	31,819

Cash flows from investing activities
Purchase of property and equipment	(25,585)	(14,246)
Insurance proceeds from casualty loss	799	—
Proceeds from sale of property and equipment	17	18
Purchases of marketable securities	(60,419)	—
Sales of marketable securities	35,510	—

Net cash used in investing activities	(49,678)	(14,228)

Cash flows from financing activities
Payment of capital lease obligation	(497)	(468)
Net proceeds from initial public offering	106,789	—
Proceeds from exercise of stock options	805	—
Excess tax benefit from stock-based compensation	94	—
Distributions	(84,287)	(30,794)

Net cash provided by (used in) financing activities	22,904	(31,262)

Change in cash and cash equivalents	(208)	(13,671)
Cash and cash equivalents, beginning of period	25,091	29,338

Cash and cash equivalents, end of period	$24,883	$15,667

Supplemental disclosures of cash flow information
Interest paid	$229	$249
Income taxes paid	$8,834	$121
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$170	$290

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 161 and 140 stores as of October 27, 2012 and January 28, 2012, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-175299), which was declared effective on May 3, 2012.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 27, 2012 and October 29, 2011 refer to the thirteen week periods ended as of those dates.

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

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the thirty-nine weeks ended October 27, 2012 was a decrease of approximately 4,000 shares. There was no pro forma adjustment to the diluted weighted average shares outstanding for the thirteen weeks ended October 27, 2012. The pro forma adjustment to diluted weighted average shares outstanding for the thirteen and thirty-nine weeks ended October 29, 2011 were a decrease of approximately 111,000 and 89,000 shares, respectively.

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

Marketable securities are classified as available-for-sale and, as of October 27, 2012, consisted entirely of commercial paper, all of which was less than one year from maturity. The Company did not have any marketable securities as of January 28, 2012.

The following table summarizes the Company’s investments in marketable securities at October 27, 2012 (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$24,881	$10	$—	$24,891

4.	Fair Value Measurements

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

The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, and certain cash equivalents, specifically money market accounts. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.

From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. The Company estimates the fair value of its long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

During the thirteen and thirty-nine weeks ended October 27, 2012, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 27, 2012 and January 28, 2012, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 27, 2012
	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$21,182	$—	$—
Marketable securities:
Commercial paper	—	24,891	—

5.	Line of Credit

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

As of October 27, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

6.	Income Taxes

Prior to May 2, 2012, WOJT was taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore was not subject to federal and state income taxes (subject to an exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). On May 2, 2012, as part of the

Reorganization, the Company’s “S” Corporation status terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. As a result of the conversion, the Company recorded an increase in current deferred tax assets of $3.6 million, an increase in noncurrent deferred tax liabilities of $0.6 million and a one-time deferred tax benefit of $3.0 million during the second quarter of fiscal year 2012. WOJT will file a tax return for the period January 1, 2012 through May 1, 2012 as an “S” Corporation. The Company will also file a tax return as a “C” Corporation for the period May 2, 2012 through February 2, 2013.

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The annual effective income tax rate was 32.9% and 1.1% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The annual effective rate in fiscal 2012 is higher than fiscal 2011 primarily due to the Company’s conversion from an “S” Corporation to a “C” Corporation on May 2, 2012. Pro forma tax expense for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 was calculated at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated effective tax rate had the Company been a “C” Corporation in each of those periods.

For the thirty-nine weeks ended October 27, 2012, the Company recorded a net income tax provision of $2.5 million. The net provision was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 32.9% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax provision of $3.5 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through October 27, 2012) at an annual effective tax rate of 32.9%.

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

The Company also granted options to purchase a total of 80,000 shares of Class A common stock under the 2012 Plan to employees who joined the Company between July 9, 2012 and October 25, 2012. The exercise prices of these awards range between $15.72 and $18.37 per share, and were set equal to the Company’s closing stock price on the date of each grant.

All stock options granted during the thirty-nine weeks ended October 27, 2012 vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates. The total grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 27, 2012 was $0.5 million and $6.6 million, respectively, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair value of stock options granted during the thirteen and thirty-nine weeks ended October 27, 2012 were estimated on the grant dates using the following assumptions:

	Thirteen Weeks Ended October 27, 2012	Thirty-Nine Weeks Ended October 27, 2012
Expected option term(1)	5.0 years	5.0 years
Expected volatility factor(2)	57.6% - 62.9%	57.6% - 62.9%
Risk-free interest rate(3)	0.6% - 0.8%	0.6% - 0.8%
Expected annual dividend yield	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended October 27, 2012 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at January 28, 2012	1,540,000	$11.34
Granted year-to-date	730,500	$15.60
Exercised year-to-date	(81,625)	$8.85
Forfeited year-to-date	(16,000)	$14.24
Outstanding at October 27, 2012	2,172,875	$12.84	7.6	$7,497
Exercisable at October 27, 2012	928,000	$9.66	5.8	$6,145

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $16.28 at October 26, 2012.

On May 4, 2012, the Company granted 5,161 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on May 4, 2013, provided that the respective award recipient continues to serve on the Company’s board of directors through each of those vesting dates. The grant date fair value of these awards totaled $0.3 million. The Company is recognizing the expense relating to these awards on a straight line basis over a two-year service period commencing on the date of grant.

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 2,154,934 shares were still available for issuance as of October 27, 2012. The Company recorded a total of $0.7 million of stock-based compensation expense in the thirteen weeks ended October 27, 2012. The Company recorded a total of $8.9 million of stock-based compensation expense, which includes the one-time charge of $7.6 million noted above, in the thirty-nine weeks ended October 27, 2012. At October 27, 2012, there was $6.7 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.9 years.

8.	Earnings Per Share

Earnings per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period. Dilutive common share equivalents include shares issuable upon an assumed exercise of outstanding stock options using the “treasury stock” method, whereby proceeds from such exercise and unamortized compensation on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$9,294	$12,155	$14,052	$20,484
Weighted average basic shares outstanding	27,658	20,000	24,979	20,000
Dilutive effect of stock options and restricted stock	421	530	424	489

Weighted average common shares for diluted earnings per share	28,079	20,530	25,403	20,489

Basic earnings per share	$0.34	$0.61	$0.56	$1.02

Diluted earnings per share	$0.33	$0.59	$0.55	$1.00

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 728,000 and 577,000 shares of Class A common stock for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and 654,000 and 578,000 shares of Class A common stock for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, as these shares would have been anti-dilutive.

9.	Commitments and Contingencies

The Company is subject to various claims and contingencies arising in the normal course of business, including those relating to product liability, legal, employee benefit, environmental and other matters. Management believes that the likelihood is remote that any of these claims will have a material effect on the Company’s financial condition as of October 27, 2012 or its results of operations or cash flows for the periods presented.

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

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. This lease expires on December 31, 2012, with three five-year options to renew thereafter. On June 29, 2012, the Company informed the landlord of its intent to exercise the first of these five-year renewal options, with the renewal commencing on January 1, 2013. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended October 27, 2012 and October 29, 2011, and $0.7 million and $0.6 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $4.1 million and $4.6 million as of October 27, 2012 and January 28, 2012, respectively. The gross amount of the building under capital lease was $7.8 million as of both October 27, 2012 and October 29, 2011. The gross amount of accumulated depreciation of the building under capital lease was $5.1 million and $4.7 million as of October 27, 2012 and January 28, 2012, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both of the thirteen weeks ended October 27, 2012 and October 29, 2011, and $0.2 million for both of the thirty-nine weeks ended October 27, 2012 and October 29, 2011. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both the thirteen and thirty-nine weeks ended October 27, 2012. The Company did not incur any rent expense for this lease for either of the thirteen or thirty-nine weeks ended October 29, 2011.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building at its e-commerce distribution center. Pursuant to the lease agreement, the Company has requested that the landlord expand the building, and the Company expects the expansion to be completed by the second half of fiscal year 2013. The Company is currently using this building for warehousing until the commencement of the expansion, at which point the Company will return the building to the landlord for the duration of the construction. The Company incurred rent expense of $0.2 million and $0.6 million for the thirteen and thirty-nine weeks ended October 27, 2012, respectively, and incurred no rent expense for the thirteen and thirty-nine weeks ended October 29, 2011 for this lease.

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

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of October 27, 2012, we operated 161 stores, averaging 7,900 square feet, in 27 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales $17.6 million, or 16%, to $124.9 million for the thirteen weeks ended October 27, 2012 from $107.3 million for the thirteen weeks ended October 29, 2011. Our comparable store sales increased 1.9% for the thirteen weeks ended October 29, 2012, which followed a 10.7% increase for the full fiscal year 2011 and a 5.1% increase for the thirteen weeks ended July 28, 2012. Since the beginning of fiscal 2007, we have increased our store count more than two and a half times, from 61 stores to 161 stores as of October 27, 2012.

As of October 27, 2012, we have added 21 net new stores in fiscal year 2012 and plan to add seven additional net stores by the end of the year. We plan net new store growth at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

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

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we expect to continue to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will result in significant incremental legal, accounting and other overhead costs.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(in thousands)
Statements of Income Data:
Net sales	$124,895	$107,304	$326,521	$277,695
Cost of goods sold	83,087	71,446	223,150	189,910

Gross profit	41,808	35,858	103,371	87,785
Selling, general and administrative expenses	27,940	23,514	86,795	66,915

Operating income	13,868	12,344	16,576	20,870
Interest expense, net	42	49	46	150

Income before income taxes	13,826	12,295	16,530	20,720
Income tax provision	4,532	140	2,478	236

Net income	$9,294	$12,155	$14,052	$20,484

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5%	66.6%	68.3%	68.4%

Gross profit	33.5%	33.4%	31.7%	31.6%
Selling, general and administrative expenses	22.4%	21.9%	26.6%	24.1%

Operating income	11.1%	11.5%	5.1%	7.5%
Interest income, net	0.0%	0.0%	0.0%	0.0%

Income before income taxes	11.1%	11.5%	5.1%	7.5%
Income tax provision	3.7%	0.2%	0.8%	0.1%

Net income	7.4%	11.3%	4.3%	7.4%

Pro Forma Data (1):
Historical income before income taxes	$13,826	$12,295	$16,530	$20,720
Pro forma income tax provision	5,530	4,918	6,612	8,288

Pro forma net income	$8,296	$7,377	$9,918	$12,432

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Store Operating Data:
Stores operating at end of period	161	134	161	134
Comparable store sales change (1)	1.9%	8.5%	3.6%	13.4%
Total square feet at end of period	1,272,247	1,044,260	1,272,247	1,044,260
Average net sales per store (in thousands) (2)	$705	$730	$1,950	$1,947
Average net sales per square foot (2)	$90	$94	$249	$251
E-commerce revenues (in thousands) (3)	$12,924	$11,073	$33,650	$27,459

(1)	E-commerce sales contributed 2.0% and 2.3% to the comparable store sales increase for the thirteen week periods ended October 27, 2012 and October 29, 2011, respectively. E-commerce sales contributed 2.1% and 2.2% to the comparable store sales increase for the thirty-nine week periods ended October 27, 2012 and October 29, 2011, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Net Sales

Net sales increased $17.6 million, or 16%, to $124.9 million for the thirteen weeks ended October 27, 2012 from $107.3 million for the thirteen weeks ended October 29, 2011. A portion of this increase was due to net sales of $15.7 million from stores open in the third quarter of fiscal 2012 that were not open during the same period last year. Net sales also increased due to a comparable store net sales increase of 1.9%, or $1.9 million, in the thirteen weeks ended October 27, 2012 compared to the thirteen weeks ended October 29, 2011. This comparable sales increase was due to higher net sales through our e-commerce store. The comparable store sales increase was in guys’ and juniors’ apparel and accessories, offset by lower net sales of boys’ and girls’ apparel and slightly lower net sales of footwear. There were 130 comparable brick-and-mortar stores and 31 non-comparable brick-and-mortar stores open as of October 27, 2012.

Net sales from our e-commerce store, including shipping fees, increased $1.9 million, or 17%, to $12.9 million for the thirteen weeks ended October 27, 2012 from $11.1 million for the thirteen weeks ended October 29, 2011 due to increased traffic.

Gross Profit

Gross profit increased $5.9 million, or 17%, to $41.8 million for the thirteen weeks ended October 27, 2012 from $35.9 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, gross profit was 33.5% and 33.4% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. This improvement in gross profit as a percentage of net sales was driven by an increase of 0.2% of sales in retail product margin, reflecting improved initial margins over the third fiscal quarter of 2011 and markdowns at a similar rate to sales as in the third fiscal quarter of 2011. The improvement in gross profit was partially offset by buying, distribution and occupancy costs which increased 0.1% as a percentage of net sales compared to the third fiscal quarter of 2011, reflecting these costs increasing more quickly than the rate of increase in comparable store sales.

Selling, General and Administrative Expenses

SG&A expenses increased $4.4 million, or 19%, to $27.9 million for the thirteen weeks ended October 27, 2012 from $23.5 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, SG&A expenses were 22.4% and 21.9% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

Store selling expenses increased $2.7 million, or 17%, to $18.8 million for the thirteen weeks ended October 27, 2012 from $16.1 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, store selling expenses were 15.1% and 15.0% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $2.0 million, or 0.2% as a percentage of net sales, as these costs increased more quickly than sales;

•

marketing costs increased $0.6 million, or 0.1% as a percentage of net sales, primarily resulting from increased distribution of catalog mailings, increased support of our e-commerce business and more new store grand openings than in the prior year; and

•	supplies and other field support costs increased $0.1 million, but decreased 0.2% as a percentage of net sales, as these costs increased more slowly than sales.

General and administrative expenses increased $1.7 million, or 23%, to $9.1 million for the thirteen weeks ended October 27, 2012 from $7.4 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, general and administrative expenses were 7.3% and 6.9% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•	stock-based compensation expense of $0.7 million, or 0.5% of net sales, which commenced upon the completion of our IPO in May 2012 and therefore was not included in the fiscal 2011 results;

•

payroll, payroll benefits and related costs for corporate office personnel remained constant, but decreased 0.8% as a percentage of net sales, as these costs increased more slowly than sales reflecting payroll growth slower than net sales and incentive pay accruals below fiscal 2011 levels; and

•

depreciation, legal and other office expenses, as well as incremental costs in the third quarter of 2012 as a result of becoming a public company during the second quarter of 2012, increased $1.0 million, or 0.7% as a percentage of net sales.

Operating Income (Loss)

Operating income increased $1.5 million, or 12%, to $13.9 million for the thirteen weeks ended October 27, 2012 from $12.3 million for the thirteen weeks ended October 29, 2011. As a percentage of net sales, operating income was 11.1% and 11.5% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. The decrease in operating income as a percentage of net sales was due to the factors noted above.

Interest Expense, Net

Net interest expense was $42,000 and $49,000 for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Interest income mainly represents interest income earned on cash balances and on tenant construction allowances due from landlords. Interest expense reflects interest paid on a capital lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility.

Income Tax Provision

The income tax provision increased $4.4 million, to $4.5 million for the thirteen weeks ended October 27, 2012 from $0.1 million for the thirteen weeks ended October 29, 2011. The effective income tax rate for the thirteen weeks ended October 27, 2012 was 32.8%, compared to the effective income tax rate of 1.1% for the thirteen weeks ended October 29, 2011.

Net Income

Net income decreased $2.9 million, or 24%, to $9.3 million for the thirteen weeks ended October 27, 2012 from $12.2 million for the thirteen weeks ended October 29, 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma net income increased $0.9 million, or 12%, to $8.3 million for the thirteen weeks ended October 27, 2012 from $7.4 million for the thirteen weeks ended October 29, 2011.

Basic earnings per share was $0.34 for the thirteen weeks ended October 27, 2012, compared to $0.61 for the thirteen weeks ended October 29, 2011. Diluted earnings per share was $0.33 for the thirteen weeks ended October 27, 2012, compared to $0.59 for the thirteen weeks ended October 29, 2011. Applying a pro forma 40% “C” Corporation effective tax rate to these thirteen week periods in both years, rather than the “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma basic earnings per share was $0.30 for the thirteen weeks ended October 27, 2012, compared to $0.37 for the thirteen weeks ended October 29, 2011, and pro forma diluted earnings per share was $0.30 for the thirteen weeks ended October 27, 2012, compared to $0.36 for the thirteen weeks ended October 29, 2011.

Thirty-Nine Weeks Ended October 27, 2012 Compared to Thirty-Nine Weeks Ended October 29, 2011

Net Sales

Net sales increased $48.8 million, or 18%, to $326.5 million for the thirty-nine weeks ended October 27, 2012 from $277.7 million for the thirty-nine weeks ended October 29, 2011. A portion of this increase was due to net sales of $39.1 million from stores open in the first thirty-nine weeks of fiscal 2012 that were not open during the same period last year. Net sales also increased due to a comparable store net sales increase of 3.6%, or $9.7 million, in the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011. This increase was due to higher net sales of guys’ and juniors’ apparel and accessories and footwear, offset by slightly lower net sales of boys’ and girls’ apparel. There were 130 comparable brick-and-mortar stores and 31 non-comparable brick-and-mortar stores open as of October 27, 2012.

Net sales from our e-commerce store, including shipping fees, increased $6.2 million, or 23%, to $33.7 million for the thirty-nine weeks ended October 27, 2012 from $27.5 million for the thirty-nine weeks ended October 29, 2011.

Gross Profit

Gross profit increased $15.6 million, or 18%, to $103.4 million for the thirty-nine weeks ended October 27, 2012 from $87.8 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, gross profit was 31.7% and 31.6% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. This reflects a 0.1% higher product margin due to higher initial margins while the total of buying, distribution and occupancy costs was similar as a percentage of net sales to the same period in fiscal 2011.

Selling, General and Administrative Expenses

SG&A expenses increased $19.9 million, or 30%, to $86.8 million for the thirty-nine weeks ended October 27, 2012 from $66.9 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, SG&A expenses were 26.6% and 24.1% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

Store selling expenses increased $7.5 million, or 17%, to $52.6 million for the thirty-nine weeks ended October 27, 2012 from $45.1 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, store selling expenses were 16.1% and 16.3% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $5.3 million, but decreased 0.1% as a percentage of net sales, as these costs increased more slowly than sales;

•

marketing costs increased $1.8 million, or 0.2% as a percentage of net sales, primarily resulting from increased distribution of catalog mailings, increased support of our e-commerce business and more new store grand openings than in the prior year; and

•

credit and debit card processing fees and other field processing costs and supplies and other support costs increased $0.4 million, but decreased 0.2% as a percentage of net sales as these costs increased slower than net sales.

General and administrative expenses increased $12.4 million, or 57%, to $34.2 million for the thirty-nine weeks ended October 27, 2012 from $21.8 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, general and administrative expenses were 10.5% and 7.8% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•

a one-time charge of $7.6 million, or 2.3% of net sales, to recognize life-to-date stock-based compensation expense for stock options that was triggered by the consummation of our IPO during the second quarter of 2012;

•	ongoing stock-based compensation expense of $1.3 million, or 0.4% of net sales, which commenced upon the completion of our IPO during the second quarter of 2012;

•

payroll, payroll benefits and related costs for corporate office personnel increased $1.3 million, which represents a decrease of 0.5% as a percentage of net sales, as these costs increased more slowly than sales; and

•

depreciation, legal, audit and tax services and other office expenses, including incremental costs in the current year as a result of becoming a public company, increased $2.2 million, or 0.4% as a percentage of net sales.

Operating Income

Operating income decreased $4.3 million, or 21%, to $16.6 million for the thirty-nine weeks ended October 27, 2012 from $20.9 million for the thirty-nine weeks ended October 29, 2011. As a percentage of net sales, operating income was 5.1% and 7.5% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The decrease in operating income as a percentage of net sales was primarily due to the recognition of $8.9 million of stock-based compensation expense for stock options during the thirty-nine weeks ended October 27, 2012, as discussed above.

Interest Expense, Net

Net interest expense was $46,000 and $150,000 for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. Interest income mainly represents interest earned on cash balances, marketable securities and on tenant construction allowances due from landlords. Interest expense reflects interest paid on a capital lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility. The decrease in net interest expense in fiscal 2012 was primarily due to an increase in interest income on our cash balances and marketable securities in fiscal 2012.

Income Tax Provision

For the thirty-nine weeks ended October 27, 2012, the Company recorded a net income tax provision of $2.5 million. The net tax provision was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 32.9% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax provision of $3.5 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through October 27, 2012) at an annual effective tax rate of 32.9%.

Net Income

Net income decreased $6.4 million, or 31%, to $14.1 million for the thirty-nine weeks ended October 27, 2012 from $20.5 million for the thirty-nine weeks ended October 29, 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to these thirty-nine week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma net income decreased $2.5 million, or 20%, to $9.9 million for the thirty-nine weeks ended October 27, 2012 from $12.4 million for the thirty-nine weeks ended October 29, 2011.

Basic earnings per share decreased 45%, to $0.56 for the thirty-nine weeks ended October 27, 2012 from $1.02 for the thirty-nine weeks ended October 29, 2011. Diluted earnings per share decreased 45%, to $0.55 for the thirty-nine weeks ended October 27, 2012 from $1.00 for the thirty-nine weeks ended October 29, 2011. Applying a pro forma 40% “C” Corporation effective tax rate to these thirty-nine week periods in both years, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma basic earnings per share decreased 35%, to $0.40 for the thirty-nine weeks ended October 27, 2012 from $0.62 for the thirty-nine weeks ended October 29, 2011, and pro forma diluted earnings per share decreased 36%, to $0.39 for the thirty-nine weeks ended October 27, 2012 from $0.61 for the thirty-nine weeks ended October 29, 2011.

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

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and improvements to our distribution facilities, marketing and information technology expenditures and, prior to the IPO, shareholder distributions. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash and marketable securities on hand, cash flows from operating activities and the availability of cash under our revolving credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If these sources of cash are not sufficient or available to meet our capital requirements, then we would be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
	(in thousands)
Net cash provided by operating activities	$26,566	$31,819
Net cash used in investing activities	(49,678)	(14,228)
Net cash provided by (used in) financing activities	22,904	(31,262)

Net Cash Provided by Operating Activities

We generated $26.6 million of net cash from operating activities for the thirty-nine weeks ended October 27, 2012. The significant components of cash flows from operating activities were net income of $14.1 million, the add-back of non-cash depreciation and amortization expense of $12.3 million, the change in deferred income taxes of $6.3 million and non-cash stock-based compensation expense recognized during the period of $8.9 million. In addition, accounts payable and accrued compensation and other accrued expenses increased by $6.4 million due to the timing of payments and deferred rent increased by $7.4 million due to the opening of new stores. The above was partially offset by an increase in merchandise inventories of $13.2 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores, an increase in prepaid expenses and other assets of $12.1 million mainly due to increases in prepaid rent resulting from the opening of new stores and the recognition of deferred tax assets resulting from our conversion from an “S” Corporation to a “C” Corporation and an increase in receivables of $2.2 million due to the growth of the business.

By comparison, we generated $31.8 million of net cash from operating activities for the thirty-nine weeks ended October 29, 2011. The significant components of cash flows from operating activities were net income of $20.5 million and the add-back of non-cash depreciation and amortization expense of $11.3 million. In addition, accounts payable, accrued expenses and accrued compensation and benefits increased $12.8 million due to the timing of payments, and deferred rent increased by $2.7 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $11.6 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores and an increase in prepaid expenses and other assets of $2.2 million due mainly to the capitalization of IPO transaction costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $49.7 million for the thirty-nine weeks ended October 27, 2012. Of this total, $25.6 million was for capital expenditures. Spending on new stores and the remodeling or other improvements of existing stores was $19.7 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. In addition, we received $0.8 million of insurance proceeds related to fixed assets that were destroyed by smoke damage as a result of a fire in 2010 at a mall where one of our stores was located. We purchased $60.4 million of marketable securities and received proceeds of $35.5 from the sale of marketable securities during the period.

By comparison, net cash used in investing activities was $14.2 million for the thirty-nine weeks ended October 29, 2011. Capital expenditures represented nearly all of this spending. Spending on new stores and the remodeling or other improvements of existing stores were $11.4 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $22.9 million for the thirty-nine weeks ended October 27, 2012. This included $106.8 million in net proceeds from our initial public offering which was consummated during the second quarter of 2012. Partially offsetting this was $84.3 million in distributions to the former shareholders of World of Jeans & Tops. We also received $0.8 million in proceeds from the exercise of stock options, net of tax withholdings, and paid $0.5 million for our capital lease obligation during the period.

By comparison, net cash used in financing activities was $31.3 million for the thirty-nine weeks ended October 29, 2011. This included $30.8 million in distributions to the then-current shareholders of World of Jeans & Tops and $0.5 million for payments on our capital lease obligation.

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

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form S-1, as amended (File No. 333-175299). As discussed in Note 1 to the unaudited consolidated financial statements in this report, on May 2, 2012, in conjunction with the conversion of World of Jeans & Tops from an “S” Corporation to a “C” Corporation for income tax purposes, we began recognizing income taxes as a “C” Corporation. As of the date of this filing, there were no other significant changes to any of the critical accounting policies and estimates described in the Registration Statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of October 27, 2012, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Registration Statement on Form S-1, as amended (File No. 333-175299).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 27, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 27, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. **

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: December 4, 2012

/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 4, 2012

/s/ William Langsdorf
William Langsdorf
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)