Form 10-K
period 2013-02-02
TILLY'S, INC.
filed 2013-04-03
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35535

TILLY’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2164791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Whatney, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(949) 609-5599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☐

Nonaccelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 27, 2012, was $149,771,974 based on the closing sale price of $16.19 per share.

The registrant had 10,792,859 shares of Class A common stock, par value $0.001 per share, outstanding at March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 12, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully open a significant number of new stores;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to maintain and enhance a strong brand image;

•	generating adequate cash from our existing stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to maintain comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	increased costs as a result of being a public company.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See “Risk Factors” for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this annual report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1.	Business

Our Company

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our stores are designed to be a seamless extension of our teen and young adult consumers’ lifestyles with a balance of guys’ and juniors’ merchandise in a stimulating environment. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tilly’s portability. Our motto “If it’s not here…it’s not happening” exemplifies our goal to serve as a destination for the latest, most relevant merchandise and brands important to our customers.

The Tilly’s concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, Inc., a California corporation (“WOJT”) formed by our co-founders, which operates under the name “Tilly’s”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering (“IPO”).

As used in this Annual Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “WOJT”, “we”, “our”, “us” and “Tilly’s” refer to WOJT before the Reorganization Transaction (as defined below), and to Tilly’s, Inc. and its subsidiary after the Reorganization Transaction.

Reorganization Transaction and IPO

On May 2, 2012, the shareholders of WOJT contributed all of their equity interests in WOJT to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, WOJT terminated its “S” Corporation status and became a “C” Corporation. These events are collectively referred to as the “Reorganization Transaction”. As a result of the Reorganization Transaction, WOJT became a wholly owned subsidiary of Tilly’s, Inc.

On May 3, 2012, we completed an IPO in which we issued and sold 7,600,000 shares of Class A common stock at a price of $15.50 per share, less underwriting discounts and offering expenses payable by us, a portion of which was reimbursed by the underwriters. Certain of our stockholders also sold 1,600,000 shares of Class A common stock in the IPO at a price of $15.50 per share. We did not receive any of the proceeds from the sale of stock by our stockholders. As a result of the IPO, we raised net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. On May 9, 2012, we used $84.0 million of the net proceeds from the IPO to pay in full the principal amount of notes representing WOJT’s undistributed taxable income. These notes were issued to the former shareholders of WOJT in connection with the Reorganization Transaction and all payments were made to trusts related to our founders Hezy Shaked and Tilly Levine, and their children.

Our Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•

Destination retailer with a broad, relevant assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of third-party, West Coast inspired and action sports brands complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the guys and juniors categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe that by combining proven fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

•

Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores five times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and encourages frequent visits.

•

Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. As of February 2, 2013, we operated profitable stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 60 markets in 28 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of Tilly’s and provides us with greater flexibility for future expansion.

•

Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website. First, we distribute catalogs to potential and existing customers from our proprietary database to familiarize them with the Tilly’s brand and our products and to drive sales to our stores and our website. Second, we partner and collaborate with our vendors on exclusive events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tilly’s and the West Coast lifestyle. Third, we use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. Fourth, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. All of these programs are complemented by email marketing as well as traditional radio and print advertising to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and website and promote the Tilly’s brand.

•

Sophisticated systems and distribution infrastructure to support growth. Over the last five years, we have invested over $25 million in our highly automated distribution center and information systems to support our future growth. We believe our distribution and allocation capabilities are unique within the industry and allow us to operate at a higher level of efficiency than many of our competitors. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. Our systems enable us to respond to changing fashion trends, manage inventory in real time and provide a customized selection of merchandise at each location. We believe our distribution infrastructure can support a national retail footprint in excess of 500 stores with minimal incremental capital investment.

•

Experienced management team. Our senior management team, led by Hezy Shaked and Daniel Griesemer, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Chairman of the Board of Directors, and Chief Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture.

Mr. Griesemer, our President and Chief Executive Officer, joined Tilly’s in February 2011 with 28 years of retail experience. He served in various roles with Coldwater Creek, Inc. from 2001 to 2009 including most recently as Chief Executive Officer. During his tenure, Coldwater Creek increased the store base from 13 to approximately 400 and increased revenues from approximately $340 million to approximately $1.1 billion. Mr. Griesemer also served in leadership positions at Gap, Inc. and Macy’s, Inc.

Growth Strategy

We are pursuing several strategies to continue our profitable growth, including:

•

Expand Our Store Base. We believe there is a significant opportunity to expand our store base from 168 locations as of February 2, 2013 to more than 500 stores across the United States over the next eight years. We have a proven ability to expand the number of stores we operate, as we have more than doubled our store count over the last five years from 73 stores at the beginning of fiscal 2008 to 168 stores at February 2, 2013. We plan to add at least 25 net new stores in fiscal year 2013 and to continue opening new stores at an annual rate of approximately 15% for the next several years thereafter. Our plan includes new store openings in both existing and new markets, and in both mall and off-mall locations.

As of February 2, 2013, we operated stores in 28 states. Over the past five years we have grown our presence in existing markets and successfully expanded into 42 new markets. We have entered new markets by opening stores in high traffic malls relevant to our core customer in order to establish the Tilly’s brand, as well as in off-mall locations that effectively cover trade areas where our customers want to shop. The opportunity exists to continue to significantly broaden our national footprint by entering new markets through both mall and off-mall locations.

•

Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic store experience for our core customers and maintaining our high level of customer service. We believe our comparable store sales will benefit as stores opened in the last few years continue to mature and we continue to build brand awareness in new markets.

•

Grow Our e-Commerce Platform. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide an expanded product offering relative to our stores, reach new customers and build our brand in markets where we currently do not have stores. In fiscal year 2012, our e-commerce net sales increased 21% over fiscal 2011 and represented a little more than 11% of our net sales, up from 6% of net sales in fiscal year 2008. We believe that our target customer regularly shops online and we see continued opportunity to grow our e-commerce business to approximately 15% of total net sales over time. Key factors driving growth include continuing our successful catalog and online marketing efforts, offering a wider selection of Internet-exclusive merchandise and expanding our online selection to ensure a broad and diverse offering of brands and products relative to our competition. We also believe we will see continued growth in our e-commerce sales as we open additional stores and build brand awareness in the communities surrounding those locations. To support this growth, we plan to open a new e-commerce distribution center by the end of fiscal year 2013.

•

Increase Our Operating Margins. We believe we have the opportunity to drive margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases combined with our planned store growth will permit us to take advantage of largely fixed occupancy costs, favorable buying costs from larger volume purchases, leverage of our costs for store management and corporate overhead as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve margins and support growth by leveraging ongoing investments in infrastructure, including the opening of a dedicated distribution center for our e-commerce store and continuing upgrades to our point-of-sale, merchandise allocation and merchandise planning systems, as well as related work processes. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

Merchandising, Purchasing, and Planning and Allocation

Merchandising

We seek to be viewed by our customers as the destination for West Coast inspired and action sports related apparel, footwear and accessories. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. We offer a balanced mix of merchandise across the guys and juniors categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows multiple times per month, presenting new looks and fashion combinations to our customers.

Our ability to maintain an image consistent with the West Coast inspired and action sports lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise features established and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Within our diversified portfolio of hundreds of third-party brands, which represented approximately 70% of our net sales in 2012, our largest brand accounted for between 4.0% and 4.5% of our net sales in each of the last two fiscal years.

Selected third-party brands include, in alphabetical order:

• Billabong	• Levi’s	• Roxy
• Converse	• LRG	• RVCA
• DC Shoes	• Metal Mulisha	• Spy
• Famous Stars & Straps	• Neff	• UGG
• Fox	• Nike	• Vans
• G-Shock	• Nixon	• Volcom
• Hurley	• O’Neill	• Young & Reckless …and many more
• KR3W	• Quiksilver

We supplement our third-party merchandise assortment with our own proprietary brands across many of our apparel and accessory product categories. We utilize our own branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our own brands represented approximately 30% and 31% of our net sales for fiscal years 2012 and 2011, respectively.

Our proprietary branded merchandise includes:

Brand	Category
Guys’, boys’ and juniors’ denim apparel and cologne

Juniors’ and girls’ apparel, footwear and accessories

Guys’ and boys’ apparel and accessories

Guys’, boys’ and juniors’ apparel and cologne

We believe that our extensive selection of merchandise, from both established and emerging brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our store image as a destination that carries the most sought-after apparel, footwear and accessories.

Merchandise Purchasing

Our merchandise purchasing staff is organized by category and product type and consists of a Vice President/General Merchandise Manager and Vice Presidents, divisional merchandise managers, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the latest proven fashion trends and core styles that are most relevant to our customers.

Our purchasing approach focuses on product relevance, availability, cost and speed of production in order to provide timely frequent delivery of merchandise to our stores. Our purchasing group and planning and allocation team are highly coordinated and maintain a disciplined buying strategy.

To ensure a relevant assortment, our teams:

•	perform comprehensive analysis of sales trends from our stores and e-commerce site;

•	gather feedback from our customers and our staff;

•	maintain regular dialogue with our existing vendor network and potential new vendors;

•	utilize trend and color forecasting services;

•	participate in trade shows and action sport related events;

•	review trade publications; and

•	evaluate merchandise assortments offered by other retail and online merchants.

We have developed and maintain strong, and in many cases long-standing, relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tilly’s brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. This, in addition to our customer connectivity, facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer our customers proven fashion items. We work with more than 100 vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product. By sourcing merchandise for our proprietary brands both domestically and internationally, we have the flexibility to benefit from shorter lead times associated with domestic manufacturing and lower costs associated with international manufacturing.

Planning and Allocation

Our merchandise planning and allocation team consists of a Vice President, directors, managers, planners and analysts. We have developed an inventory planning and allocation process to support our merchandise strategy. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation processes. Our planning and analysis team continually analyzes information from our management information system, including inventory levels and sell-through data, to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs due to our shipment of merchandise to our stores five times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.

Stores

Store Growth

During fiscal year 2012, we continued Tilly’s national expansion by opening 28 net new stores, a 20% increase in store count. We doubled the number of states where we operate stores from 14 states at the end of fiscal year 2011 to 28 states at the end of fiscal year 2012.

As of February 2, 2013, we operated 168 stores throughout the United States. Our stores are located in mall and off-mall locations and averaged approximately 7,850 square feet. They generated average net sales per store of $2.7 million and net sales per square foot of $341 in fiscal year 2012.

The table below shows historical information for our stores by type of retail center as of fiscal year end for each of the years indicated:

	2012	2011	2010	2009	2008
Regional Mall	89	71	62	55	42
Off-Mall (1)	79	69	63	56	57

	168	140	125	111	99

(1)	Includes power centers, neighborhood and lifestyle centers, outlet centers and street-front locations.

At February 2, 2013 we operated 168 stores in 28 states as shown below:

State	Number of Stores	State	Number of Stores
Arizona	18	Nevada	6
California	79	New Jersey	7
Colorado	3	New York	3
Delaware	1	North Carolina	2
Florida	16	Ohio	1
Georgia	1	Oregon	2
Illinois	2	Pennsylvania	2
Indiana	2	South Dakota	1
Iowa	1	T ennessee	1
Kentucky	1	T exas	2
Maryland	2	Utah	3
Massachusetts	2	Virginia	3
Michigan	1	Washington	2
Minnesota	1	Wisconsin	3

Distinctive Store Experience

Tilly’s is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for action sports, music, art, and fashion. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ high velocity, multitasking lifestyle. We do this by blending the most relevant brands and styles with music videos, product-related visuals and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tilly’s a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tilly’s experience drives customer awareness, loyalty and repeat visits while generating a buzz and excitement for our brand.

Expansion Opportunities and Site Selection

As of February 2, 2013 approximately 60% of our stores had been opened within the previous five years. The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2008	26	—	99
2009	13	1	111
2010	16	2	125
2011	16	1	140
2012	29	1	168

	100	5

We plan to open at least 25 net new stores in fiscal year 2013 and to continue to open stores at an annual rate of approximately 15% for the next several years thereafter. Our new store openings are planned in both existing and new markets, for both mall and off-mall locations. We focus on locations that have above average incomes and an ability to draw from a sufficient population with attractive demographics. We have entered new markets by opening stores in high traffic malls relevant to our core customer in order to establish the Tilly’s brand, as well as opening stores in off-mall locations that effectively cover trade areas where our customers want to shop.

Store Management, Culture and Training

We believe that a key to our success is our ability to attract, train, retain and motivate qualified employees at all levels of our organization. Each of our stores typically operates with a three to five member store management team. In addition, each store has 10 or more full time equivalent store associates who represent the West Coast lifestyle and promote the Tilly’s brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

We have developed a corporate culture that we believe empowers the individual store managers to make store-level business decisions and we reward them when they exceed sales targets. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for employees. We evaluate our store associates weekly on measures such as sales per hour, units per transaction and dollars per transaction to ensure productivity, to recognize top performers and to identify potential training opportunities. We endeavor to design incentive programs for store associates that promote a competitive, yet fun, culture that is consistent with our image.

We provide our managers with the knowledge and tools to succeed through comprehensive training programs, focusing on both operational expertise and supervisory skills. Our training programs and workshops are offered at the store, district and regional levels, allowing managers from multiple locations to interact with each other and exchange ideas to better operate stores. Store associates receive training from their managers to improve their product expertise and selling skills.

e-Commerce

Our e-commerce platform was established in 2004 and has grown significantly in every year of operation. In fiscal 2012, our e-commerce net sales increased 21% relative to fiscal 2011 while traffic at www.tillys.com increased 24%. We grew our e-commerce business to a little over 11% of our total net sales in fiscal 2012 from 6% of net sales in fiscal 2008. We believe that our target customer regularly shops online and we see continued opportunity to grow our e-commerce business to approximately 15% of total net sales over time. In fiscal 2012 we sold merchandise to customers in all 50 states and approximately 10% of our e-commerce net sales were to customers in states without brick-and-mortar stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. We also believe our website reinforces the Tilly’s brand image and serves as an effective advertising vehicle for our retail stores. Our website provides an expanded product offering relative to our stores and includes web exclusive merchandise. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple channels to drive traffic to our website, including our catalog, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, mobile marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.

Our current e-commerce fulfillment is operated out of our distribution center in Irvine, California. To accommodate our growth, by the end of fiscal year 2013 we plan to transition to a new e-commerce distribution center also located in Irvine, California.

Marketing and Advertising

Our marketing approach is designed to create an authentic connection with our customers by consistently generating a buzz and excitement for our brand while staying true to our West Coast inspired, action sports heritage. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website, comprised of the following:

•

Catalog. We view our catalog primarily as a sales and marketing tool to drive online and store traffic from both existing and new customers. We also believe our catalog reinforces the Tilly’s brand and showcases our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. In fiscal 2012, we mailed approximately 8.8 million catalogs to addresses included in our growing proprietary database, which currently includes key information on over 2.7 million customers. We send these catalogs, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•

Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. In fiscal year 2012, we organized hundreds of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. For example, we partnered with Universal Music Group artist All American Rejects to host an autograph signing tour at six Tilly’s locations from coast to coast. We also partnered with many major action sports brands in fiscal 2012. One such partnership was the Tilly’s Young & Reckless $25,000 Sweepstakes, which generated over 100,000 entries and was supported by in-store autograph signings by Young & Reckless owner and MTV Fantasy Factory star, Drama. Through these partnerships, we are able to connect with and engage our customers in an exciting, authentic experience.

•

Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore we use our website blog as well as Facebook and Twitter posts as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our events and products.

•

Community Outreach. Through our “We Care Program” and in partnership with our vendors, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•

Radio, Print and Email Marketing. We utilize traditional radio and print advertising as well as email marketing to build awareness, drive traffic to our stores and website and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings. We believe there is an opportunity to use national print advertising to drive new traffic among potential customers.

Distribution

We centrally distribute all of our merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2017 and we have two five-year renewal option periods. We moved to our current location in January 2003 and have invested over $37 million in our highly automated distribution center and information systems. We designed this state-of-the-art facility to allow us to manage our distribution operations in an efficient, cost-effective manner and to provide support for our growth initiatives. Extensive investments have been made to the distribution-center infrastructure, focused around systems automation, material-handling equipment, RF technologies, and automated sortation in order to further enhance our processing speed and long term scalability. We believe the automation systems we utilize in our facility allow us to operate at a higher level of efficiency and accuracy than many of our competitors.

We typically ship merchandise to our stores five times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers. We use our own fleet of trucks to ship merchandise to our local (Southern California) stores and third-party distributors to ship merchandise to stores outside our local area.

We believe our distribution infrastructure can support a national retail footprint in excess of 500 stores with minimal incremental capital investment. In addition, we anticipate spending approximately $14 million to equip our new e-commerce distribution center, which we expect to open by the end of fiscal year 2013.

Management Information Systems

Our management information systems provide a full range of business process support and information to our store, merchandising, financial, real estate and other business teams. We selected, customized and integrated our information systems to enable and support our dynamic merchandise model. We believe our systems provide us with improved operational efficiencies, scalability, management control and timely reporting that allow us to identify and quickly respond to trends in our business. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current growth plans.

We have made significant investments in our management information systems over the last several years and believe we are utilizing “best of breed” technology. We use software licensed from JDA Software Group, Inc. for allocation, SKU classification, inventory tracking, purchase order management and sales audit functions. We utilize MicroStrategy Incorporated for business intelligence. We utilize Manhattan Associates Inc.’s warehouse management systems to handle merchandise distribution. We utilize technology from Strategic Distribution, Inc. in our distribution center enabling us to automate our merchandise sortation process, allowing us greater flexibility in scaling our operations for new store expansions and peak season operations. Our financial systems are licensed from Lawson and our payroll system uses a third-party platform provided by Automatic Data Processing, Inc.

We update our sales daily in our merchandising reporting systems by collecting sales information from each store’s point-of-sale, or POS, terminals utilizing software from Micros Systems, Inc. Our POS system consists of registers providing processing of retail transactions, price look-up, time and attendance and e-mail. Sales information, inventory tracking and payroll hours are uploaded to our central host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores through automated nightly two-way electronic communication with each store. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

Competition

The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with other retailers for customers, store locations, store associates and management personnel. We currently compete with other teenage-focused retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc., The Wet Seal, Inc. and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tilly’s competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.

Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. See “Risk Factors—We face intense competition in our industry and we may not be able to compete effectively.”

Trademarks

“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “If it’s not here…it’s not happening”, “Infamous”, “RSQ”, “Tilly’s”, “Vindicated”, and logos related to some of these names, are among our trademarks registered with the U.S. Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the U.S. We vigorously protect our trademarks.

Employees

As of February 2, 2013, we employed approximately 1,200 full-time and approximately 2,800 part-time employees, of which approximately 500 were employed at our corporate office and distribution facility and approximately 3,500 were employed at our store locations. However, the number of employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2012, varied between approximately 3,600 and 6,200 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Government Regulation

We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, consumer protection regulations and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by the employees. We evaluate our insurance requirements on an ongoing basis to maintain adequate levels of coverage.

Seasonality

Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our revenues and net income reflecting increased demand during the year-end holiday season, other holidays, such as Easter, the beginning of spring break and peak shopping periods, such as the back-to-school season. Revenues generated during the holiday selling season generally contribute to our relatively higher fourth quarter net income. Revenues generated around the back-to-school season generally contribute to our relatively higher third quarter net income. If for any reason our revenues were below seasonal norms or expectations during these quarters, our annual results of operations could be adversely affected. The level of our working capital reflects the seasonality of our business. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in anticipation of the increased revenues during these periods.

Additional Information

We make available free of charge on our internet website, www.tillys.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (“SEC”). The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk and you should carefully consider all of the information in this report. In particular, the following risks and uncertainties could materially affect our business, financial condition and results of operations in future periods, and should be kept in mind when you read “forward-looking statements” contained in this report. “Forward-looking statements” generally express expectations, beliefs, plans, objectives, assumptions and future events, and may be identified by the use of words or phrases such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and “project”, and similar words or phrases. The risks and uncertainties described below are not the only ones that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

Risks Related to Our Business

Our business depends upon identifying and responding to changing customer fashion preferences and fashion-related trends. If we cannot identify trends in advance or we select the wrong fashion trends, our sales could be adversely affected.

Fashion trends in the West Coast inspired and action sports related apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.

We face intense competition in our industry and we may not be able to compete effectively.

The retail industry is highly competitive. We currently compete with other retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc., The Wet Seal, Inc. and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail segment. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

Furthermore, many of our competitors have greater financial, marketing and other resources than we currently do, and therefore may be able to devote greater resources to the marketing and sale of their products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

Our sales could be severely impacted by declines in consumer confidence and decreases in consumer spending.

We depend upon consumers feeling confident to spend discretionary income on our product offering to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. These risks may be exacerbated for retailers like us who focus on specialty apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern U.S. and Florida. If periods of decreased consumer spending persist, our sales could decrease and our financial condition and results of operations could be adversely affected.

We have expanded rapidly in recent years and have limited operating experience at our current size.

We have significantly expanded our operations in the last eight and a half years, increasing from 32 stores in June 2004 in the state of California to operating 168 stores in 28 states as of February 2, 2013. If our operations continue to grow, we will be required to expand our sales and distribution functions, marketing, support services, management information systems and administrative personnel. This expansion could increase the strain on our existing resources, causing operational difficulties such as difficulties in hiring, obtaining adequate levels of merchandise, delayed shipments and decreased customer service levels. These difficulties could cause our brand image to deteriorate and lead to a decrease in revenues, income and the price of our common stock.

Our continued growth depends upon our ability to successfully open a significant number of new stores.

We have grown our store count rapidly in recent years and that has contributed to our growth in profits. However, we must continue to open and operate new stores to help maintain this revenue and profit growth. We opened 29 stores in 2012 and 16 stores in 2011. We plan to open at least 25 net new stores in 2013. However, there can be no assurance that we will open the planned number of new stores in fiscal year 2013 or thereafter. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

•	identifying suitable store locations, the availability of which is beyond our control;

•	obtaining acceptable lease terms;

•	sourcing sufficient levels of inventory;

•	selecting the appropriate merchandise that appeals to our customers;

•	hiring and retaining store employees;

•	assimilating new store employees into our corporate culture;

•	effectively marketing the new stores’ locations;

•	avoiding construction delays and cost overruns in connection with the build-out of new stores;

•	managing and expanding our infrastructure to accommodate growth; and

•	integrating the new stores with our existing buying, distribution and other support operations.

Our failure to successfully address these challenges could have a material adverse effect on our financial condition and results of operations, causing the market price of our Class A common stock to decline.

Expanding into new geographic markets may present challenges that are different from those we currently encounter. Failure to effectively adapt to these new challenges could adversely affect our ability to profitably operate those stores and maintain our brand image.

We operate stores in a variety of different geographic markets in the U.S. and do not significantly differentiate between our stores by visual display or by the product offering. We also currently do not significantly differentiate our general store business plan from store to store. As we expand store locations, we may face challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in competitive, merchandising, distribution and other challenges. In addition, as the number of our stores increases, we may face risks associated with market saturation of our product offerings and locations. Our vendors may also restrict their sales to us in new markets to the extent they are already saturating that market with their products through other retailers or their own stores. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores and our brand image may be negatively impacted.

Our business largely depends on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. As we execute our growth strategy, our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customer. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics, catalog distribution and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand in new and existing markets could harm our business, results of operations and financial condition.

Our sales can significantly fluctuate based upon shopping seasons, which may cause our operating results to fluctuate disproportionately on a quarterly basis.

Because of a traditionally higher level of sales during the back-to-school and winter holiday shopping seasons, our sales are typically higher in the third and fourth fiscal quarters than they are in the first and second fiscal quarters. Accordingly, the results of a single fiscal quarter, particularly the third and fourth fiscal quarters, should not be relied on as an indication of our annual results or future performance. In addition, any factors that harm our third and fourth fiscal quarter operating results could have a disproportionate effect on our results of operations for the entire fiscal year.

We depend on cash generated from our existing store operations to support our growth, which could strain our cash flow.

We primarily rely on cash flow generated from existing stores to fund our current operations and our growth plans. It takes several months and a significant amount of cash to open a new store. If we continue to open a large number of stores relatively close in time, the cost of these store openings and the cost of continuing operations could reduce our cash position. An increase in our net cash outflow for new stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.

In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.

Our ability to attract customers to our stores depends significantly on the success of the retail centers where the stores are located.

We depend on the location of our stores to generate a large amount of our customer traffic. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate customer traffic for our stores. Customer traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. A reduction in customer traffic would likely lead to a decrease in our sales, and, if similar reductions in traffic occur at a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

Some of our new stores may open in locations close enough to our existing stores that sales at those existing stores may be negatively impacted.

As we continue to open additional locations within existing markets, some of our new stores may open in locations close enough to our existing stores that a segment of customers will stop shopping at our existing locations and prefer to shop at the new locations, and therefore sales and profitability at those existing stores may decline. If this were to occur with a number of our stores, this could have a material adverse effect on our results of operations.

We purchase merchandise in advance of the season in which it will be sold and if we purchase too much inventory we may need to reduce prices in order to sell it, which may adversely affect our overall profitability.

We must actively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products or if we fail to accurately predict fashion trends or consumer demands, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons. If we are not successful in selling our inventory during these periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.

We buy and stock merchandise based upon seasonal weather patterns and therefore unseasonable weather could negatively impact our sales.

We buy select merchandise for sale based upon expected weather patterns during the seasons of winter, spring, summer and fall. If we encounter untimely aberrations in weather conditions, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. Furthermore, extended unseasonable weather conditions in regions such as in the southwestern U.S., particularly in California and Arizona, or Florida, will likely have a greater impact on our sales because of our store concentration in those regions.

If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.

Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.

A rise in the cost of raw materials, labor and transportation could increase our cost of sales and cause our results of operations and margins to decline.

Fluctuations in the price, availability and quality of fabrics or other raw materials used to manufacture our products, as well as the price for labor and transportation, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, because a key component of our clothing is cotton, increases in the cost of cotton may significantly affect the cost of our products and could have an adverse impact on our cost of sales. We may not be able to pass all or a portion of these higher costs on to our customers, which could have a material adverse effect on our profitability.

Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross margin.

Our proprietary branded merchandise represented approximately 30% of our net sales for the fiscal year ended February 2, 2013. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade and other international conditions.

Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the U.S. or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

If our vendors and manufacturing sources fail to use acceptable labor or other practices our reputation may be harmed, which could negatively impact our business.

We purchase merchandise from independent third-party vendors and manufacturers. If any of these suppliers have practices that are not legal or accepted in the U.S., consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers and/or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the U.S. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our purchase orders and vendor agreements concerning the suppliers’ compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the product we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

If we lose key management personnel our operations could be negatively impacted.

Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Chief Strategy Officer and Chairman of our board of directors, and Daniel Griesemer, our President and Chief Executive Officer, and we may be unable to retain their services. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. None of our employees, except for Mr. Griesemer, have employment agreements and we do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.

If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution center, or our corporate offices, our business could be adversely affected.

Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary personnel to staff our distribution center, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

Our corporate headquarters, distribution center and management information systems are in a single location in southern California, and if their operations are disrupted, we may not be able to operate our store support functions or ship merchandise to our stores, which would adversely affect our business.

Our corporate headquarters, distribution center and management information systems are in a single location in Irvine, California. If we encounter any disruptions to our operations at this building or if it were to shut down for any reason, including by fire or other natural disaster, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce business. Furthermore, the risk of disruption or shut down at this building is greater than it might be if it were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at this location could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

Our stores are mostly located in the southwestern U.S. and Florida, with a significant number of stores located in California, putting us at risk to region-specific disruptions.

Out of a total of 168 stores as of February 2, 2013, we operated 79 stores in California, 18 stores in Arizona, six stores in Nevada and 16 stores in Florida. Sales in these states could be more susceptible than the country generally to disruptions, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that began several years ago, sales in these states may have slowed more than sales would have in other regions or the country as a whole. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are also exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

We are required to make significant lease payments for our store leases and corporate offices and warehouses and distribution center, which may strain our cash flow.

We lease all of our retail store locations as well as our corporate headquarters and warehouses and distribution center. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and existing locations experience expense increases. In fiscal year 2012, our total operating lease rent expense was $37.3 million and our common area maintenance expense was $14.3 million. This increased from $30.7 million and $11.3 million, respectively, in fiscal year 2011 and can be expected to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available revolving credit facility or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business.

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.

We rely on Integrity Retail Distribution and Federal Express to deliver merchandise to our stores located outside of southern California and therefore our business could be negatively impacted by disruptions in the operations of these third-party providers.

We rely on Integrity Retail Distribution to ship our merchandise from our distribution center in Irvine, California to our stores located in northern and central California, Arizona and Nevada, and we rely on Federal Express to ship our merchandise to stores in all other states. We also rely on Federal Express and the U.S. Postal Service to ship all e-commerce sales packages to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.

We may not be able to maintain comparable store sales or sales per square foot, which may cause our results of operations to decline and the price of our Class A common stock to be volatile.

The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. Our comparable store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our Class A common stock to be volatile during such periods.

If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our e-commerce business and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e-commerce business could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

Our internal operations or management information systems could be disrupted by system security failures. These disruptions could negatively impact our sales, increase our expenses, and harm our reputation and the price of our Class A common stock.

Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.

Our success depends in large part on our brand image. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks and copyrights are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. We cannot assure you that obstacles will not arise as we expand our product lines and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we created for our company, which could cause our sales to decline. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline.

Most of our intellectual property has not been registered outside of the U.S. and we cannot prohibit other companies from using our unregistered trademarks in foreign countries. Use of our trademarks in foreign countries could negatively impact our identity in the U.S. and cause our sales to decline.

We may be subject to liability if we, or our vendors, infringe upon the intellectual property rights of third parties.

We may be subject to liability if we infringe upon the intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image. In addition, any payments we are required to make and any injunction we are required to comply with as a result of such infringement actions could adversely affect our financial results.

We purchase merchandise from vendors that may be subject to design copyrights, design patents, or otherwise may incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement with each vendor require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest that cause the price of our Class A common stock to decline.

Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked, Tilly Levine and their children through related trusts, which we refer to as the Shaked and Levine family entities. As of February 2, 2013, the Shaked and Levine family entities controlled approximately 94% of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked is in a position to dictate the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.

We have entered into tax indemnification agreements with our existing shareholders and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of our initial public offering in May 2012.

World of Jeans & Tops historically was treated as an “S” Corporation for U.S. federal income tax purposes. Effective upon completion of the Reorganization Transaction, World of Jeans & Tops’ “S” Corporation status terminated and it thereafter became subject to federal income taxes and increased state income taxes. In the event of an adjustment to World of Jeans & Tops’ reported taxable income for a period or periods prior to termination of its “S” Corporation status, its shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, we entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops prior to the Reorganization Transaction. Pursuant to the tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income World of Jeans & Tops reported as an “S” Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.

War, terrorism or civil unrest could negatively affect our business.

All of our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, apparel, footwear and accessory safety standards, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

Management does not believe the nature of any pending legal proceeding will have a material adverse effect on our financial condition and results of operations. However, management’s assessment may change at any time based upon the discovery of facts or circumstances that are presently not known to us. Therefore, there can be no assurance that any pending or future litigation will not have a material adverse effect on our financial condition and results of operations.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, participation in labor unions could put us at increased risk of labor strikes and disruption of our operations.

Violations of and/or changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or change the way we do business.

We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee healthcare, hours, wages, job classification and benefits could significantly increase operating costs. In March 2010, the Patient Protection and Affordable Care Act, or the Act, and the Health Care Education Reconciliation Act of 2010, or the Reconciliation Act, were signed into law. The Act and the Reconciliation Act include a number of health care provisions taking effect over several years, including expanded dependent coverage, incentives for business to provide health care benefits, a prohibition on denial of coverage and denial of claims on pre-existing conditions, a prohibition on limiting essential benefits, and other expansion of health care benefits and coverage. Some of the associated taxes and fees, as well as certain health care changes required by these acts, are expected to result in increased health care costs for us. The costs of such legislation may adversely impact our results of operations.

In addition, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.

As a result of our recent initial public offering, our costs have increased and our management is required to devote substantial time to complying with public company regulations.

We have historically operated our business as a private company. In May 2012, we completed an initial public offering. As a result, we are required to incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. We are also subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange, or NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002, or SOX, and the regulations promulgated thereunder, which impose significant compliance obligations on us.

SOX, as well as rules subsequently implemented by the SEC and NYSE, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities. We may not be successful in implementing or maintaining these requirements. In addition, if we were to fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause the price of our Class A common stock to decline.

Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting. These errors may cause a loss of investor confidence and result in a decline in the price of our Class A common stock.

Our public company reporting obligations and our anticipated growth will likely strain our financial and management systems, internal controls and our employees. In addition, pursuant to Section 404 of SOX, and the Jumpstart Our Business Startups Act, or JOBS Act, we are required to provide annually an assessment of the effectiveness of our internal controls over financial reporting and, starting with the year after we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm will be required to provide an attestation on our assessment of our internal controls over financial reporting.

We are currently taking the necessary steps to comply with Section 404 of SOX. However, this process is time consuming and costly. If during this process we identify one or more material weaknesses in our internal controls, it is possible that our management may not be able to certify that our internal controls are effective by the certification deadline. We cannot be certain we will be able to successfully complete the implementation, certification and attestation requirements of Section 404 within the time period allowed.

Moreover, if we identify any material weaknesses or significant deficiencies in our internal controls we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our Class A common stock to decline.

Prior to our initial public offering, we were treated as an “S” Corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to its prior status as an “S” Corporation could harm us.

Concurrent with and as a result of the Reorganization Transaction, our “S” Corporation status terminated and we are now treated as a “C” Corporation for federal and applicable state income tax purposes. As a “C” Corporation, we are subject to increased federal and state income taxes. In addition, if the unaudited, open tax years in which we were an “S” Corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” Corporation status, we will be obligated to pay back taxes, interest and penalties, and the company will not have the right to reclaim tax distributions it made to its shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an “S” Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

The terms of our credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

On May 3, 2012, we amended and restated our credit agreement with Wells Fargo Bank, National Association (the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated our prior credit agreement, and among other things, increased the line of credit and letter of credit subfacility. The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on consolidations, mergers and sales of assets; and limitations on transactions with affiliates. The Amended Credit Agreement also contains financial covenants setting forth requirements for certain levels of liquidity and profitability. These limitations and covenants may restrict our ability to respond to changing business and economic conditions, and may therefore have a material adverse effect on our business. If we are unable to meet these limitations and covenants, we may be in default under the Amended Credit Agreement, which could also have a material adverse effect on our business.

We may engage in strategic transactions that could negatively impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions and business arrangements, including, but not limited to, acquisitions, asset purchases, partnerships, joint ventures, restructurings, divestitures and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

Our e-commerce business subjects us to numerous risks that could have an adverse effect on our results of operations.

For fiscal year 2012, sales from our e-commerce business increased 21% over the previous year and represented a little more than 11% of our total net sales. Our e-commerce business and its continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;

•	liability for online content;

•	government regulation of the Internet; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

We may incur substantial expenses related to our issuance of stock-based compensation, which may have a negative impact on our operating results for future periods.

We follow the provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, for stock-based compensation. Our stock-based compensation expenses may be significant in future periods, which could have an adverse impact on our operating and net income. FASB ASC 718 requires the use of subjective assumptions, including the options’ expected lives and the price volatility of our Class A common stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

Risks Related to Ownership of Our Class A Common Stock

We are a controlled company within the meaning of the NYSE rules, and, as a result, we may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Mr. Shaked controls more than 50% of the total voting power of our common stock and we are considered a controlled company under the NYSE corporate governance listing standards. As a controlled company, certain exemptions under the NYSE listing standards will exempt us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors, as defined under the rules of the NYSE;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we intend to comply with these listing requirements even though we are a controlled company, there is no guarantee that we will not take advantage of these exemptions in the future. Accordingly, so long as we are a controlled company, holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

If securities or industry analysts publish inaccurate or unfavorable research about our business, the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause the price of our Class A common stock and trading volume to decline.

Financial forecasting by us and financial analysts who may publish estimates of our performance may differ materially from actual results.

Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, comparable sales, margins, net income and other financial and operating forecasts may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our Class A common stock.

We have a small public float and this may result in price swings in our Class A common stock or make it difficult to acquire or dispose of our Class A common stock.

As of February 2, 2013, we had 10,772,215 publicly traded shares of Class A common stock outstanding. This small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.

The price of our Class A common stock may be volatile and decline in value.

The market for retail apparel stocks can be highly volatile. As a result, the market price of our Class A common stock is likely to be volatile and investors may experience a decrease in the value of the Class A common stock, unrelated to our operations. The price of our Class A common stock could fluctuate significantly in response to a number of factors, as discussed in this “Risk Factors” section and such as those listed below:

•	variations in our operating performance and the performance of our competitors;

•	publication of research reports or recommendation by securities analysts about us, our competitors or our industry, or a lack of such securities analyst coverage;

•	our failure or our competitors’ failure to meet analysts’ projections or guidance;

•	our levels of comparable store sales;

•	changes to our management team;

•	regulatory developments negatively affecting our industry;

•	changes in stock market valuations of our competitors;

•	the development and sustainability of an active trading market for our Class A common stock;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	the performance and successful integration of any new stores that we open;

•	actions by competitors or other mall and off-mall tenants;

•	announcements by us or our competitors of new product offerings or significant acquisitions;

•	ratings downgrades by any securities analysts who follow our common stock;

•	fluctuations in the stock markets generally;

•	changes in general market and economic conditions; and

•	changes in fashion trends that we did not anticipate.

Further, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. The threat or filing of class action litigation lawsuits could cause the price of our Class A common stock to decline.

Future sales of our common stock by us or by existing stockholders could cause the price of our Class A common stock to decline.

Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. As of February 2, 2013, we had 10,772,215 publicly traded shares of Class A common stock and 16,919,910 shares of Class B common stock outstanding, excluding 2,133,625 shares of Class A common stock issuable upon the exercise of outstanding stock options. All of these shares, other than the 16,919,910 shares of Class B common stock held by the Shaked and Levine family entities, are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares held by the Shaked and Levine family entities and our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.

In addition to the concentration of ownership and voting power in the Shaked and Levine family entities, the anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult.

For example:

•

our certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and make it more difficult for a stockholder to acquire us;

•

our certificate of incorporation provides that if all shares of our Class B common stock are converted into Class A common stock or otherwise cease to be outstanding, our board of directors will be divided into three classes in the manner provided by our certificate of incorporation. After the directors in each class serve for the initial terms provided in our certificate of incorporation, each class will serve for a staggered three-year term;

•

our certificate of incorporation permits removal of a director only for cause by the affirmative vote of the holders of a majority of the voting power of the company once the board of directors is divided into three classes and provides that director vacancies can only be filled by an affirmative vote of a majority of directors then in office;

•	our bylaws require advance notice of stockholder proposals and director nominations; and

•	Section 203 of the Delaware General Corporation Law may prevent large stockholders from completing a merger or acquisition of us.

These provisions may prevent a merger or acquisition of us which could limit the price investors would pay for our common stock in the future.

We do not intend to pay cash dividends on our common stock, which may make our Class A common stock less desirable to investors and decrease its value.

We intend to retain all of our earnings to finance our operations and growth and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Therefore, you may only receive a return on your investment in our Class A common stock if the market price increases above the price at which you purchased it, which may never occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 172,000 square feet for our corporate headquarters and retail support and distribution center located at 10 Whatney and 12 Whatney, Irvine, California. Our lease began on January 1, 2003. We have exercised the first of three five-year renewal options on this lease. Upon exercising the first renewal option, the lease now terminates on December 31, 2017.

We lease approximately 24,000 square feet of office and warehouse space located at 15 Chrysler, Irvine, California. Our lease began on November 1, 2010 and terminates on October 31, 2014. Approximately 17,000 square feet of this building is subleased to a third party and we use the remaining space.

We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease began on September 2, 2011 and terminates on June 30, 2022.

We lease approximately 81,000 square feet of office and warehouse space located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021. Pursuant to the lease agreement, we requested that the landlord expand the building. Upon commencement of the building expansion, we returned the building to the landlord for the duration of the construction. As of February 2, 2013, the landlord returned the expanded building to us. We expect to use this property as our e-commerce distribution center.

All of our stores, encompassing approximately 1.3 million total square feet as of February 2, 2013, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.

Item 3.	Legal Proceedings

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition or results of operations. See Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a lawsuit against us alleging violations of California Civil Code Section 1747.08 which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. We intend to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action against us alleging various causes of action based on our California gift card redemption policies. The plaintiff seeks unspecified damages, declaratory and injunctive relief and attorneys’ fees. The lawsuit is ongoing and we intend to defend this case vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “TLYS” since May 4, 2012, the day after our initial public offering. The following table sets forth the high and low sales prices of our Class A common stock, as reported by the NYSE, during each fiscal quarter since our initial public offering:

	High	Low
Fiscal quarter ended:
July 28, 2012 (commencing May 4, 2012)	$19.29	$13.70
October 28, 2012	19.57	15.41
February 2, 2013	17.15	12.36

As of March 22, 2013, we had approximately 14 stockholders of record, ten of whom were holders of our Class A common stock and four of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Class A common stock began trading on May 4, 2012, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future.

Prior to our initial public offering, as an “S” Corporation, we distributed annually to our shareholders amounts sufficient to cover their tax liabilities, due to the income that flowed through the shareholders’ tax returns. Additional amounts were distributed from time to time to our shareholders at the discretion of the board of directors. During fiscal year 2012, we paid distributions of $84.3 million to our shareholders, which included a final distribution (resulting from the termination of our “S” Corporation status) of 100% of our undistributed taxable income from the date of our formation through May 2, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our Class A common stock between May 4, 2012 (the date of our initial public offering) and February 2, 2013 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on May 4, 2012 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial prices of our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index on May 4, 2012 were the closing prices on that trading day.

Recent Sales of Unregistered Securities

Other than the sales of unregistered securities that have been previously reported, we did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended February 2, 2013.

Use of Proceeds from Registered Securities

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

As a result of the offering, Tilly’s, Inc. received net proceeds of approximately $107 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. On May 9, 2012, we used $84.0 million of the net proceeds from the offering to pay in full the principal amount of notes representing World of Jeans & Tops’ undistributed taxable income. These notes were to the former shareholders of World of Jeans & Tops in connection with the Reorganization Transaction and all payments were made to trusts related to Hezy Shaked, Tilly Levine and their children.

With respect to the remaining $23 million in net proceeds from the offering, there has been no material change in the planned use of such proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) and dated May 3, 2012.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the periods indicated, and certain unaudited pro forma information to reflect our conversion from an “S” Corporation to a “C” Corporation for income tax purposes. The selected consolidated statement of income data for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 and selected consolidated balance sheet data as of February 2, 2013 and January 28, 2012 are derived from our consolidated financial statements audited by Deloitte & Touche LLP, our independent registered public accounting firm, included in Item 8 of this report. The selected consolidated statement of income data for the fiscal years ended January 30, 2010 and January 31, 2009 and the selected consolidated balance sheet data as of January 29, 2011, January 30, 2010 and January 31, 2009 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$467,291	$400,624	$332,604	$282,764	$254,983
Cost of goods sold (2)	317,096	271,482	229,989	195,430	172,107

Gross profit	150,195	129,142	102,615	87,334	82,876
Selling, general and administrative expenses	118,805	94,217	77,668	65,912	59,043

Operating income	31,390	34,925	24,947	21,422	23,833
Interest income (expense), net	(91)	(196)	(249)	(284)	35

Income before income taxes	31,299	34,729	24,698	21,138	23,868
Income tax expense	7,406	389	282	275	262

Net income	$23,893	$34,340	$24,416	$20,863	$23,606

Basic earnings per share	$0.93	$1.72	$1.22	$1.04	$1.18
Diluted earnings per share	$0.92	$1.68	$1.21	$1.04	$1.18
Weighted average basic shares outstanding	25,656	20,000	20,000	20,000	20,000
Weighted average diluted shares outstanding	26,076	20,500	20,098	20,014	20,000
Pro Forma Income Information (3):
Pro forma income tax expense	$12,520	$13,892	$9,879	$8,455	$9,547
Pro forma net income	18,779	20,837	14,819	12,683	14,321
Pro forma basic earnings per share	$0.73	$1.04	$0.74	$0.63	$0.72
Pro forma diluted earnings per share	$0.72	$1.02	$0.74	$0.63	$0.72

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
Operating Data (unaudited):
Stores operating at beginning of period	140	125	111	99	73
Stores opened during the period	29	16	16	13	26
Stores closed during the period	1	1	2	1	-

Stores operating at end of period	168	140	125	111	99
Comparable store sales change (4)	2.2%	10.7%	6.7%	-3.1%	-12.5%
Total square feet at end of period	1,318,803	1,094,419	967,011	862,971	775,832
Average square footage per store at end of period	7,850	7,817	7,736	7,775	7,837
Average net sales per store (in thousands) (5)	$2,676	$2,718	$2,528	$2,479	$2,750
Average net store sales per square foot (5)	$341	$350	$326	$318	$349
Capital expenditures (in thousands)	$33,298	$20,223	$15,674	$17,514	$23,406

	As of
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$57,182	$25,091	$29,338	$25,705	$24,535
Working capital	73,891	27,673	33,907	29,639	22,779
Total assets	205,381	140,819	130,974	115,454	110,142
Total long-term debt (6)	3,970	4,638	5,266	5,857	6,412
Stockholders’ equity	117,296	60,424	62,092	59,896	55,053

(1)	The fiscal year ended February 2, 2013 includes 53 weeks. The fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009 each included 52 weeks.
(2)	Includes buying, distribution and occupancy costs.
(3)	The unaudited pro forma income statement for all years presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation for all years presented at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.
(4)

Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. E-commerce sales contributed 2.1%, 2.3%, 3.3%, 2.9% and 1.9% to the comparable store sales change for fiscal years 2012, 2011, 2010, 2009 and 2008, respectively. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.

(5)	The number of stores and the amount of square footage reflect the number of days during the period that new stores were open. E-commerce sales, e-commerce shipping revenue, and gift card breakage income are excluded from our sales in deriving net sales per store.
(6)	Comprised solely of a capital lease for our corporate headquarters and distribution center.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes and the information contained in other sections of this report, particularly under the headings “Risk Factors”, “Selected Consolidated Financial Data” and “Business”. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements”. These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors”. Our actual results could differ materially from those suggested or implied by any forward-looking statements.

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013, references to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012 and references to “fiscal year 2010” or “fiscal 2010” refer to the fiscal year ended January 29, 2011. Fiscal year 2012 consisted of a 53-week period, and fiscal years 2011 and 2010 each consisted of a 52-week period.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of February 2, 2013, we operated 168 stores in 28 states, averaging approximately 7,850 square feet. We also sell our products through our e-commerce website, www.tillys.com.

Our strong growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales 17%, to $467.3 million in fiscal year 2012 from $400.6 million in fiscal year 2011. Operating income decreased 10%, to $31.4 million in fiscal year 2012 from $34.9 million in fiscal year 2011, primarily due to the recognition of $9.6 million of stock-based compensation expense for stock options during fiscal year 2012. Our comparable store sales increased 2.2% in fiscal year 2012 after a 10.7% increase in fiscal year 2011. Since the beginning of fiscal 2008, we have more than doubled our store count from 73 stores to 168 stores at the end of fiscal year 2012.

We expect to continue our strong growth in the future. We believe there is a significant opportunity to expand our store base to more than 500 stores over the next 8 years. We plan to add a total of at least 25 net new stores in fiscal year 2013 and to continue opening new stores at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand. We believe our success operating in different retail venues and geographies demonstrates the portability of Tilly’s and provides us with flexibility for future expansion. We also expect to continue to support our comparable store sales by consistently offering new, on-trend and relevant merchandise, increasing our brand awareness, providing an engaging store experience for our core customers and maintaining our high level of customer service.

Over the last five years, we have invested over $25 million in infrastructure and systems to support our recent and long-term growth. We believe our distribution and allocation capabilities are unique within the industry and allow us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We believe our distribution infrastructure can support a national retail footprint in excess of 500 stores with minimal incremental capital investment. In addition, we anticipate spending approximately $14 million to equip our new e-commerce distribution center, which we expect to open near the end of fiscal year 2013. We plan to fund the tenant improvements for this leased facility from cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” for other important factors that could adversely impact us and our results of operations. We strive to ensure that addressing these risks does not divert our attention from continuing to build on the strengths that we believe have driven the growth of our business.

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

Comparable Store Sales

Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store, but exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

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

Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation expense for our internal buying organization. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution center, to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security, and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

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

Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product categories such as guys’ and juniors’ apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. This reflects that various costs, including occupancy costs, generally do not increase in proportion to the seasonal sales increase.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses are composed of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations could result in significant incremental legal, accounting and other overhead costs.

Operating Income

Operating income equals gross profit less SG&A expenses. Operating income excludes interest income, interest expense and income taxes. Operating income percentage measures operating income as a percentage of our net sales.

Income Taxes

Prior to May 2, 2012, we were taxed as an “S” Corporation for federal income tax purposes under Section 1362 of the Internal Revenue Code, and therefore were not subject to federal and state income taxes

(subject to an exception in a limited number of state and local jurisdictions that do not recognize the “S” Corporation status). On May 2, 2012, our “S” Corporation status terminated and we became subject to corporate-level federal and state income taxes at prevailing corporate rates.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Statements of Income Data:
Net sales	$467,291	$400,624	$332,604
Cost of goods sold	317,096	271,482	229,989

Gross profit	150,195	129,142	102,615
Selling, general and administrative expenses	118,805	94,217	77,668

Operating income	31,390	34,925	24,947
Interest expense, net	91	196	249

Income before income taxes	31,299	34,729	24,698
Income tax expense	7,406	389	282

Net income	$23,893	$34,340	$24,416

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.9%	67.8%	69.1%

Gross profit	32.1%	32.2%	30.9%
Selling, general and administrative expenses	25.4%	23.5%	23.4%

Operating income	6.7%	8.7%	7.5%
Interest expense, net	0.0%	0.0%	0.1%

Income before income taxes	6.7%	8.7%	7.4%
Income tax expense	1.6%	0.1%	0.1%

Net income	5.1%	8.6%	7.3%

Pro Forma Data (unaudited) (1):
Income before income taxes	$31,299	$34,729	$24,698
Pro forma income tax expense	12,520	13,892	9,879

Pro forma net income	$18,779	$20,837	$14,819

(1)	The unaudited pro forma income statement for all periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.

The following table presents store operating data for the periods indicated.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Store Operating Data:
Stores operating at end of period	168	140	125
Comparable store sales change (1)	2.2%	10.7%	6.7%
Total square feet at end of period	1,318,803	1,094,419	967,011
Average net sales per store (in thousands) (2)	$2,676	$2,718	$2,528
Average net sales per square foot (2)	$341	$350	$326
E-commerce revenues (in thousands) (3)	$52,953	$43,587	$32,804

(1)

Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. E-commerce sales contributed 2.1%, 2.3% and 3.3% to the comparable store sales change for fiscal years 2012, 2011 and 2010, respectively. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.

(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales

Net sales increased $66.7 million, or 17%, to $467.3 million in fiscal year 2012 from $400.6 million in fiscal year 2011. New stores opened in fiscal year 2012 accounted for $30.8 million of the increase in net sales. Also, $27.2 million of the increase in net sales resulted from the additional portion of the year that stores opened during fiscal year 2011 were operating in fiscal year 2012, as well as fees charged to customers for shipping merchandise sold through our e-commerce store. Net sales also increased due to a comparable store net sales increase of 2.2%, or $8.7 million. The comparable store net sales increase stemmed from higher net sales of guys’ and juniors’ apparel, as well as footwear and accessories, which was partially offset by lower net sales of boys’ and girls’ apparel. There were 139 comparable stores and 29 non-comparable stores open at February 2, 2013.

Net sales, including shipping and handling fees, from our e-commerce store increased $9.4 million, or 21%, to $53.0 million in fiscal year 2012 from $43.6 million in fiscal year 2011. This increase reflects higher sales in all major product categories which was attributable at least partially to the greater marketing efforts that directly supported the e-commerce business. E-commerce sales, excluding shipping and handling fees, are included in our calculation of comparable store sales, as comparable store sales is intended to reflect revenue from the sale of merchandise only.

Gross Profit

Gross profit increased $21.1 million, or 16%, to $150.2 million in fiscal year 2012 from $129.1 million in fiscal year 2011. As a percentage of net sales, gross profit was 32.1% and 32.2% during fiscal years 2012 and 2011, respectively. Of the 0.1% decrease, 0.4% related to higher occupancy costs as a percentage of net sales reflecting the large number of new stores opened during the year. This was mostly offset by a 0.3% decrease in product, buying and distribution costs as a percentage of net sales as these costs increased at a slower rate than the increase in net sales.

Selling, General and Administrative Expenses

SG&A expenses increased $24.6 million, or 26%, to $118.8 million in fiscal year 2012 from $94.2 million in fiscal year 2011. As a percentage of net sales, SG&A expenses were 25.4% and 23.5% during fiscal years 2012 and 2011, respectively.

Store selling expenses increased $11.3 million, or 18%, to $75.1 million in fiscal year 2012 from $63.8 million in fiscal year 2011. As a percentage of net sales, store selling expenses were 16.1% and 15.9% during fiscal years 2012 and 2011, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•

marketing costs increased $2.7 million, or 0.2% as a percentage of net sales, reflecting growth in the size and number of marketing campaigns, entry into many new markets, increased distribution of catalog mailings and marketing costs incurred to support and drive the growth of our e-commerce business;

•

store and regional payroll, payroll benefits and related personnel costs increased $8.1 million, or 0.2% as a percentage of net sales, as these costs increased more quickly than net sales, partially due to many new store openings; and

•	supplies and other support costs increased $0.5 million, but decreased 0.2% as a percentage of net sales.

General and administrative expenses increased $13.3 million, or 44%, to $43.7 million in fiscal year 2012 from $30.4 million in fiscal year 2011. As a percentage of net sales, general and administrative expenses were 9.4% and 7.6% during fiscal years 2012 and 2011, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•

a one-time charge of $7.6 million, or 1.6% of net sales, to recognize life-to-date stock-based compensation expense for stock options, recognition that was triggered by the consummation of our IPO during the second quarter of 2012;

•	ongoing stock-based compensation expense of $2.0 million, or 0.4% of net sales, which commenced upon the completion of our IPO during the second quarter of 2012;

•

payroll, payroll benefits and related costs for corporate office personnel increased $1.4 million, which represents a decrease of 0.5% as a percentage of net sales, as these costs increased more slowly than sales; and

•

depreciation, legal, audit and tax services and other expenses, including incremental costs in the current year as a result of becoming a public company, increased $2.3 million, or 0.3% as a percentage of net sales.

Operating Income

Operating income decreased $3.5 million, or 10%, to $31.4 million in fiscal year 2012 from $34.9 million in fiscal year 2011. As a percentage of net sales, operating income was 6.7% and 8.7% during fiscal years 2012 and 2011, respectively. The decrease in operating income as a percentage of net sales was due to the recognition of $9.6 million of stock-based compensation expense for stock options during fiscal year 2012, as discussed above.

Interest Income (Expense), Net

Net interest expense was $0.1 million and $0.2 million in fiscal years 2012 and 2011, respectively. Net interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility, net of interest income earned on cash balances.

Income Tax Expense

Income tax expense in fiscal year 2012 was $7.4 million. Income tax expense was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) income tax expense of $0.1 million related to the period during fiscal year 2012 in which the company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the “S” Corporation effective tax rate and (3) income tax expense of $10.3 million related to the period in which the company was a “C” Corporation (May 2, 2012 through February 2, 2013) at the “C” Corporation effective tax rate. For fiscal year 2011, our income tax expense of $0.4 million (calculated at the effective tax rate of 1.1%) was mainly comprised of a 1.5% California franchise tax. The increase in our effective tax rate resulted from our change in tax status.

Net Income

Net income decreased $10.4 million, or 30%, to $23.9 million in fiscal year 2012 from $34.3 million in fiscal year 2011, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to both years, rather than the “S” Corporation tax rate that actually applied to us prior to the Reorganization, pro forma net income decreased $2.1 million, or 10%, to $18.8 million in fiscal year 2012 from $20.8 million in fiscal year 2011.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales

Net sales increased $68.0 million, or 20%, to $400.6 million in fiscal year 2011 from $332.6 million in fiscal year 2010. New stores opened in fiscal year 2011 accounted for $18.8 million of the increase in net sales. Also, $15.2 million of the increase in net sales resulted from the additional portion of the year that stores opened during fiscal year 2010 were operating in fiscal year 2011, as well as fees charged to customers for shipping merchandise sold through our e-commerce store. Net sales also increased due to a comparable store net sales increase of 10.7%, or $34.0 million. The comparable store net sales increase stemmed from higher net sales of guys’, juniors’ and girls’ apparel, footwear and accessories, which was partially offset by slightly lower net sales of boys’ apparel. There were 121 comparable stores and 19 non-comparable stores open at January 28, 2012.

Net sales, including shipping and handling fees, from our e-commerce store increased $10.8 million, or 33%, to $43.6 million in fiscal year 2011 from $32.8 million in fiscal year 2010. This increase reflects higher sales in all major product categories (guys’ and juniors’ apparel, footwear and accessories), which was attributable at least partially to the greater marketing efforts that directly supported the e-commerce business. E-commerce sales, excluding shipping and handling fees, are included in our calculation of comparable store sales, as comparable store sales is intended to reflect revenue from the sale of merchandise only.

Gross Profit

Gross profit increased $26.5 million, or 26%, to $129.1 million in fiscal year 2011 from $102.6 million in fiscal year 2010. As a percentage of net sales, gross profit was 32.2% and 30.9% during fiscal years 2011 and 2010, respectively. Of the 1.3% increase, 0.7% related to buying, distribution and occupancy costs increasing at a slower rate than the increase in net sales. The remaining 0.6% of the increase in gross profit as a percentage of net sales was mostly due to lower promotional markdowns.

Selling, General and Administrative Expenses

SG&A expenses increased $16.5 million, or 21%, to $94.2 million in fiscal year 2011 from $77.7 million in fiscal year 2010. As a percentage of net sales, SG&A expenses were 23.5% and 23.4% during fiscal years 2011 and 2010, respectively.

Store selling expenses increased $10.1 million, or 19%, to $63.8 million in fiscal year 2011 from $53.7 million in fiscal year 2010. As a percentage of net sales, store selling expenses were 15.9% and 16.1% during fiscal years 2011 and 2010, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•

marketing costs increased $3.0 million, or 0.3% as a percentage of net sales, reflecting growth in the size and number of marketing campaigns, including the frequency and distribution of catalog mailings as well as marketing costs incurred to support and drive the growth of our e-commerce business;

•

store and regional payroll, payroll benefits and related personnel costs increased $6.2 million, but decreased 0.4% as a percentage of net sales, reflecting cost leverage as these costs increased more slowly than net sales; and

•	supplies and other support costs increased $0.9 million, but decreased 0.1% as a percentage of net sales.

General and administrative expenses increased $6.4 million, or 27%, to $30.4 million in fiscal year 2011 from $24.0 million in fiscal year 2010. As a percentage of net sales, general and administrative expenses were 7.6% and 7.2% during fiscal years 2011 and 2010, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•

payroll, payroll benefits and related costs for corporate office personnel increased $6.6 million, or 0.8% as a percentage of net sales. This increase reflects the addition of staff to support company growth and pay increases, and an increase in incentive pay reflecting individual and company-wide performance;

•	depreciation, legal and other office expenses did not change significantly in absolute terms between fiscal years 2010 and 2011, but decreased 0.3% as a percentage of net sales; and

•

a charge for the impairment of the fixed assets at one store location of $0.6 million in fiscal year 2011 and one location of $0.8 million in fiscal year 2010, which represented 0.1% and 0.2% as a percentage of net sales in each year, respectively.

Operating Income

Operating income increased $10.0 million, or 40%, to $34.9 million in fiscal year 2011 from $24.9 million in fiscal year 2010. As a percentage of net sales, operating income was 8.7% and 7.5% during fiscal years 2011 and 2010, respectively. Of the 1.2% increase in operating income as a percentage of net sales, 0.6% was due to lower product costs as a percentage of net sales resulting from lower promotional markdowns, and the remaining 0.6% was due to other costs and expenses increasing at a slower rate than net sales.

Interest Income (Expense), Net

Net interest expense was $0.2 million in both fiscal years 2011 and 2010. Net interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility, net of interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Taxes

Income taxes were $0.4 million and $0.3 million in fiscal years 2011 and 2010, respectively. This reflected a slight drop in the effective tax rate, from 1.14% of income before provision for income taxes in fiscal year 2010 to 1.12% of income before provision for income taxes in fiscal year 2011.

Prior to the Reorganization Transaction, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization Transaction, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income taxes would have increased to $13.9 million in fiscal year 2011 from $9.9 million in fiscal year 2010, an increase proportional to the increase in income before provision for income taxes.

Net Income

Net income increased $9.9 million, or 41%, to $34.3 million in fiscal year 2011 from $24.4 million in fiscal year 2010, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to both years, rather than the “S” Corporation tax rate that actually applied to us, pro forma net income increased $6.0 million, or 41%, to $20.8 million in fiscal year 2011 from $14.8 million in fiscal year 2010.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We have never drawn funds from or issued letters of credit financing from the revolving credit facility and we do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand, marketable securities and cash flows from operations.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and shareholder distributions. As a result of our conversion to a “C” Corporation for income tax purposes, we no longer make “S” Corporation distributions to shareholders. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, the availability of cash under our revolving credit facility and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations and borrowings under our existing revolving credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(in thousands)
Net cash provided by operating activities	$41,730	$52,584	$41,702
Net cash used in investing activities	(72,326)	(20,195)	(15,258)
Net cash provided by (used in) financing activities	22,819	(36,636)	(22,811)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and stock-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.

We generated $41.7 million of net cash from operating activities in fiscal year 2012. The significant components of cash flows from operating activities were net income of $23.9 million, the add-back of non-cash depreciation and amortization expense of $16.7 million, the change in deferred income taxes of $6.7 million and non-cash stock-based compensation expense of $9.6 million. Deferred rent increased by $8.6 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $9.9 million due to the opening of 29 new stores and the growth in sales, an increase in prepaid expenses and other assets of $12.9 million mainly due to increases in prepaid rent resulting from the opening of new stores and the recognition of deferred tax assets resulting from our conversion from an “S” Corporation to a “C” Corporation, and a decrease in accrued compensation and benefits of $1.4 million due to lower incentive pay accruals offset partially by the timing of payroll payments.

We generated $52.6 million of net cash from operating activities in fiscal year 2011. The significant components of cash flows from operating activities were net income of $34.3 million and the add-back of non-cash depreciation and amortization expense of $15.1 million. In addition, accounts payable and accrued expenses increased by $2.3 million due to the timing of payments and growth in inventory. Accrued compensation and benefits increased by $3.4 million due to the addition of staff to support company growth and pay increases, and an increase in incentive pay reflecting individual and company-wide performance. Deferred rent increased by $4.2 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $3.0 million due to the opening of new stores and the growth in sales, an increase in receivables of $2.3 million due to the growth of the business and an increase in prepaid expenses and other assets of $2.9 million due to the growth in the number of stores and the timing of payments.

We generated $41.7 million of net cash from operating activities in fiscal year 2010. The significant components for cash flows from operating activities were net income of $24.4 million and the add-back of non-cash depreciation and amortization expense of $14.3 million and non-cash impairment of assets of $2.0 million. In addition, accounts payable and accrued expenses increased by $9.4 million due to the timing of payments and growth in inventory and deferred rent increased by $3.1 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $9.6 million due to the opening of new stores and growth in sales, an increase in receivables of $2.2 million due to the growth of the business and a receivable on a casualty insurance claim and an increase in prepaid expenses and other current assets of $1.4 million due to the growth in the number of stores and the timing of payments.

Net Cash Used in Investing Activities

Investing activities consist of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, investments in assets at our corporate headquarters and the addition or replacement of company vehicles. Investing activities also consist of the purchase and sale of marketable securities.

Net cash used in investing activities was $72.3 million in fiscal year 2012. Of this total, $33.3 million was for capital expenditures. Spending on new stores and the remodeling or other improvements of existing stores was $24.9 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. In addition, we received $0.8 million of insurance proceeds related to fixed assets that were destroyed by smoke damage as a result of a fire in 2010 at a mall where one of our stores is located. We purchased $75.4 million of marketable securities and received proceeds of $35.5 million from the sale of marketable securities during the period.

Net cash used in investing activities was $20.2 million and $15.3 million in fiscal years 2011 and 2010, respectively. Of these totals, $16.1 million and $13.3 million was for capital expenditures for new stores or the remodeling and other improvements of existing stores in fiscal years 2011 and 2010, respectively. The remaining capital expenditures in each period were primarily for our investment in information technology systems and distribution and corporate facility enhancements.

Capital expenditures during fiscal year 2013 are expected to be between $45 million and $50 million. We expect to spend approximately $25 million for new stores and remodels of existing stores, approximately $14 million for a new e-commerce distribution facility, $4 million for other enhancements to our distribution centers and corporate offices and the remainder for information technology systems and other store projects. These expenditures are expected to be funded from cash provided by operations.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and, prior to the Reorganization, distributions to our shareholders. In fiscal year 2012 net proceeds from our initial public offering were included in financing activities.

Net cash provided by financing activities was $22.8 million in fiscal year 2012. This included $106.8 million in net proceeds from our initial public offering, which was consummated during the second quarter of 2012. Offsetting this was $84.3 million for final distributions to the former shareholders of World of Jeans & Tops. We received $0.9 million in proceeds from the exercise of stock options, net of tax withholdings, and paid $0.7 million for our capital lease obligation during the period.

Net cash used in financing activities was $36.6 million and $22.8 million in fiscal years 2012 and 2011, respectively. This included $36.0 million and $22.2 million, respectively, in distributions to our shareholders primarily for them to pay their “S” Corporation taxes, and $0.6 million in both fiscal years 2011 and 2010 for payments on our capital lease obligation.

Line of Credit

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. The revolving credit facility provides for a $25.0 million revolving credit facility with a maturity date of May 3, 2014. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus $1.75%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants contain requirements for certain levels of tangible net worth, liquidity and profitability, including: (i) a minimum current asset to current liability ratio of 1.25 to 1.00, (ii) a net profit before tax of at least $1, excluding a non-cash charge of up to a maximum of $2 million for the write-off of impaired fixed assets for the cumulative rolling four-quarter period measured, determined as of the end of each fiscal quarter on a cumulative rolling four-quarter basis and (iii) a maximum ratio of 4.00 to 1.00 for “funded debt” to “EBITDAR”, where “funded debt” includes credit facility borrowings, capital lease debt and eight times annual operating lease rent expense, and “EBITDAR” includes net income before interest, income taxes, depreciation, amortization and rent expense.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable capital and operating leases.

We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tilly’s. These buildings are located at 10 and 12 Whatney, Irvine, California. On June 29, 2012, we exercised the first of our three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $4.0 million as of February 2, 2013. The value of the capital lease assets was $7.8 million as of February 2, 2013. The accumulated depreciation of the building under the capital lease was $5.3 million as of February 2, 2013. Prior to signing the lease we received an independent market analysis regarding this property and therefore believe that the terms of this lease are reasonable and are not materially different than terms we would have obtained from an unaffiliated third party.

We lease approximately 24,000 square feet of office and warehouse space from a company that is owned by one of the co-founders of Tilly’s. This building is located at 15 Chrysler, Irvine California. The lease is accounted for as an operating lease and expires on October 31, 2014. We sublease approximately 17,000 square feet of the building to an unrelated third party. The sublease began December 1, 2010 and terminates on May 31, 2014. The rental income paid to us with respect to the sublease, per square foot, is slightly above the rental expense paid by us with respect to the master lease. Prior to signing the lease we received an independent market analysis regarding this property and therefore believe that the terms of this lease are reasonable and are not materially different than terms we would have obtained from an unaffiliated third party.

We lease approximately 26,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tilly’s. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2022. Prior to signing the lease we received an independent market analysis regarding this property and therefore believe that the terms of this lease are reasonable and are not materially different than terms we would have obtained from an unaffiliated third party.

We lease approximately 81,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tilly’s. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2021. Pursuant to the lease agreement, the Company requested that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord for the duration of the construction. As of February 2, 2013, the landlord returned the expanded building to us. We intend to use this property as our e-commerce distribution center beginning late in fiscal year 2013. Prior to signing the lease we received an independent market analysis regarding this property and therefore believe that the terms of this lease are reasonable and are not materially different than terms we would have obtained from an unaffiliated third party.

With the exception of the corporate headquarters and distribution center and warehouse leases discussed above, our leases are generally noncancellable operating leases expiring at various dates through 2024. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.

As of February 2, 2013, our contractual cash obligations over the next several periods are set forth below (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years
	(in thousands)
Capital Lease Obligations (1)(3)	$4,540	$940	$1,800	$1,800	$—
Operating Lease Obligations (2)(3)	304,824	42,812	79,571	73,005	109,436
Purchase Obligations (4)	105,790	105,790	—	—	—

Total	$415,154	$149,542	$81,371	$74,805	$109,436

(1)	The capital lease is for the building portion of our corporate headquarters and distribution center, including interest.
(2)	Our store leases generally have initial lease terms of 10 years and many also include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases is the land portion of the corporate headquarters and distribution center lease, as well as the warehouse leases described above.
(3)	Amounts represent commitments for minimum lease payments under noncancellable leases.
(4)	Purchase obligations consist primarily of inventory purchase orders for goods not yet received.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for the operating leases, purchase obligations and revolving credit facility as discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. Our accounting policies are more fully described in Note 2 of the notes to the consolidated financial statements, “Summary of Significant Accounting Policies”. Management has discussed the development and selection of these critical accounting policies and estimates with our board of directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, stock-based compensation and accounting for income taxes, which are more fully described below.

Revenue Recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. For online sales, revenue is recognized at the estimated time goods are received by customers. On average, customers receive goods within three days of being shipped. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the Consolidated Statements of Income. For fiscal years 2012, 2011 and 2010, shipping and handling fee revenue included in net sales was $3.7 million, $3.8 million and $2.6 million, respectively.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise within 30 days of the original purchase date. Merchandise returns are often resalable merchandise and are refunded by issuing the same tender as in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating the sales returns reserve. The total reserve for returns was $0.7 million and $0.6 million at February 2, 2013 and January 28, 2012, respectively. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

We recognize the sales from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for unredeemed gift card balances. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards is remote and there is no obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon our historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year in which the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.4 million, $0.5 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively. If the gift card breakage experience were to change significantly in future periods, it could have a material impact on our results of operations.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of markdowns needed in order to sell through slow-moving inventories.

Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to mark down merchandise, the resulting gross margin reduction is recognized in the period in which the markdown is recorded. During each accounting period we record adjustments to our inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires us to make assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends and inventory levels, including estimated sell-through rates of remaining units.

Total markdowns, including permanent and promotional markdowns, on a cost basis were $32.2 million, $23.2 million and $22.8 million and represented 6.9%, 5.8% and 6.9% of net sales in fiscal years 2012, 2011 and 2010, respectively. We accrued $0.5 million and $0.3 million for planned but unexecuted markdowns, including markdowns related to slow-moving merchandise, as of February 2, 2013 and January 28, 2012, respectively.

To the extent that management’s estimates differ from actual results, additional markdowns may be required that could reduce our gross margin, operating income and the carrying value of inventories. Our success is largely dependent upon our ability to anticipate the changing fashion tastes of our customers and to respond to those changing tastes in a timely manner. If we fail to anticipate, identify or react appropriately to changing styles, trends or brand preferences of our customers, we may experience lower sales, excessive inventories and more frequent and extensive markdowns, which would adversely affect our operating results.

We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts twice a year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 2, 2013 and January 28, 2012 was not material.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, consisting largely of leasehold improvements, furniture and fixtures and equipment at store, distribution center and corporate office locations, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted-average cost of capital, with such estimated fair values determined using the best information available. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

We did not have any impairment charges during fiscal year 2012. During fiscal year 2011 the net book value of fixed assets at one store was impaired with a charge of $0.6 million. Similarly, in fiscal year 2010 the net book value of fixed assets at another store was impaired with a charge of $0.8 million. These charges were recorded as the assets were not projected to generate sufficient cash flows to recover the carrying values. In addition, we recorded an impairment charge of $1.2 million in fiscal year 2010 due to smoke damage to assets resulting from a fire in the mall where one of our stores is located. We have an insurance policy that covered the assets that were destroyed.

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. Factors used in the valuation of long-lived assets with finite lives include, but are not limited to, discount rates, management’s plans for future operations, recent operating results and projected future cash flows. If our net sales or gross profit performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our retail stores may prove to be unrecoverable and we may incur additional impairment charges in the future.

Stock-Based Compensation

In June 2007 our board of directors adopted the 2007 Stock Option Plan, or 2007 Plan, which authorized the issuance of options to purchase up to 1,600,000 shares of common stock for employees, consultants and directors. These share-based awards are granted at an exercise price equal to the fair market value of our common stock at the date of grant. These awards vest in equal installments over a four year period (service period) and generally expire at the earlier of 30 days after employment or services are terminated or ten years from the date of grant. The awards included a performance condition that prevented the awards from becoming exercisable until the consummation of an initial public offering by us. As the awards contained both a service requirement and a performance condition, compensation expense was not recognized in the financial statements until the consummation of our initial public offering on May 3, 2012. On that date, we recognized $7.6 million of stock-based compensation expense relating the stock options previously granted to employees and directors under the 2007 Plan.

In April 2012 our board of directors adopted the Tilly’s 2012 Equity and Incentive Award Plan, or 2012 Plan, which authorized the issuance of up to 2,913,900 shares of our Class A common stock pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards. As of February 2, 2013, we have granted stock options to employees and restricted stock awards to directors under the 2012 Plan.

We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as the fair value of the common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which we estimate as follows:

•

Fair Value of Our Common Stock. We use the closing price of our Class A common stock on the date of grant. Prior to May 4, 2012, our common stock was not publicly traded. Therefore, we estimated the fair value of our common stock, as discussed below under the heading “Determination of the Fair Value of Common Stock Granted Prior to Our IPO”.

•

Expected Term. We have limited historical information regarding expected option term. Accordingly, we determined the expected stock option term of the awards using the latest historical data available from comparable public companies and our expectation of exercise behavior.

•

Volatility. As we do not have a significant trading history for our Class A common stock, the expected stock price volatility for each grant is measured using the average of historical daily price changes of comparable public companies’ common stock over the most recent period equal to the expected term of our stock option awards. We intend to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available. However, if the circumstances change so the identified companies are no longer similar to us, we will select companies we believe are more suitable and use their publicly available share prices in the calculation.

•	Risk-Free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future awards may differ materially compared with the expense for awards granted previously.

The following table presents the assumptions we used to estimate the fair value of stock options granted during the periods presented:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected option term	5.0 years	5.0 years	5.0 years
Expected volatility factor	57.6% - 62.9%	59.7%	61.0%
Risk-free interest rate	0.6% - 0.8%	2.2%	1.0%
Expected annual dividend yield	0%	0%	0%

Our estimates of pre-vesting forfeitures, or forfeiture rates, were based on our internal analysis, which includes the award recipients’ positions within the company and the vesting period of the awards.

Determination of the Fair Value of Common Stock Granted Prior to Our IPO

Prior to May 4, 2012, we were a private company with no active public market for our common stock. The fair value of the common stock underlying our stock options under the 2007 Plan was determined by our board of directors, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those stock options on the date of grant. We determined the estimated per share fair value of our common stock using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation”, or the Practice Aid. In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance at the valuation date. Within this contemporaneous valuation performed by management, with the assistance of third-party valuation specialists hired by us, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the fact that we were a private retail company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	the hiring of key personnel;

•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our common stock;

•	valuation of comparable public companies at the time of grant;

•	the U.S. and global capital market conditions; and

•	outlook for our industry at the time of grant.

After review of the fair value analysis, our board of directors authorized the use of that fair value as the exercise price for options granted on the date of that valuation report.

Common Stock Valuation Methodologies Prior to Our IPO

For the contemporaneous valuation of our common stock, management estimated, as of January 28, 2012, the latest valuation date prior to our IPO, our enterprise value on a continuing operations basis primarily using the income and market approaches which are both acceptable valuation methods in accordance with the Practice Aid. The income approach utilized a discounted cash flow methodology based on our financial forecasts and projections, as detailed below. The market approach utilized both the guideline public company and the guideline merged and acquired methodologies based on data obtained on comparable public companies, as detailed below. Management considered both objective and subjective factors, including information provided by a third-party valuation firm, to determine its best estimate of the fair market value of our common stock.

For the discounted cash flow methodology, we prepared detailed annual forecasts of cash flows for future years, which we refer to as the “discrete forecast period”. The value of the cash flows beyond the discrete forecast period was derived by applying a capitalized earnings approach, in which such cash flows are assumed to grow at a constant annual long-term growth rate and in which the terminal-year cash flow is capitalized at a rate equal to the estimated discount rate less the estimated constant annual long-term growth rate. Our forecasts of future cash flows were based on our estimated net debt-free cash flows and were discounted to the valuation date at an estimate of our weighted average cost of capital. We weighted the discounted cash flow method 50% in determining the total fair value of our equity as this approach was determined to represent the best indication of value because this method relied on a detailed financial forecast for the next five fiscal years as well as growth and profitability assumptions for subsequent years that are specific to Tilly’s business model.

The guideline public company method of the market approach is based on the market prices of stock for comparable companies. Indications of value were estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow for the selected guideline companies and then applying such multiples to the metrics of our business. When selecting comparable companies, consideration was given to industry similarity, their specific products offered, financial data availability and capital structure. We weighted the guideline public company method 40%. In selecting the revenue and EBITDA multiples from other companies to apply to Tilly’s, we considered differences between Tilly’s and eleven comparable companies in terms of size, profitability and growth, among other factors. Given the timely nature of the public company data and the quantity of the public companies in the group that were in the same or similar retail sector as Tilly’s, the guideline public company method was given a weighting of 40%. We weighted the guideline public company method less than the discounted cash flow method due to the fact that the stock price and earnings estimates for the comparable public companies were relatively volatile as of the valuation date.

The guideline merged and acquired method of the market approach follows the same basic methodology as the guideline public company method. However, instead of deriving multiples based on stock prices of guideline companies, indications of value are estimated by deriving multiples of equity or invested capital from sales of entire companies. We weighted the guideline merged and acquired method only 10% as most of the observed industry transactions occurred in a different economic environment (none since December 2009) and we had higher EBITDA margins than many of the target companies.

We believe that the procedures employed in the discounted cash flow, guideline public company and guideline merged and acquired methodologies are reasonable and consistent with the Practice Aid.

We granted stock options with the following exercise prices between May 2, 2010 and the date of our initial public offering:

Option Grant Date	Number of Shares Underlying Options	Exercise Price Per Share	Common Stock Fair Value Per Share at Grant Date	Fair Value of Stock Options Grante d
October 2010 (1)	762,500	$8.98	$8.98	$4.57 - $7.01
March 2011	578,000	16.26	16.26	8.52

(1)	Includes 739,500 stock options that were re-priced on a one-for-one basis to $8.98 per share. See section below titled “Stock Option Re-Pricing”.

Based on the closing price of our Class A common stock on February 1, 2013, the last trading day of fiscal year 2012, the aggregate intrinsic value of vested stock options outstanding as of February 2, 2013 was approximately $5.4 million, and the aggregate intrinsic value of unvested stock options outstanding as of February 2, 2013 was $0.6 million.

Significant factors considered by our board of directors in determining the fair value of our common stock at the above grant dates included:

October 2010

We performed a valuation of our common stock as of fiscal month ended August 28, 2010 which included the back-to-school shopping season that peaks in August. Although the U.S. economy had been recovering from recession in 2010, the recovery was weaker than in many past recovery periods. The financial results of many of our comparable companies reflected weak performance driven generally by either negative or only modestly positive year-to-date comparable store sales through August. Our comparable store sales trends for this same period were consistent with our comparable companies, with close to zero comparable store sales growth, lower income than the same year-to-date period in the prior year and sales and income running well below the forecast for fiscal 2010 that was incorporated in the prior valuation of our common stock. As a result of these factors, we lowered our financial forecast and expectations for growth in fiscal 2010 and, because they were building upon 2010 expected results, the forecasted sales and income in fiscal 2011 and beyond. The marketability discount was 15%, based upon expectations that an initial public offering would not occur until at least early in 2012. This valuation determined the value of our common stock to be $8.98 per share. Our board of directors granted stock options with exercise prices at $8.98 per share on October 8, 2010, the date the valuation was finalized, after determining that the fair value of our common stock would not have materially changed between the valuation date and the date of the grant. In addition, stock options previously granted with exercise prices greater than $8.98 per share were re-priced to $8.98 per share as of October 8, 2010 by our board of directors. See “Stock Option Re-Pricing” section below.

March 2011

We performed a valuation of our common stock as of the fiscal year end date of January 29, 2011. Over the previous quarter the national economy grew more quickly than earlier in fiscal 2010 and our comparable companies’ results generally improved substantially in the fourth quarter of fiscal 2010. Our results, similarly, improved substantially, with a double-digit comparable store sales increase in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 and profitability for the quarter well above the prior year’s fourth quarter. Therefore, profitability for fiscal 2010 ended up being well above the revised forecast used in the August 2010 valuation. This greatly improved sales and profit trend continued into February and March of fiscal 2011. As a result, we increased the financial forecast and expectations for growth in fiscal 2011 and beyond. Concurrently, our comparable companies’ financial results led to, in many cases, increased market prices for their common stock. The marketability discount was 10%, based upon expectations that an initial public offering would not occur until mid 2011 at the earliest. This valuation determined the value of our common stock to be $16.26 per share. Our board of directors granted stock options with exercise prices at $16.26 per share on March 31, 2011, the date the valuation was finalized, after determining that the fair value of our common stock would not have materially changed between the valuation date and the date of the grant.

Stock Option Re-Pricing

In October 2010, our board of directors approved a common stock option re-pricing whereby previously granted stock options held by current employees with exercise prices above $8.98 per share were re-priced on a one-for-one basis to $8.98 per share with no modification to any other terms of the previously issued stock options. As a result, 739,500 stock options originally granted to purchase common stock at prices ranging from $9.64 to $14.47 were re-priced in order to continue maintaining an equity incentive for our employees and reflect a significantly different economic environment. We treated the re-pricing as a modification for accounting purposes of the original awards and calculated additional compensation costs for the difference between the fair value of the re-priced award and the fair value of the original award on the re-pricing date. The re-pricing affected 48 optionees and resulted in incremental unrecognized stock-based compensation expense of $0.6 million. Expense related to vested stock options will be recognized upon the consummation of our initial public offering, and expense related to unvested stock options will be amortized over the remaining vesting period of the stock options. Our assumptions used to estimate the fair value of the original awards immediately before the re-pricing and the fair value of the re-priced awards required significant judgment.

Accounting for Income Taxes

Prior to May 2, 2012, the Company was taxed as an “S” Corporation for income-tax purposes under section 1362 of the Internal Revenue Code and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that did not recognize the “S” Corporation status). On May 2, 2012, the Company’s “S” Corporation status terminated as part of the Reorganization and the Company became subject to corporate-level federal and state income taxes at prevailing “C” Corporation rates.

The Company accounts for income taxes and the related accounts using the liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income, or AOCI. ASU 2013-02 provides additional guidance to enhance the transparency of changes in other comprehensive income, or OCI, and items transferred out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. The updated guidance becomes effective on a prospective basis for the company on February 3, 2013. Based on the company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

The FASB issues ASUs to amend the authoritative literature in the Accounting Standards Codification. There have been a number of ASUs to date that amend the original text of the Accounting Standards Codification. Except for the ASU noted above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the company or (iv) are not expected to have a significant impact on the company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of February 2, 2013 and January 28, 2012, we had no outstanding borrowings under our line of credit.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Foreign Exchange Rate Risk

We currently source all merchandise through domestic vendors. We source certain fixtures and materials from various suppliers in other countries. All purchases are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been impacted by changes in exchange rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tilly’s, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. and its subsidiary (the “Company”) as of February 2, 2013 and January 28, 2012, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilly’s, Inc. and its subsidiary as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

April 3, 2013

Tilly’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,314	$25,091
Marketable securities	39,868	—
Receivables	5,934	6,605
Merchandise inventories	46,595	36,531
Prepaid expenses and other current assets	11,387	5,616

Total current assets	121,098	73,843
Property and equipment, net	80,926	64,077
Other assets	3,357	2,899

Total assets	$205,381	$140,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,261	$16,830
Deferred revenue	5,453	4,865
Accrued compensation and benefits	6,094	7,536
Accrued expenses	12,132	12,935
Current portion of deferred rent	4,555	3,335
Current portion of capital lease obligation/Related party (Note 9)	712	669

Total current liabilities	47,207	46,170
Long-term portion of deferred rent	37,620	30,256
Long-term portion of capital lease obligation/Related party (Note 9)	3,258	3,969

Total long-term liabilities	40,878	34,225

Total liabilities	88,085	80,395
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; February 2, 2013—no shares authorized, issued or outstanding; January 28, 2012—21,600 shares authorized, 20,000 shares issued and outstanding	—	20
Common stock (Class A), $0.001 par value; February 2, 2013—100,000 shares authorized, 10,772 shares issued and outstanding; January 28, 2012—100,000 shares authorized, 1 shares issued and outstanding	11	—
Common stock (Class B), $0.001 par value; February 2, 2013—35,000 shares authorized, 16,920 shares issued and outstanding; January 28, 2012—35,000 shares authorized, no shares issued or outstanding	17	—
Preferred stock, $0.001 par value; February 2, 2013 and January 28, 2012—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	117,391	150
Retained earnings (deficit)	(140)	60,254
Accumulated other comprehensive income	17	—

Total stockholders’ equity	117,296	60,424

Total liabilities and stockholders’ equity	$205,381	$140,819

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$467,291	$400,624	$332,604
Cost of goods sold (includes buying, distribution, and occupancy costs)	317,096	271,482	229,989

Gross profit	150,195	129,142	102,615
Selling, general and administrative expenses	118,805	94,217	77,668

Operating income	31,390	34,925	24,947
Interest expense, net	91	196	249

Income before income taxes	31,299	34,729	24,698
Income tax expense	7,406	389	282

Net income	$23,893	$34,340	$24,416

Basic earnings per share	$0.93	$1.72	$1.22
Diluted earnings per share	$0.92	$1.68	$1.21
Weighted average basic shares outstanding	25,656	20,000	20,000
Weighted average diluted shares outstanding	26,076	20,500	20,098
Pro forma income information (Note 1):
Historical income before income taxes	$31,299	$34,729	$24,698
Pro forma income tax expense (unaudited)	12,520	13,892	9,879

Pro forma net income (unaudited)	$18,779	$20,837	$14,819

Pro forma basic earnings per share (unaudited)	$0.73	$1.04	$0.74
Pro forma diluted earnings per share (unaudited)	$0.72	$1.02	$0.74

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$23,893	$34,340	$24,416
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	17	—	—

Other comprehensive income	17	—	—

Comprehensive income	$23,910	$34,340	$24,416

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Number of Shares						Accumulated Other Comprehensive Income
	Common Stock (Class A)	Common Stock (Class B)	Common Stock (WOJT)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)		Total Stockholders’ Equity
Balance at January 30, 2010	—	—	20,000	20	150	$59,726	$—	$59,896
Net income	—	—	—	—	—	24,416	—	24,416
Distributions	—	—	—	—	—	(22,220)	—	(22,220)
Balance at January 29, 2011	—	—	20,000	20	150	61,922	—	62,092
Net income	—	—	—	—	—	34,340	—	34,340
Distributions	—	—	—	—	—	(36,008)	—	(36,008)
Balance at January 28, 2012	—	—	20,000	20	150	60,254	—	60,424
Net income	—	—	—	—	—	23,893	—	23,893
Reorganization (see Note 1)	—	20,000	(20,000)	—	—	—	—	—
Issuance of stock in IPO, net of costs	9,200	(1,600)	—	7	106,782	—	—	106,789
Distributions to “S” Corporation shareholders	—	—	—	—	—	(84,287)	—	(84,287)
Shares converted by founders	1,480	(1,480)	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities,net of tax of $12	—	—	—	—	—	—	17	17
Stock-based compensation expense	—	—	—	—	9,570	—	—	9,570
Exercise of stock options, including tax benefit of $74	92	—	—	1	889	—	—	890

Balance at February 2, 2013	10,772	16,920	—	$28	$117,391	$(140)	$17	$117,296

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash flows from operating activities
Net income	$23,893	$34,340	$24,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,679	15,129	14,292
Loss on disposal of assets	111	232	224
Impairment of assets	—	554	1,985
Loss on sales of marketable securities	28	—	—
Deferred income taxes	6,689	—	—
Stock-based compensation expense	9,570	—	—
Excess tax benefit from stock-based compensation	(95)	—	—
Changes in operating assets and liabilities:
Receivables	21	(2,304)	(2,153)
Merchandise inventories	(9,927)	(3,028)	(9,621)
Prepaid expenses and other assets	(12,930)	(2,868)	(1,356)
Accounts payable	1,431	2,113	4,059
Accrued expenses	(1,470)	155	5,327
Accrued compensation and benefits	(1,442)	3,362	958
Deferred rent	8,584	4,159	3,085
Deferred revenue	588	740	486

Net cash provided by operating activities	41,730	52,584	41,702

Cash flows from investing activities
Purchase of property and equipment	(33,298)	(20,223)	(15,674)
Proceeds from sale of property and equipment	17	28	41
Insurance proceeds from casualty loss	822	—	375
Purchases of marketable securities	(75,377)	—	—
Sales of marketable securities	35,510	—	—

Net cash used in investing activities	(72,326)	(20,195)	(15,258)

Cash flows from financing activities
Payment of capital lease obligation	(668)	(628)	(591)
Net proceeds from initial public offering	106,789	—	—
Proceeds from exercise of stock options	890	—	—
Excess tax benefit from stock-based compensation	95	—	—
Distributions	(84,287)	(36,008)	(22,220)

Net cash provided by (used in) financing activities	22,819	(36,636)	(22,811)

Change in cash and cash equivalents	(7,777)	(4,247)	3,633
Cash and cash equivalents, beginning of period	25,091	29,338	25,705

Cash and cash equivalents, end of period	$17,314	$25,091	$29,338

Supplemental disclosures of cash flow information
Interest paid	$299	$327	$363
Income taxes paid	$13,727	$493	$516
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,875	$2,209	$596

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 168 and 140 stores as of February 2, 2013 and January 28, 2012, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2012, 2011 and 2010 ended on February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal year 2012 included 53 weeks, and fiscal years 2011 and 2010 each included 52 weeks.

Segment Reporting

Accounting principles generally accepted in the U.S. (“GAAP”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has aggregated its net sales generated from its retail stores and e-commerce store into one operating segment. The operating segment is aggregated as it has a similar class of customer, nature of products and production processes, as well as similar economic characteristics. All of the Company’s identifiable assets are in the U.S.

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding was a decrease of approximately 20,000 shares, 90,000 shares and 8,000 shares in fiscal years 2012, 2011 and 2010, respectively.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of 90 days or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. The Company classifies all marketable securities within current assets on the consolidated balance sheet, including those with maturity dates beyond twelve months, as they are available to support the Company’s current operational liquidity needs.

Merchandise Inventories

Merchandise inventories are comprised of finished goods offered for sale at the Company’s retail stores and online. Inventories are stated at the lower of weighted-average cost or market using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. The Company believes that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $5.6 million, $5.1 million and $3.4 million in fiscal years 2012, 2011 and 2010, respectively, are included in cost of goods sold in the consolidated statements of operations.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the consolidated statements of income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $32.2 million, $23.2 million and $22.8 million in fiscal years 2012, 2011 and 2010, respectively. In addition, the Company accrued $0.5 million and $0.3 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 2, 2013 and January 28, 2012, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five to seven years. Furniture and fixtures are depreciated over five years. Computer software is depreciated over three years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals, replacements and improvements that substantially extend the useful life of an asset are capitalized and depreciated.

Impairment of Long-Lived Assets

Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in the Company’s business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company did not record any impairment charges in fiscal year 2012. The Company’s evaluation during fiscal years 2011 and 2010 indicated that operating losses or insufficient operating income existed at one retail store in each year, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $0.6 million and $0.8 million in selling, general and administrative expenses in fiscal years 2011 and 2010, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values. In addition, the Company recorded an impairment charge of $1.2 million in fiscal year 2010 due to smoke damage to assets resulting from a fire in the mall where one of the Company’s stores is located. The Company has an insurance policy which covered the assets that were destroyed.

Deferred Offering Costs

Deferred offering costs of $1.5 million were included in other assets on the Company’s balance sheet as of January 28, 2012. Upon consummation of the IPO, all deferred offering costs were offset against the proceeds from the offering. There were no amounts capitalized as of February 2, 2013.

Accrued Expenses

The major components of accrued expenses at February 2, 2013 and January 28, 2012 included sales and use taxes payable, rent-related liabilities, accrued construction, accrued merchandise returns and accruals for various other administrative expenses.

Operating Leases

The Company leases its retail stores under noncancellable operating leases. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Tilly’s recognizes rent expense on a straight-line basis over the lease term, excluding contingent rent, and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.

Deferred Rent and Tenant Allowances

Deferred rent is recognized when a lease contains fixed rent escalations. The Company recognizes the related rent expense on a straight-line basis starting from the date of possession and records the difference between the recognized rental expense and cash rent payable as deferred rent. Deferred rent also includes tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.

Fair Value of Certain Financial Assets and Liabilities

The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. As of February 2, 2013, management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate their respective fair value because of their short-term maturities.

Revenue Recognition

Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, Tilly’s recognizes revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. The Company defers e-commerce revenue and the associated product and shipping costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Deferred revenue and the associated product costs relating to e-commerce sales were immaterial as of February 2, 2013 and January 28, 2012. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold.

The Company recognizes revenue from gift cards as they are redeemed for merchandise. Prior to redemption, the Company maintains a current liability for unredeemed gift card balances. The customer liability balance was $5.5 million and $4.9 million as of February 2, 2013 and January 28, 2012, respectively, and is included in deferred revenue on the balance sheets. Tilly’s gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.4 million, $0.5 million and $0.4 million in fiscal years 2012, 2011 and 2010, respectively.

The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for fiscal years 2012, 2011 and 2010 is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Beginning balance	$609	$510	$368
Provisions	14,850	12,245	10,514
Usage	(14,756)	(12,146)	(10,372)

Ending balance	$703	$609	$510

Cost of Goods Sold and Selling, General and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Goods Sold

•	Total cost of products sold include:

•	Freight expenses associated with moving merchandise inventories from our vendors to our distribution center;

•	Vendor allowances;

•	Cash discounts on payments to merchandise vendors;

•	Physical inventory losses; and

•	Markdowns.

•	Costs of buying and distribution of merchandise include:

•	Payroll costs and incentive compensation for merchandise purchasing personnel;

•	Customer shipping and handling expenses;

•	Costs associated with operating our distribution center, including payroll and benefit costs, occupancy costs, and depreciation; and

•	Freight expenses associated with moving merchandise inventories from our distribution center to our stores and e-commerce customers.

•	Store occupancy costs including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.

Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation and amortization related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, and travel and lodging; and

•	Charitable contributions.

Store Opening Costs

Store opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the statements of operations.

Advertising

The Company expenses advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of catalogs, print advertising costs, radio advertisements and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying statements of operations, was $8.4 million, $6.6 million and $4.5 million in fiscal years 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), for accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company’s stock-based compensation expense.

Income Taxes

Prior to May 2, 2012, the Company was taxed as an “S” Corporation for income-tax purposes under section 1362 of the Internal Revenue Code and therefore was not subject to federal and state income taxes (subject to exception in a limited number of state and local jurisdictions that did not recognize the “S” Corporation status). On May 2, 2012, the Company’s “S” Corporation status terminated as part of the Reorganization and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates.

As a result of this conversion, effective May 2, 2012, the Company accounts for income taxes and the related accounts using the liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 420,000, 500,000 and 98,000 in fiscal years 2012, 2011 and 2010, respectively, were used in the calculation of diluted earnings per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At February 2, 2013, and at various times throughout the year, the Company had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company typically invests its cash in highly rated, short-term commercial paper or in interest-bearing money market funds.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income, or AOCI. ASU 2013-02 provides additional guidance to enhance the transparency of changes in other comprehensive income, or OCI, and items transferred out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. The updated guidance becomes effective on a prospective basis for the company on February 3, 2013. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

3. Marketable Securities

Marketable securities are classified as available-for-sale and, as of February 2, 2013, consisted entirely of commercial paper, all of which were less than one year from maturity. The Company did not have any marketable securities as of January 28, 2012.

The following table summarizes the Company’s investments in marketable securities at February 2, 2013 (in thousands):

	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$39,839	$31	$2	$39,868

4. Receivables

At February 2, 2013 and January 28, 2012, receivables consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Credit and debit card receivables	$2,116	$1,899
Tenant allowances due from landlords	3,339	3,636
Other	479	1,070

Total receivables	$5,934	$6,605

5. Prepaid Expenses and Other Current Assets

At February 2, 2013 and January 28, 2012, prepaid expenses and other current assets consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Prepaid rent	$5,411	$4,441
Prepaid maintenance agreements	576	395
Prepaid insurance	367	403
Deferred taxes	4,533	110
Other	500	267

Total prepaid expenses and other current assets	$11,387	$5,616

6. Property and Equipment

At February 2, 2013 and January 28, 2012, property and equipment consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Leasehold improvements	$84,242	$63,798
Furniture and fixtures	31,104	26,139
Machinery and equipment	25,073	23,245
Building under capital lease	7,840	7,840
Computer hardware and software	14,422	10,794
Construction in progress	5,938	5,132
Vehicles	1,205	1,820

	169,824	138,768
Accumulated depreciation and amortization	(88,898)	(74,691)

Property and equipment, net	$80,926	$64,077

Depreciation and amortization expense related to property and equipment was $16.7 million, $15.1 million and $14.3 million in fiscal years 2012, 2011 and 2010, respectively.

The Company incurred costs of $34.0 million, $21.8 million and $15.7 million for capital expenditures in fiscal years 2012, 2011 and 2010, respectively.

7. Accrued Expenses

At February 2, 2013 and January 28, 2012, accrued expenses consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Sales and use taxes payable	$2,200	$4,969
Minimum rent and common area maintenance	853	779
Accrued construction	2,875	2,209
Accrued merchandise returns	703	609
Income taxes payable	156	—
Other	5,345	4,369

Total accrued expenses	$12,132	$12,935

8. Line of Credit

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

As of February 2, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

9. Leases

The Company conducts all of its retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years and provide for escalations in base rents. The Company is generally not obligated to renew leases. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, many of the store leases contain certain co-tenancy provisions that permit the Company to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease.

The Company leases warehouse space (15 Chrysler, Irvine, California) that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The lease provides for base monthly payments of $16,118 which increase every twelve months at $0.03 per square foot per month. As of February 2, 2013, the Company’s monthly lease payment was $16,461. The Company incurred rent expense of $0.2 million in both fiscal years 2012 and 2011 related to this lease. The Company subleases part of the building to an unrelated third party. The sublease began on December 1, 2010 and terminates on May 31, 2014. The sublease provides for base monthly payments of $11,223, which increases annually at a rate of $0.03 per square foot. As of February 2, 2013, the Company’s monthly income was $12,244 related to this sublease.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The lease provides for base monthly payments of $27,037 which adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. As of February 2, 2013, the Company’s monthly lease payment was $27,037. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.2 million in fiscal year 2012 related to the lease.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this property as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested that the landlord expand the building. The lease provides for base monthly payments of $51,942, however the lease also provides for increased base monthly payments of $68,174 after the building is expanded by the landlord. The lease payments adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company. Monthly lease payments of $71,747 will commence in February 2013. The Company incurred rent expense of $0.6 million and $0.3 million in fiscal years 2012 and 2011, respectively, related to this lease.

Future minimum rental commitments, by year and in the aggregate, under noncancellable operating leases for the above three buildings and all of the Company’s store locations as of February 2, 2013 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2013	$2,341	$40,471	$42,812
2014	2,128	37,062	39,190
2015	2,210	38,171	40,381
2016	2,247	35,923	38,170
2017	2,205	32,630	34,835
Thereafter	5,689	103,747	109,436

Total	$16,820	$288,004	$304,824

Rent expense under noncancellable operating leases for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

	February 2, 2013	January 28, 2012	January 29, 2011
Minimum rentals	$37,324	$30,661	$26,312
Contingent rentals	19	50	15

Total rent expense	$37,343	$30,711	$26,327

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease (included in the operating lease commitments schedule above) and the building component is accounted for as a capital lease. The monthly payments under the operating portion of the lease were $154,777 as of February 2, 2013. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $4.0 million as of February 2, 2013. The gross amount of the building under capital lease was $7.8 million as of February 2, 2013 and January 28, 2012. The gross amount of the accumulated depreciation of the building under capital lease was $5.3 million and $4.7 million as of February 2, 2013 and January 28, 2012, respectively. The Company incurred rent expense of $0.9 million, $0.9 million and $0.8 million in fiscal years 2012, 2011 and 2010, respectively, related to the operating (land component) of this lease.

Future commitments under the Company’s related party capital lease obligation as of February 2, 2013 are as follows (in thousands):

Fiscal Year
2013	$940
2014	860
2015	940
2016	940
2017	860
Thereafter	—

Total minimum lease payments	4,540
Less amount representing interest	630

Present value of net minimum lease payments	3,910
Less current portion	712

Long-term portion	$3,198

Prior to signing each of the related party leases above, the Company received an independent market analysis regarding the property and therefore believes that the terms of each lease are reasonable and not materially different from terms the Company would have obtained from an unaffiliated third party.

10. Commitments and Contingencies

Employment Agreements

On February 21, 2011, Daniel Griesemer joined the Company as its President and Chief Executive Officer. The Company is subject to an employment agreement with Mr. Griesemer which provides for compensation and certain other benefits. The employment agreement also provides for severance payments under certain circumstances. The Company did not have any other employment agreements as of February 2, 2013.

Indemnifications, Commitments, and Guarantees

During the normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which Tilly’s may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the state of California. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make, and their duration may be indefinite. The Company has not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying balance sheets as the impact is expected to be immaterial.

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on our financial condition or results of operations. See Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a lawsuit against the Company alleging violations of California Civil Code Section 1747.08 which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information. The Company intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. The Company intends to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action against the Company alleging various causes of action based on its California gift card redemption policies. The lawsuit is ongoing and the Company intends to defend this case vigorously.

11. Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 established the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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

The Company did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2012 and 2011. Furthermore, as of February 2, 2013 and January 28, 2012, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 2, 2013			January 28, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$15,224	$—	$—	$23,000	$—	$—
Marketable securities:
Commercial paper	—	39,868	—	—	—	—

During fiscal year 2011, certain long-lived assets with carrying values totaling $0.6 million were determined to be unable to recover their carrying values and, therefore, were written down to their fair value, resulting in a loss on impairment of assets of $0.6 million. The fair value of these assets was determined using Level 3 inputs and the valuation techniques are described in Note 2 to the Consolidated Financial Statements. The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

12. Stock-Based Compensation

The Tilly’s 2007 Stock Option Plan (“2007 Plan”) authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 1,600,000 shares of common stock. The 2007 Plan provided for awards in the form of incentive stock options or nonqualified stock options. As of February 2, 2013, all awards granted by the Company have been nonqualified stock options. Under the 2007 Plan, stock options were granted at an exercise price equal to the fair value of the Company’s common stock at the date of grant. The stock options have graded vesting over a four-year period and generally expire at the earlier of 30 days after employment or services are terminated, or ten years from the date of the grant. No stock options were granted from the 2007 Plan during fiscal year 2012, and stock options may no longer be issued from the 2007 Plan subsequent to the IPO.

During fiscal year 2010, the Company re-priced 739,500 out-of-the-money stock options with exercise prices ranging from $9.64 to $14.47 in order to continue maintaining an equity incentive for its employees. Most of these out-of-the-money stock options had been granted with prices based upon Company valuations performed prior to and during the recent economic instability, which reflected values greater than $8.98 per share. As a result of the re-pricing, all such stock options now have an exercise price of $8.98, with no modification to the vesting schedule of the previously granted options. Stock options granted on April 20, 2009 retained their original exercise price of $6.45 per share. The Company accounted for the re-pricing as a modification of the stock options. The re-pricing affected 48 optionees and resulted in incremental stock-based compensation expense of $0.6 million, which was recognized upon the consummation of the Company’s IPO in May 2012.

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

On May 4, 2012, the Company granted stock options to employees to purchase a total of 650,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (“2012 Plan”). The exercise price of these awards was equal to the IPO price of $15.50 per share. The Company also granted options to purchase a total of 80,000 shares of Class A common stock under the 2012 Plan to employees who joined the Company between the IPO date and February 2, 2013. The exercise prices of these awards range between $15.72 and $18.37 per share, and were set equal to the Company’s closing stock price on the date of each grant.

All stock options granted in fiscal year 2012 will vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates. The total grant date fair value of stock options granted in fiscal year 2012 was $6.6 million, before applying an estimated forfeiture rate, with grant date fair values ranging from $7.69 to $9.65 per share. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair values of stock options granted in fiscal years 2012, 2011 and 2010 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected option term(1)	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	57.6% - 62.9%	59.7%	61.0%
Risk-free interest rate(3)	0.6% - 0.8%	2.2%	1.0%
Expected annual dividend yield	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for fiscal year 2012 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at January 28, 2012	1,540,000	$11.34
Granted	730,500	$15.60
Exercised	(92,125)	$8.85
Forfeited	(44,750)	$15.05
Outstanding at February 2, 2013	2,133,625	$12.83	7.3	$5,365
Exercisable at February 2, 2013	913,750	$9.64	5.5	$4,721

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $14.55 at February 1, 2013.

A summary of the status of non-vested stock options as of February 2, 2013 and changes during fiscal years 2012, 2011 and 2010 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 30, 2010	560,375	$4.93
Granted	106,500	5.06
Vested	(222,000)	5.46
Nonvested shares forfeited	(15,500)	4.69

Nonvested at January 29, 2011	429,375	$4.70
Granted	578,000	8.52
Vested	(241,500)	5.42
Nonvested shares forfeited	(9,250)	6.41

Nonvested at January 28, 2012	756,625	$7.37
Granted	730,500	9.01
Vested	(226,500)	6.71
Nonvested shares forfeited	(40,750)	8.15

Nonvested at February 2, 2013	1,219,875	$8.44

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

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 2,167,434 shares were still available for issuance as of February 2, 2013.

The Company recorded a total of $9.6 million of stock-based compensation expense, which includes the one-time charge of $7.6 million noted above, in fiscal year 2012. At February 2, 2013, there was $5.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.7 years.

13. Retirement Savings Plan

The Tilly’s 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Company matching contributions to the 401(k) Plan are at the discretion of the Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.5 million in each of the fiscal years 2012, 2011 and 2010.

14. Income Taxes

On May 2, 2012, as part of the Reorganization described in Note 1 to the Consolidated Financial Statements, the Company’s “S” Corporation status was terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. Prior to the Reorganization, income tax expense was mainly comprised of a 1.5% California franchise tax.

The components of income tax expense for the fiscal year ended February 2, 2013 were as follows (in thousands):

Current:
Federal	$11,311
State	2,796

14,107
Deferred:
Federal	(4,257)
State	(2,444)

(6,701)

Total income tax expense	$7,406

In fiscal years 2011 and 2010, the Company’s income tax expense was $0.4 million and $0.3 million, respectively.

A reconciliation of income tax expense to the amount computed at the federal statutory rate is as follows for fiscal year ended February 2, 2013 (in thousands):

Federal taxes at statutory rate	$10,955	35.0%
State and local income taxes, net of federal benefit	1,299	4.2%
Impact of change in tax status	(2,962)	-9.5%
Tax effect of earnings not subject to federal income tax due to “S” Corporation status	(2,094)	-6.7%
Other	208	0.7%

Total income tax expense	$7,406	23.7%

As a result of the Reorganization, the Company recorded an increase in current deferred tax assets of $3.6 million, an increase in noncurrent deferred tax liabilities of $0.6 million and a one-time deferred tax benefit of $3.0 million during the second quarter of fiscal year 2012.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of February 2, 2013 were as follows (in thousands):

Deferred tax assets:
Deferred rent	$4,481
Stock-based compensation	3,616
Accrued expenses	1,553
Inventories	2,223
Compensation and benefits	602
Capital lease	561
Deferred revenue	545

Total deferred tax assets	13,581
Deferred tax liabilities:
Property and equipment	(6,256)
Prepaid expenses	(378)
Marketable securities	(12)

Total deferred tax liabilities	(6,646)

Net deferred tax asset	$6,935

At January 28, 2012, the net deferred tax asset was $0.2 million.

Uncertain Tax Positions

As of February 2, 2013 and January 28, 2012, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. The Company did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2012, 2011 and 2010.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. Income tax returns for fiscal year 2009 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

15. Earnings Per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common share equivalents outstanding for the period. Dilutive common share equivalents include shares issuable upon an assumed exercise of outstanding stock options using the “treasury stock” method, whereby proceeds from such exercise and unamortized compensation on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. The dilutive effect of stock options and restricted stock is applicable only in periods of net income.

The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29 2011
Net income	$23,893	$34,340	$24,416
Weighted average basic shares outstanding	25,656	20,000	20,000
Dilutive effect of stock options and restricted stock	420	500	98

Weighted average shares for diluted earnings per share	26,076	20,500	20,098

Basic earnings per share	$0.93	$1.72	$1.22

Diluted earnings per share	$0.92	$1.68	$1.21

Total stock options of 1,263,500, 576,000 and 22,000 as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.

16. Related Parties

As discussed in Note 9 to the Consolidated Financial Statements, the Company leases its corporate headquarters, distribution center and warehouse space from companies that are owned by the co-founder of Tilly’s.

There were no other related party transactions in fiscal years 2012, 2011 and 2010.

17. Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration, except the fourth quarter of fiscal year 2012, which was fourteen weeks.

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$96,524	$105,101	$124,895	$140,771
Gross profit	30,418	31,144	41,808	46,825
Operating income (loss)	6,026	(3,318)	13,868	14,814
Net income (loss)	5,914	(1,156)	9,294	9,841
Basic earnings (loss) per share	0.30	(0.04)	0.34	0.36
Diluted earnings (loss) per share	0.29	(0.04)	0.33	0.35

	Fiscal Year Ended January 28, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$83,131	$87,260	$107,304	$122,929
Gross profit	26,209	25,718	35,858	41,357
Operating income	4,965	3,561	12,344	14,055
Net income	4,860	3,469	12,155	13,856
Basic earnings per share	0.24	0.17	0.61	0.69
Diluted earnings per share	0.24	0.17	0.59	0.67

(1)	As discussed in Notes 1, 2 and 14 to the Consolidated Financial Statements, during the second quarter of fiscal year 2012 (fiscal year ended February 2, 2013) the Company converted from an “S” Corporation to a “C” Corporation for income tax purposes. Also during that quarter, as discussed in Note 12 to the Consolidated Financial Statements, the Company recognized $7.6 million of compensation expense related to stock options that became exercisable upon the consummation of the Company’s May 3, 2012 IPO.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of February 2, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.tillys.com. In accordance with rules adopted by the SEC and our stock exchange, we intend to promptly disclose further amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.tillys.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2013.

Tilly’s, Inc.

/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William Langsdorf
William Langsdorf
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Daniel Griesemer and William Langsdorf, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and as of the dates indicated on April 3, 2013.

Signature	Title

/s/ Daniel Griesemer Daniel Griesemer	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William Langsdorf William Langsdorf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Hezy Shaked Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer

/s/ Doug Collier Doug Collier	Director

/s/ Seth Johnson Seth Johnson	Director

/s/ Janet Kerr Janet Kerr	Director

/s/ Bernard Zeichner Bernard Zeichner	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Tilly’s, Inc.(3)

3.2	Bylaws of Tilly’s, Inc.(1)

4.1	Form of Class A common stock certificate(5)

10.1	Form of indemnification agreement between Tilly’s and each of its directors and officers(3)

10.2	Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California)(1)

10.3	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California)(1)

10.4	Amendment #1 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California)(1)

10.5	Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of July 1, 2012 (15 Chrysler, Irvine, California)(7)

10.6	Form of Amended and Restated Tilly’s 2007 Stock Option Plan(3)

10.7	Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form)(3)

10.8	Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form)(3)

10.9	Form of re-priced stock option grant agreement pursuant to the 2007 Plan(3)

10.10	Form of Tilly’s 2012 Equity and Incentive Award Plan(4)

10.11	Form of Stock Option Award Agreement Pursuant to 2012 Plan(4)

10.12	Form of Restricted Stock Award Agreement Pursuant to 2012 Plan(4)

10.12.1*	Form of Amended Restricted Stock Award Agreement Pursuant to 2012 Plan

10.13	Offer Letter, dated as of January 15, 2011, by and between Daniel Griesemer and World of Jeans & Tops, d/b/a Tilly’s(1)

10.14	Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank(2)

10.15	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California)(3)

10.16	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California)(4)

10.17	Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.18	Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.19	Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.20	Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.21	Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.22	Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012(6)

10.23	Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto)(3)

10.24	Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (3)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012; (ii) Consolidated Statements of Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011; and (vi) the Notes to the Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.
(1)	Filed as an exhibit to the Form S-1 (File No: 333-175299) filed July 1, 2011.
(2)	Filed as an exhibit to the Amendment No. 1 to the Form S-1 (File No.: 333-175299) filed August 11, 2011
(3)	Filed as an exhibit to the Amendment No. 2 to the Form S-1 (File No.: 333-175299) filed September 7, 2011.
(4)	Filed as an exhibit to the Amendment No. 3 to the Form S-1 (File No.: 333-175299) filed March 23, 2012.
(5)	Filed as an exhibit to the Amendment No. 5 to the Form S-1 (File No.: 333-175299) filed April 23, 2012.
(6)	Filed as an exhibit to the quarterly report on Form 10-Q for the period ended April 28, 2012.
(7)	Filed as an exhibit to the quarterly report on Form 10-Q for the period ended July 28, 2012.