Form 10-Q
period 2013-05-04
TILLY'S, INC.
filed 2013-06-13
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of June 1, 2013, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	10,796,664
Class B common stock $0.001 par value	16,919,910

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended May 4, 2013

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 4, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,624	$17,314
Marketable securities	29,935	39,868
Receivables	8,089	5,934
Merchandise inventories	49,665	46,595
Prepaid expenses and other current assets	12,376	11,387

Total current assets	118,689	121,098
Property and equipment, net	87,322	80,926
Other assets	3,660	3,357

Total assets	$209,671	$205,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,173	$18,261
Deferred revenue	4,525	5,453
Accrued compensation and benefits	3,366	6,094
Accrued expenses	13,244	12,132
Current portion of deferred rent	4,830	4,555
Current portion of capital lease obligation/Related party (Note 10)	723	712

Total current liabilities	46,861	47,207
Long-term portion of deferred rent	39,227	37,620
Long-term portion of capital lease obligation/Related party (Note 10)	3,073	3,258

Total long-term liabilities	42,300	40,878

Total liabilities	89,161	88,085
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock (Class A), $0.001 par value; May 4, 2013 - 100,000 shares authorized, 10,783 shares issued and outstanding; February 2, 2013 - 100,000 shares authorized, 10,772 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; May 4, 2013 and February 2, 2013 - 35,000 shares authorized, 16,920 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; May 4, 2013 and February 2, 2013 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	118,283	117,391
Retained earnings (deficit)	2,168	(140)
Accumulated other comprehensive income	31	17

Total stockholders’ equity	120,510	117,296

Total liabilities and stockholders’ equity	$209,671	$205,381

The accompanying notes are an integral part of these consolidated financial statements

.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$109,119	$96,524
Cost of goods sold (includes buying, distribution, and occupancy costs)	76,921	66,106

Gross profit	32,198	30,418
Selling, general and administrative expenses	28,281	24,392

Operating income	3,917	6,026
Interest expense, net	49	44

Income before income taxes	3,868	5,982
Income tax expense	1,560	68

Net income	$2,308	$5,914

Basic earnings per share	$0.08	$0.30
Diluted earnings per share	$0.08	$0.29
Weighted average basic shares outstanding	27,692	20,000
Weighted average diluted shares outstanding	28,027	20,512

Pro forma income information (Note 1):
Historical income before income taxes		$5,982
Pro forma income tax expense		2,393

Pro forma net income		$3,589

Pro forma basic earnings per share		$0.18
Pro forma diluted earnings per share		$0.18

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$2,308	$5,914
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax of $21	31	—

Other comprehensive income	31	—

Comprehensive income	$2,339	$5,914

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2013	10,772	16,920	$28	$117,391	$(140)	$17	$117,296
Net income	—	—	—	—	2,308	—	2,308
Restricted stock	11	—	—	—	—	—	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	14	14
Stock-based compensation expense	—	—	—	892	—	—	892

Balance at May 4, 2013	10,783	16,920	$28	$118,283	$2,168	$31	$120,510

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities
Net income	$2,308	$5,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,650	3,904
Gain on disposal of assets	(3)	(115)
Gain on sales and maturities of marketable securities	(44)	—
Deferred income taxes	347	—
Stock-based compensation expense	892	—
Changes in operating assets and liabilities:
Receivables	(2,155)	(2,489)
Merchandise inventories	(3,070)	(3,599)
Prepaid expenses and other assets	(1,648)	(502)
Accounts payable	1,912	687
Accrued expenses	1,493	22
Accrued compensation and benefits	(2,728)	(2,672)
Deferred rent	1,882	3,761
Deferred revenue	(928)	(981)

Net cash provided by operating activities	2,908	3,930

Cash flows from investing activities
Purchase of property and equipment	(11,435)	(7,523)
Proceeds from sale of property and equipment	11	—
Insurance proceeds from casualty loss	—	641
Maturities of marketable securities	10,000	—

Net cash used in investing activities	(1,424)	(6,882)

Cash flows from financing activities
Payment of capital lease obligation	(174)	(163)
Distributions	—	(260)

Net cash used in financing activities	(174)	(423)

Change in cash and cash equivalents	1,310	(3,375)
Cash and cash equivalents, beginning of period	17,314	25,091

Cash and cash equivalents, end of period	$18,624	$21,716

Supplemental disclosures of cash flow information
Interest paid	$67	$75
Income taxes paid	$786	$7

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,494	$243

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 175 and 168 stores as of May 4, 2013 and February 2, 2013, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen weeks ended May 4, 2013 and April 28, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the SEC.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 4, 2013 and April 28, 2012 refer to the thirteen-week periods ended as of those dates.

Initial Public Offering

On May 3, 2012, the Company completed its initial public offering (“IPO”) in which it issued and sold 7,600,000 shares of its Class A common stock and certain selling stockholders sold 400,000 shares of Class A common stock. In addition, on May 9, 2012, the underwriters exercised their option to purchase an additional 1,200,000 shares of Class A common stock from the selling stockholders to cover over-allotments. As a result, the total IPO size was 9,200,000 shares of Class A common stock, which consisted of 7,600,000 shares sold by the Company and 1,600,000 shares sold by the selling stockholders. The 9,200,000 shares of Class A common stock sold in the offering were sold at a price of $15.50 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. Therefore, the pro forma net income and per share amounts for the quarter ended April 28, 2012 includes an adjustment for income tax expense as if the Company had been a “C” Corporation during that period at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for the period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the thirteen weeks ended April 28, 2012 was a reduction of approximately 68,000 shares.

2.	Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K.

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of May 4, 2013 and February 2, 2013, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$29,883	$52	$—	$29,935

	February 2, 2013
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$39,839	$31	$2	$39,868

For the thirteen weeks ended May 4, 2013, the Company recognized gains on investments of $44 thousand for commercial paper which matured during the period. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into current period earnings.

4.	Line of Credit

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

As of May 4, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

5.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information. In May 2013, the Company filed a motion to strike portions of the plaintiffs’ complaint. The Company intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May. The Company intends to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against the Company alleging various causes of action based on its California gift card redemption policies. The lawsuit is ongoing and the Company intends to defend this case vigorously.

6.	Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure, (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 established the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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

During the thirteen weeks ended May 4, 2013 and April 28, 2012, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 4, 2013 and April 28, 2012, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 4, 2013			February 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$16,224	$—	$—	$15,224	$—	$—

Marketable securities:
Commercial paper	—	29,935	—	—	39,868	—

7.	Stock-Based Compensation

On March 25, 2013, the Company granted stock options to purchase a total of 554,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (the “2012 Plan”). The exercise price of these awards is $12.82, which was the closing price of Tilly’s Class A common stock on the date of grant. These stock options vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates.

The total grant date fair value of stock options granted during the thirteen weeks ended May 4, 2013 was $3.4 million, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards. The Company did not grant any stock options during the thirteen weeks ended April 28, 2012.

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

The fair value of stock options granted during the thirteen weeks ended May 4, 2013 was estimated on the grant date using the following assumptions:

Expected option term(1)	5.0 years
Expected volatility factor(2)	56.2%
Risk-free interest rate(3)	0.8%
Expected annual dividend yield	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the thirteen weeks ended May 4, 2013 (aggregate intrinsic value in thousands):

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value(1)
Outstanding at February 2, 2013	2,133,625	$12.83
Granted	554,500	$12.82
Exercised	—	$—
Forfeited	(2,500)	$15.50
Outstanding at May 4, 2013	2,685,625	$12.82	7.7	$7,521
Vested at May 4, 2013	1,276,500	$10.94	6.1	$5,930
Expected to vest after May 4, 2013	1,214,616	$14.52	9.1	$1,378

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $15.39 at May 3, 2013.

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 1,615,434 shares were still available for issuance as of May 4, 2013. The Company recorded a total of $0.9 million of stock-based compensation expense in the thirteen weeks ended May 4, 2013. At May 4, 2013, there was $8.1 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 3.1 years.

8.	Income Taxes

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

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate the Company’s annual effective tax rate.

The annual effective income tax rate was 40.3% and 1.1% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The annual effective rate for the thirteen weeks ended May 4, 2013 is higher than the thirteen weeks ended April 28, 2012 primarily due to the Company’s conversion from an “S” Corporation to a “C” Corporation on May 2, 2012. Pro forma tax expense for the thirteen weeks ended April 28, 2012 was calculated at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated effective tax rate had the Company been a “C” Corporation during the thirteen weeks ended April 28, 2012.

9.	Earnings Per Share

Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential common shares represent outstanding stock options and restricted stock awards. The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$2,308	$5,914
Weighted average basic shares outstanding	27,692	20,000
Dilutive effect of stock options and restricted stock	335	512

Weighted average shares for diluted earnings per share	28,027	20,512

Basic earnings per share	$0.08	$0.30

Diluted earnings per share	$0.08	$0.29

10.	Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both the thirteen weeks ended May 4, 2013 and April 28, 2012 for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $3.8 million and $4.0 million as of May 4, 2013 and February 2, 2013, respectively. The gross amount of the building under capital lease was $7.8 million as of both May 4, 2013 and February 2, 2013. The gross amount of accumulated depreciation of the building under capital lease was $5.4 million and $5.3 million as of May 4, 2013 and February 2, 2013, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both the thirteen weeks ended May 4, 2013 and April 28, 2012. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million for the thirteen weeks ended May 4, 2013.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million and $0.2 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 4, 2013, we operated 175 stores, averaging 7,800 square feet, in 30 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales 13%, to $109.1 million for the thirteen weeks ended May 4, 2013 from $96.5 million for the thirteen weeks ended April 28, 2012. Operating income decreased 35%, to $3.9 million for the thirteen weeks ended May 4, 2013 from $6.0 million for the thirteen weeks ended April 28, 2012, primarily due to a slower sales pace than experienced in the first quarter of fiscal year 2012, which led to de-leverage of some expenses as well as to higher markdowns to increase the sell-through rate of styles, and therefore to lower gross margins. The lower operating income was also due to the recognition of stock-based compensation expense, which began upon our completion of our initial public offering in May 2012. Our comparable store sales increased 1.1% for the thirteen weeks ended May 4, 2013, which followed a 2.2% increase for the full fiscal year 2012 and compares to a 4.3% increase in the first quarter of fiscal year 2012.

Since the beginning of fiscal 2008, we more than doubled our store count from 73 stores to 175 stores as of May 4, 2013. As of May 4, 2013, we added seven net new stores in fiscal year 2013 and plan to add at least 18 additional net stores by the end of the year. We plan to continue opening new stores at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for other important factors that could adversely impact us and our results of operations.

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

We regularly analyze the components of gross profit as well as gross profit as a percentage of net sales. Specifically, we look at the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the buying, distribution and occupancy components of cost of goods sold could have an adverse impact on our gross profit and results of operations.

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

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Statements of Income Data:
Net sales	$109,119	$96,524
Cost of goods sold	76,921	66,106

Gross profit	32,198	30,418
Selling, general and administrative expenses	28,281	24,392

Operating income	3,917	6,026
Interest expense, net	49	44

Income before income taxes	3,868	5,982
Income tax expense	1,560	68

Net income	$2,308	$5,914

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.5%	68.5%

Gross profit	29.5%	31.5%
Selling, general and administrative expenses	25.9%	25.3%

Operating income	3.6%	6.2%
Interest expense, net	0.0%	0.0%

Income before income taxes	3.5%	6.2%
Income tax expense	1.4%	0.1%

Net income	2.1%	6.1%

Pro Forma Data (1):
Income before income taxes		$5,982
Pro forma income tax expense		2,393

Pro forma net income		$3,589

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Store Operating Data:
Stores operating at end of period	175	145
Comparable store sales change (1)	1.1%	4.3%
Total square feet at end of period	1,370,539	1,133,566
Average net sales per store (in thousands) (2)	$565	$605
Average net sales per square foot (2)	$72	$77
E-commerce revenues (in thousands) (3)	$12,597	$10,900

(1)	E-commerce sales contributed 2.3% and 2.8% to the comparable store sales change for the thirteen week periods ended May 4, 2013 and April 28, 2012, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Net Sales

Net sales increased $12.6 million, or 13%, to $109.1 million for the thirteen weeks ended May 4, 2013 from $96.5 million for the thirteen weeks ended April 28, 2012. A portion of this increase was due to net sales of $11.6 million from stores open in the first quarter of fiscal 2013 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. Net sales also increased due to a comparable store net sales increase of 1.1%, or $1.0 million, in the thirteen weeks ended May 4, 2013 compared to the thirteen weeks ended April 28, 2012. This increase was due to higher net sales of guys’, juniors’ and girls’ apparel, offset by lower net sales of accessories, footwear and boys’ apparel. There were 141 comparable brick-and-mortar stores and 34 non-comparable brick-and-mortar stores open as of May 4, 2013.

Net sales from our e-commerce store, including shipping fees, increased $1.7 million, or 16%, to $12.6 million for the thirteen weeks ended May 4, 2013 from $10.9 million for the thirteen weeks ended April 28, 2012.

Gross Profit

Gross profit increased $1.8 million, or 6%, to $32.2 million for the thirteen weeks ended May 4, 2013 from $30.4 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, gross profit was 29.5% and 31.5% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The decrease in gross profit margin was due to a 1.1% increase in product costs as a percentage of sales due to increased markdowns and a 0.9% increase in buying, distribution and occupancy costs as a percentage of sales due to costs increasing faster than the growth in net sales.

Selling, General and Administrative Expenses

SG&A expenses increased $3.9 million, or 16%, to $28.3 million for the thirteen weeks ended May 4, 2013 from $24.4 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, SG&A expenses were 25.9% and 25.3% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

Store selling expenses increased $2.6 million, or 16%, to $18.8 million for the thirteen weeks ended May 4, 2013 from $16.2 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, store selling expenses were 17.3% and 16.8% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•

store and regional payroll, payroll benefits and related personnel costs increased $2.3 million, or 0.7% as a percentage of net sales, as these costs increased at a higher rate than net sales due to a relatively small increase in comparable store sales and a greater proportion of the store base this year comprised of newer stores with immature sales volumes;

•

marketing costs, credit card processing, supplies and other costs increased $0.4 million, which represents a decrease of 0.2% as a percentage of net sales, due to these costs increasing at a lower rate than the net sales;

General and administrative expenses increased $1.3 million, or 15%, to $9.4 million for the thirteen weeks ended May 4, 2013 from $8.2 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, general and administrative expenses were 8.6% and 8.5% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•

payroll, payroll benefits and related costs for corporate office personnel decreased $0.3 million, which represents a decrease of 1.0% as a percentage of net sales, mostly due to a decrease in incentive bonus accruals for corporate employees in fiscal year 2013 as compared to fiscal year 2012;

•

depreciation, legal and other office expenses increased $0.6 million, or 0.4% as a percentage of net sales, due to increased costs associated with being a publicly traded company and due to the growth of the company; and

•

stock-based compensation expense of $0.9 million, or 0.8% of net sales, in the thirteen weeks ended May 4, 2013, as compared to no stock-based compensation expense recognized in the thirteen weeks ended April 28, 2012.

Operating Income

Operating income decreased $2.1 million, or 35%, to $3.9 million for the thirteen weeks ended May 4, 2013 from $6.0 million for the thirteen weeks ended April 28, 2012. As a percentage of net sales, operating income was 3.6% and 6.2% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The decrease in operating income as a percentage of net sales was mostly due to certain costs increasing more slowly than sales, lower gross profit due to higher markdowns, as well as stock-based compensation expense, the recognition of which did not begin until the completion of our IPO early in the second quarter of fiscal year 2012, as discussed above.

Interest Expense, Net

Net interest expense was $49 thousand and $44 thousand for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. Net interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility, net of interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Taxes

Income taxes were $1.6 million and $68 thousand for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. This reflects an annual effective tax rate of 40.3% for the thirteen weeks ended May 4, 2013 compared to an annual effective tax rate of 1.1% for the thirteen weeks ended April 28, 2012, when the company was operating as an “S” Corporation.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income taxes would have been $2.4 million for the thirteen weeks ended April 28, 2012.

Net Income

Net income decreased $3.6 million, or 61%, to $2.3 million for the thirteen weeks ended May 4, 2013 from $5.9 million for the thirteen weeks ended April 28, 2012, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended April 28, 2012, rather than the “S” Corporation tax rate that actually applied to us, pro forma net income decreased $1.3 million, or 36%, to $2.3 million for the thirteen weeks ended May 4, 2013 from $3.6 million for the thirteen weeks ended April 28, 2012.

Basic earnings per share decreased 73%, to $0.08 for the thirteen weeks ended May 4, 2013 from $0.30 for the thirteen weeks ended April 28, 2012. Diluted earnings per share decreased 72%, to $0.08 for the thirteen weeks ended May 4, 2013 from $0.29 for the thirteen weeks ended April 28, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended April 28, 2012, rather than the “S” Corporation tax rate that actually applied to us, pro forma basic and diluted earnings per share decreased 56%, to $0.08 for the thirteen weeks ended May 4, 2013 from $0.18 for the thirteen weeks ended April 28, 2012.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We have never drawn funds from or issued letters of credit financing from the revolving credit facility. We do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand and net proceeds from the IPO.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and shareholder distributions. In addition to cash and cash equivalents, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash flows from operating activities and, if needed, the availability of cash under our revolving credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(in thousands)
Net cash provided by operating activities	$2,908	$3,930
Net cash used in investing activities	(1,424)	(6,882)
Net cash used in financing activities	(174)	(423)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $2.9 million of net cash from operating activities for the thirteen weeks ended May 4, 2013. The significant components of cash flows from operating activities were net income of $2.3 million and the add-back of non-cash depreciation and amortization expense of $4.7 million, stock-based compensation expense of $0.9 million and the increase in deferred taxes of $0.3 million. Accounts payable and accrued expenses increased by $3.4 million. In addition, deferred rent increased by $1.9 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $3.1 million due to the seasonality of inventory purchases and the opening of new stores, an increase in receivables of $2.2 million and deferred revenue of $0.9 million due to the growth of the business, an increase in prepaid expenses and other assets of $1.6 million due mainly to an increase in non-current deferred taxes and a decrease in accrued compensation and benefits of $2.7 million due mainly to lower annual incentive bonuses paid in the thirteen weeks ended May 4, 2013 as compared to the thirteen weeks ended April 28, 2012.

We generated $3.9 million of net cash from operating activities for the thirteen weeks ended April 28, 2012. The significant components of cash flows from operating activities were net income of $5.9 million and the add-back of non-cash depreciation and amortization expense of $3.9 million. In addition, deferred rent increased by $3.8 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $3.6 million due to the seasonality of inventory purchases and the opening of new stores, an increase in receivables of $2.5 million due to the growth of the business and a decrease in accrued compensation and benefits of $2.7 million due mainly to the payment of incentive bonuses during the first quarter of fiscal 2012 relating to the company’s fiscal 2011 results.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, investments in assets at our corporate headquarters and the addition or replacement of company vehicles, net of proceeds from sales and maturities of marketable securities.

Net cash used in investing activities was $1.4 million and $6.9 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. Capital expenditures totaled $11.4 million, the majority of which related to stores. Spending on new stores and the remodeling or other improvements of existing stores were $6.6 million and $6.4 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. The remaining capital expenditures in each period were primarily for our investment in information technology systems and distribution and corporate facility enhancements. This was offset by $10.0 million of proceeds from the maturities of marketable securities during the thirteen weeks ended May 4, 2013.

Net Cash Used in Financing Activities

Financing activities consist of distributions to the “S” Corporation shareholders of World of Jeans & Tops prior to the Reorganization and payments on our capital lease obligation.

Net cash used in financing activities was $0.2 million and $0.4 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. This included $0.2 million in both periods for payments on our capital lease obligation and $0.3 million in distributions to the then-current shareholders of World of Jeans & Tops during the first quarter of fiscal year 2012. We did not pay any dividends during the thirteen weeks ended May 4, 2013.

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

Contractual Obligations

As of May 4, 2013, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of Tilly’s, Inc. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of May 4, 2013, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 4, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information. In May 2013, the Company filed a motion to strike portions of the plaintiffs’ complaint. The Company intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May. The Company intends to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against the Company alleging various causes of action based on its California gift card redemption policies. The lawsuit is ongoing and the Company intends to defend this case vigorously.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements. **

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: June 13, 2013	/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 13, 2013	/s/ William Langsdorf
William Langsdorf
Senior Vice President and Chief Financial Officer (Principal Financial Officer)