Form 10-Q
period 2013-08-03
TILLY'S, INC.
filed 2013-09-11
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35535

TILLY’S, INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-2164791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of August 30, 2013, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	11,138,654
Class B common stock $0.001 par value	16,642,366

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended August 3, 2013

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	August 3,	February 2,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,883	$17,314
Marketable securities	29,935	39,868
Receivables	10,913	5,934
Merchandise inventories	63,399	46,595
Prepaid expenses and other current assets	12,230	11,387

Total current assets	137,360	121,098
Property and equipment, net	94,568	80,926
Other assets	3,804	3,357

Total assets	$235,732	$205,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,825	$18,261
Deferred revenue	4,164	5,453
Accrued compensation and benefits	5,255	6,094
Accrued expenses	15,918	12,132
Current portion of deferred rent	5,053	4,555
Current portion of capital lease obligation/Related party (Note 10)	734	712

Total current liabilities	65,949	47,207
Long-term portion of deferred rent	40,927	37,620
Long-term portion of capital lease obligation/Related party (Note 10)	2,885	3,258

Total long-term liabilities	43,812	40,878

Total liabilities	109,761	88,085
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; August 3, 2013 - 100,000 shares authorized,
11,129 shares issued and outstanding; February 2, 2013 - 100,000 shares authorized,
10,772 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; August 3, 2013 - 35,000 shares authorized,
16,642 shares issued and outstanding; February 2, 2013 - 35,000 shares authorized,
16,920 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; August 3, 2013 and February 2, 2013 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	119,498	117,391
Retained earnings (deficit)	6,435	(140)
Accumulated other comprehensive income	10	17

Total stockholders’ equity	125,971	117,296

Total liabilities and stockholders’ equity	$235,732	$205,381

The accompanying notes are an integral part of these consolidated financial statements

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net sales	$123,043	$105,101	$232,161	$201,625
Cost of goods sold (includes buying, distribution, and occupancy costs)	84,888	73,957	161,808	140,063

Gross profit	38,155	31,144	70,353	61,562
Selling, general and administrative expenses	30,956	34,462	59,237	58,854

Operating income (loss)	7,199	(3,318)	11,116	2,708
Interest income (expense), net	(47)	40	(96)	(4)

Income (loss) before income taxes	7,152	(3,278)	11,020	2,704
Income tax expense (benefit)	2,885	(2,122)	4,445	(2,053)

Net income (loss)	$4,267	$(1,156)	$6,575	$4,757

Basic earnings (loss) per share	$0.15	$(0.04)	$0.24	$0.20
Diluted earnings (loss) per share	$0.15	$(0.04)	$0.23	$0.20
Weighted average basic shares outstanding	27,727	27,280	27,710	23,640
Weighted average diluted shares outstanding	28,080	27,280	28,053	24,097
Pro forma income information (Note 1):
Historical income (loss) before income taxes		$(3,278)		$2,704
Pro forma income tax expense (benefit)		(1,311)		1,082

Pro forma net income (loss)		$(1,967)		$1,622

Pro forma basic earnings (loss) per share		$(0.07)		$0.07
Pro forma diluted earnings (loss) per share		$(0.07)		$0.07

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net income (loss)	$4,267	$(1,156)	$6,575	$4,757
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale securities	(21)	48	(7)	48

Other comprehensive income, net of tax:	(21)	48	(7)	48

Comprehensive income (loss)	$4,246	$(1,108)	$6,568	$4,805

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited).

	Number of Shares					Accumulated Other Comprehensive Income
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)		Total Stockholders’ Equity
Balance at February 2, 2013	10,772	16,920	$28	$117,391	$(140)	$17	$117,296
Net income	—	—	—	—	6,575	—	6,575
Restricted stock	31	—	—	—	—	—	—
Shares converted by founders	278	(278)	—	—	—	—	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(7)	(7)
Stock-based compensation expense	—	—	—	1,655	—	—	1,655
Exercise of stock options	48	—	—	452	—	—	452

Balance at August 3, 2013	11,129	16,642	$28	$119,498	$6,435	$10	$125,971

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
Cash flows from operating activities
Net income	$6,575	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,425	8,029
Loss on disposal of assets	111	38
Gain on maturities of marketable securities	(119)	—
Deferred income taxes	558	6,148
Stock-based compensation expense	1,655	8,220
Excess tax benefit from stock-based compensation	(40)	(9)
Changes in operating assets and liabilities:
Receivables	(4,979)	(3,570)
Merchandise inventories	(16,804)	(18,019)
Prepaid expenses and other assets	(1,843)	(12,149)
Accounts payable	16,564	15,143
Accrued expenses	4,378	5,530
Accrued compensation and benefits	(839)	(2,428)
Deferred rent	3,805	5,263
Deferred revenue	(1,289)	(1,275)

Net cash provided by operating activities	17,158	15,678

Cash flows from investing activities
Purchase of property and equipment	(23,789)	(16,449)
Proceeds from sale of property and equipment	19	17
Insurance proceeds from casualty loss	—	799
Purchases of marketable securities	(14,960)	(35,539)
Maturities of marketable securities	25,000	9,455

Net cash used in investing activities	(13,730)	(41,717)

Cash flows from financing activities
Payment of capital lease obligation	(351)	(329)
Net proceeds from initial public offering	—	106,783
Proceeds from exercise of stock options	452	267
Excess tax benefit from stock-based compensation	40	9
Distributions	—	(84,287)

Net cash provided by financing activities	141	22,443

Change in cash and cash equivalents	3,569	(3,596)
Cash and cash equivalents, beginning of period	17,314	25,091

Cash and cash equivalents, end of period	$20,883	$21,495

Supplemental disclosures of cash flow information
Interest paid	$132	$156
Income taxes paid	$4,294	$11
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,284	$914

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 182 and 168 stores as of August 3, 2013 and February 2, 2013, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 3, 2013 and July 28, 2012 refer to the thirteen-week periods ended as of those dates.

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

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. Therefore, the pro forma net income and per share amounts for the thirteen and twenty-six weeks ended July 28, 2012 includes an adjustment for income tax expense as if the Company had been a “C” Corporation during those periods at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rates for the periods. In addition, the unaudited pro forma diluted weighted average shares outstanding were computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the twenty-six weeks ended July 28, 2012 was a reduction of approximately 12,000 shares. There was no pro forma adjustment for the thirteen weeks ended July 28, 2012 as the dilutive effect of stock options is applicable only in periods of net income.

2.	Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of August 3, 2013 and February 2, 2013, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at August 3, 2013 and February 2, 2013 (in thousands):

August 3, 2013
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Cost	Gains	Losses	Fair Value
Commercial paper	$29,918	$31	$14	$29,935

February 2, 2013
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Cost	Gains	Losses	Fair Value
Commercial paper	$39,839	$31	$2	$39,868

For the thirteen and twenty-six weeks ended August 3, 2013, the Company recognized gains on investments of $75 thousand and $119 thousand, respectively, for commercial paper which matured during the periods. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into current period earnings.

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

As of August 3, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

5.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted the Company’s motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs amended to add a new named plaintiff, which the Court struck on the Company’s motion. The Company has denied the allegations of the complaint and intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May 2013. The Company has appealed the denial of the motion to compel arbitration. The Company intends to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against the Company alleging various causes of action based on its California gift card redemption policies. The state court sustained the original demurrer to the complaint but granted plaintiff leave to amend. The amended complaint survived demurrer and the court has now set a briefing schedule for a hearing on plaintiff’s motion for class action treatment of the lawsuit. The Company intends to defend this case vigorously.

6.	Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosure, (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 established the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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

During the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 3, 2013 and February 2, 2013, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 3, 2013			February 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$16,264	$—	$—	$15,224	$—	$—
Marketable securities:
Commercial paper	—	29,935	—	—	39,868	—

7.	Stock-Based Compensation

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

The Company also granted options to purchase a total of 50,000 shares of Class A common stock under the 2012 Plan to employees who joined the Company during the second quarter of fiscal year 2013. The exercise prices of these awards range between $16.18 and $16.24 per share, and were set equal to the closing price of Tilly’s Class A common stock on the date of each grant. These stock option grants vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates.

The total grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 3, 2013 was $0.4 million and $3.8 million, respectively, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards. The grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 28, 2012 was $6.1 million, before applying an estimated forfeiture rate.

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

The fair value of stock options granted during the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were estimated on the grant date using the following assumptions:

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Expected option term(1)	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	55.8% - 56.0%	62.1% - 62.7%	55.8% - 56.2%	62.1% - 62.7%
Risk-free interest rate(3)	1.0% - 1.2%	0.6% - 0.8%	0.8% - 1.2%	0.6% - 0.8%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended August 3, 2013 (aggregate intrinsic value in thousands):

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value(1)
Outstanding at February 2, 2013	2,133,625	$12.83
Granted year-to-date	604,500	13.10
Exercised year-to-date	(48,475)	8.58
Forfeited year-to-date	(10,875)	14.27

Outstanding at August 3, 2013	2,678,775	$12.96	7.5	$6,162

Vested and expected to vest at August 3, 2013	2,481,734	$12.82	7.4	$6,017

Exercisable at August 3, 2013	1,233,025	$11.06	5.9	$5,010

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The closing price of the Company’s Class A common stock on August 2, 2013 was $14.65 per share.

On June 12, 2013, the Company granted 4,944 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on June 12, 2014, provided that the respective award recipient continues to serve on the Company’s board of directors through each of those vesting dates. The grant date fair value of these awards totaled $0.3 million. The Company is recognizing the expense related to these awards on a straight-line basis over the two-year service period commencing on the grant date.

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 1,544,145 shares were still available for issuance as of August 3, 2013. The Company recorded a total of $0.8 million and $1.7 million of stock-based compensation expense in the thirteen and twenty-six weeks ended August 3, 2013, respectively. During the thirteen and twenty-six weeks ended July 28, 2012, the Company recorded a total of $8.2 million of stock-based compensation expense, which included a one-time charge of $7.6 million for life-to-date stock-based compensation expense recognized upon the consummation of the Company’s IPO. At August 3, 2013, there was $8.0 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.9 years.

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

The Company accounts for income taxes and the related accounts under the liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Because management believes that it is more likely than not that the Company will realize the full amount of the net deferred tax assets, the Company has not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate the Company’s annual effective tax rate.

The annual effective income tax rate was 40.3% and 33.6% for both the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The annual effective rate for the thirteen and twenty-six weeks ended August 3, 2013 is higher than the thirteen and twenty-six weeks ended July 28, 2012 primarily due to the Company’s conversion from an “S” Corporation to a “C” Corporation on May 2, 2012. Pro forma tax expense for the thirteen and twenty-six weeks ended July 28, 2012 was calculated at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated effective tax rate had the Company been a “C” Corporation during the thirteen and twenty-six weeks ended July 28, 2012.

During the thirteen weeks ended July 28, 2012, the Company recorded a net income tax benefit of $2.1 million. The net income tax benefit comprised (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an annual effective tax rate of 33.6%.

9.	Earnings (Loss) Per Share

Earnings (loss) per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential common shares represent outstanding stock options and restricted stock awards. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. The components of basic and diluted earnings (loss) per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Net income (loss)	$4,267	$(1,156)	$6,575	$4,757
Weighted average basic shares outstanding	27,727	27,280	27,710	23,640
Dilutive effect of stock options and restricted stock	353	—	343	457

Weighted average shares for diluted earnings (loss) per share	28,080	27,280	28,053	24,097

Basic earnings (loss) per share	$0.15	$(0.04)	$0.24	$0.20

Diluted earnings (loss) per share	$0.15	$(0.04)	$0.23	$0.20

For the thirteen weeks ended August 3, 2013, additional stock options outstanding of 1,856,000 were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive based on the application of the treasury stock method. For the thirteen weeks ended July 28, 2012, the shares used in computing diluted loss per share do not include 931,500 of dilutive stock options as the effect is anti-dilutive given the Company’s net loss. For the twenty-six weeks ended August 3, 2013 and July 28, 2012, additional stock options outstanding of 1,835,750 and 906,750, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been anti-dilutive based on the application of the treasury stock method.

10.	Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended August 3, 2013 and July 28, 2012 and $0.4 million for both of the twenty-six weeks ended August 3, 2013 and July 28, 2012 for the operating component of this lease. The obligation under the capital lease was $3.6 million and $4.0 million as of August 3, 2013 and February 2, 2013, respectively. The gross amount of the building under capital lease was $7.8 million as of both August 3, 2013 and February 2, 2013. Accumulated depreciation of the building under capital lease was $5.5 million and $5.3 million as of August 3, 2013 and February 2, 2013, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both of the thirteen weeks ended August 3, 2013 and July 28, 2012, and $0.1 million for both of the twenty-six weeks ended August 3, 2013 and July 28, 2012. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million and $33 thousand for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $0.2 million and $33 thousand for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million and $0.2 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $0.5 million and $0.4 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

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

Overview

Tilly’s is a fast-growing, destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 3, 2013, we operated 182 stores, averaging 7,800 square feet, in 31 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our growth and operating results reflect initiatives taken by our management team as well as our customers’ increasing awareness of our brand and merchandise assortment as we have expanded our presence in both existing and new markets. We increased net sales 17%, to $123.0 million for the thirteen weeks ended August 3, 2013 from $105.1 million for the thirteen weeks ended July 28, 2012. Operating income increased to $7.2 million for the thirteen weeks ended August 3, 2013 from an operating loss of $3.3 million for the thirteen weeks ended July 28, 2012, primarily due to a one-time charge recognized during the second quarter of fiscal year 2012 for stock-based compensation expense related to our initial public offering. Our comparable store sales decreased 0.5% for the thirteen weeks ended August 3, 2013, which followed a 2.2% increase for the full fiscal year 2012 and compares to a 5.1% increase in the second quarter of fiscal year 2012.

Since the beginning of fiscal 2008, we more than doubled our store count from 73 stores to 182 stores as of August 3, 2013. As of August 3, 2013, we added 14 net new stores in fiscal year 2013 and plan to add at least 11 additional net stores by the end of the year. We plan to continue opening new stores at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for other important factors that could adversely impact us and our results of operations.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses comprise store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations will continue to result in incremental legal, accounting and other overhead costs.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
		(in thousands)
Statements of Operations Data:
Net sales	$123,043	$105,101	$232,161	$201,625
Cost of goods sold	84,888	73,957	161,808	140,063

Gross profit	38,155	31,144	70,353	61,562
Selling, general and administrative expenses	30,956	34,462	59,237	58,854

Operating income (loss)	7,199	(3,318)	11,116	2,708
Interest income (expense), net	(47)	40	(96)	(4)

Income (loss) before income taxes	7,152	(3,278)	11,020	2,704
Income tax expense (benefit)	2,885	(2,122)	4,445	(2,053)

Net income (loss)	$4,267	$(1,156)	$6,575	$4,757

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.0%	70.4%	69.7%	69.5%

Gross profit	31.0%	29.6%	30.3%	30.5%
Selling, general and administrative expenses	25.2%	32.8%	25.5%	29.2%

Operating income (loss)	5.8%	-3.2%	4.8%	1.3%
Interest income (expense), net	0.0%	0.1%	-0.1%	0.0%

Income (loss) before income taxes	5.8%	-3.1%	4.7%	1.3%
Income tax expense (benefit)	2.3%	-2.0%	1.9%	-1.1%

Net income (loss)	3.5%	-1.1%	2.8%	2.4%

Pro Forma Data (1):
Income (loss) before income taxes		$(3,278)		$2,704
Pro forma income tax expense (benefit)		(1,311)		1,082

Pro forma net income (loss)		$(1,967)		$1,622

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	July 28,	August 3,	July 28,
	2013	2012	2013	2012
Store Operating Data:
Stores operating at end of period	182	155	182	155
Comparable store sales change (1)	-0.5%	5.1%	0.2%	4.7%
Total square feet at end of period	1,423,413	1,215,088	1,423,413	1,215,088
Average net sales per store (in thousands) (2)	$618	$634	$1,184	$1,239
Average net sales per square foot (2)	$79	$81	$151	$158
E-commerce revenues (in thousands) (3)	$12,764	$9,826	$25,361	$20,726

(1)	E-commerce sales contributed 2.5% and 1.8% to the comparable store sales change for the thirteen week periods ended August 3, 2013 and July 28, 2012, respectively. E-commerce sales contributed 2.4% and 2.3% to the comparable store sales change for the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

Net Sales

Net sales increased $17.9 million, or 17%, to $123.0 million for the thirteen weeks ended August 3, 2013 from $105.1 million for the thirteen weeks ended July 28, 2012. This increase was due to net sales of $18.4 million from stores open in the second quarter of fiscal 2013 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. This was offset by a comparable store net sales decrease of 0.5%, or $0.5 million, for the thirteen weeks ended August 3, 2013 compared to the thirteen weeks ended July 28, 2012. This comparable store decrease was due to lower net sales of footwear while apparel and accessories were similar to the prior year. There were 151 comparable brick-and-mortar stores and 31 non-comparable brick-and-mortar stores open as of August 3, 2013.

Net sales from our e-commerce store, including shipping fees, increased $2.9 million, or 30%, to $12.8 million for the thirteen weeks ended August 3, 2013 from $9.8 million for the thirteen weeks ended July 28, 2012 due largely to increased traffic.

Gross Profit

Gross profit increased $7.0 million, or 23%, to $38.2 million for the thirteen weeks ended August 3, 2013 from $31.1 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, gross profit was 31.0% and 29.6% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. A 1.2% decrease in product costs as a result of higher initial margins and lower markdowns and a 0.3% decrease in buying and distribution costs as a percentage of net sales compared to the same period last year was offset by a 0.1% increase in occupancy costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A expenses decreased $3.5 million, or 10%, to $31.0 million for the thirteen weeks ended August 3, 2013 from $34.5 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, SG&A expenses were 25.2% and 32.8% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.

Store selling expenses increased $3.6 million, or 20%, to $21.2 million for the thirteen weeks ended August 3, 2013 from $17.6 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, store selling expenses were 17.2% and 16.7% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•	marketing costs increased $1.6 million, or 0.9% as a percentage of net sales, primarily resulting from a shift of some catalog mailing costs into the second quarter of fiscal year 2013 compared to being in the third quarter of fiscal 2012, as well as increased distribution of catalog mailings;

•	supplies and other field support costs increased $0.1 million, but decreased 0.2% as a percentage of net sales, as these costs increased more slowly than sales; and

•	store and regional payroll, payroll benefits and related personnel costs increased $1.9 million, which represents a decrease of 0.2% as a percentage of net sales, as these costs increased more slowly than net sales.

General and administrative expenses decreased $7.1 million, or 42%, to $9.8 million for the thirteen weeks ended August 3, 2013 from $16.9 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, general and administrative expenses were 7.9% and 16.1% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	a one-time charge of $7.6 million, or 7.3% of net sales during the second quarter of fiscal year 2012, to recognize life-to-date compensation expense for stock options that was triggered by the consummation of our IPO, with no such catch-up charge in the second quarter of fiscal year 2013;

•	payroll, payroll benefits and related costs for corporate office personnel decreased $0.1 million, or 0.9% as a percentage of net sales, due largely to a decrease in incentive bonus accruals for corporate employees in fiscal year 2013 as compared to fiscal year 2012;

•	ongoing stock-based compensation expense increased $0.2 million, but remained constant as a percentage of net sales; and

•	depreciation, legal and other office expenses increased $0.4 million, or 0.1% as a percentage of net sales, due to costs related to being a public company and the growth of the company.

Operating Income (Loss)

Operating income increased $10.5 million to $7.2 million for the thirteen weeks ended August 3, 2013 from a loss of $3.3 million for the thirteen weeks ended July 28, 2012. As a percentage of net sales, operating income (loss) was 5.8% and (3.2%) for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. The increase in operating income was primarily due to the $7.6 million one-time charge to recognize life-to-date compensation expense for stock options during the second quarter of fiscal year 2012, as discussed above.

Interest Income (Expense), Net

Net interest expense was $47 thousand for the thirteen weeks ended August 3, 2013, compared to net interest income of $40 thousand for the thirteen weeks ended July 28, 2012. Interest income mainly represents income earned on cash balances and on tenant construction allowances due from landlords. Interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center, as well as costs related to maintaining our unused line of credit bank facility.

Income Tax Expense (Benefit)

Income tax expense was $2.9 million for the thirteen weeks ended August 3, 2013, compared to an income tax benefit of $2.1 million for the thirteen weeks ended July 28, 2012. This reflects an annual effective tax rate of 40.3% for the thirteen weeks ended August 3, 2013 compared to an annual effective tax rate of 33.6% for the thirteen weeks ended July 28, 2012, when the company was operating as an “S” Corporation for a portion of fiscal year 2012.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, the income tax benefit would have been $1.3 million for the thirteen weeks ended July 28, 2012.

For the thirteen weeks ended July 28, 2012, we recorded a net income tax benefit of $2.1 million. The net benefit comprised (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation annual effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an annual effective tax rate of 33.6%.

Net Income (Loss)

Net income increased $5.4 million to $4.3 million for the thirteen weeks ended August 3, 2013 from a net loss of $1.2 million for the thirteen weeks ended July 28, 2012, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended July 28, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, the pro forma net loss for the thirteen weeks ended July 28, 2012 was $2.0 million.

Basic and diluted earnings per share were $0.15 for the thirteen weeks ended August 3, 2013, compared to a basic and diluted loss per share of $0.04 for the thirteen weeks ended July 28, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended July 28, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, the pro forma basic and diluted loss per share were $0.07 for the thirteen weeks ended July 28, 2012. There was no dilution during the thirteen weeks ended July 28, 2012 as the dilutive effect of stock options and restricted stock is only applicable in periods of net income.

Twenty-Six Weeks Ended August 3, 2013 Compared to Twenty-Six Weeks Ended July 28, 2012

Net Sales

Net sales increased $30.5 million, or 15%, to $232.2 million for the twenty-six weeks ended August 3, 2013 from $201.6 million for the twenty-six weeks ended July 28, 2012. A portion of this increase was due to net sales of $30.0 million from stores open in the first half of fiscal 2013 that were not open during the same period last year, as well as the increase in e-commerce shipping fees, due to the increase in e-commerce sales. Net sales also increased due to a comparable store net sales increase of 0.2%, or $0.5 million, in the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012. This increase was due to higher net sales of guys’ and juniors’ apparel, partially offset by lower net sales of footwear, accessories and kids’ apparel. There were 151 comparable brick-and-mortar stores and 31 non-comparable brick-and-mortar stores open as of August 3, 2013.

Net sales from our e-commerce store, including shipping fees, increased $4.6 million, or 22%, to $25.4 million for the twenty-six weeks ended August 3, 2013 from $20.7 million for the twenty-six weeks ended July 28, 2012.

Gross Profit

Gross profit increased $8.8 million, or 14%, to $70.4 million for the twenty-six weeks ended August 3, 2013 from $61.6 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, gross profit was 30.3% and 30.5% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. A 0.6% increase in occupancy costs as a percentage of net sales was offset by a 0.3% decrease in product, buying and distribution costs as a percentage of net sales.

Selling, General and Administrative Expenses

SG&A expenses increased $0.4 million, or 1%, to $59.2 million for the twenty-six weeks ended August 3, 2013 from $58.9 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, SG&A expenses were 25.5% and 29.2% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Store selling expenses increased $6.2 million, or 18%, to $40.0 million for the twenty-six weeks ended August 3, 2013 from $33.8 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, store selling expenses were 17.2% and 16.8% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $4.2 million, or 0.3% as a percentage of net sales, as these costs increased more quickly than sales to support our store growth;

•	marketing costs increased $1.6 million, or 0.3% as a percentage of net sales, primarily resulting from a shift of some catalog mailing costs into the second quarter of fiscal year 2013 compared to being in the third quarter of fiscal year 2012;

•	credit and debit card processing fees and other field processing costs increased $0.4 million, but remained constant as a percentage of net sales; and

•	supplies and other support costs remained constant with the prior year, but decreased 0.1% as a percentage of net sales.

General and administrative expenses decreased $5.8 million, or 23%, to $19.2 million for the twenty-six weeks ended August 3, 2013 from $25.1 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, general and administrative expenses were 8.3% and 12.4% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	a one-time charge in the second quarter of fiscal year 2012 of $7.6 million, or 3.8% of net sales, to recognize life-to-date compensation expense for stock options that was triggered by the consummation of our IPO, with no such catch-up charge in the second quarter of fiscal year 2013;

•	payroll, payroll benefits and related costs for corporate office personnel decreased $0.3 million, or 1.0% as a percentage of net sales, due to a decrease in incentive bonus accruals for corporate employees in fiscal year 2013 as compared to fiscal year 2012;

•	ongoing stock-based compensation increased $1.1 million, or 0.4%, as a result of stock-based compensation expense being recognized throughout the twenty-six weeks ended August 3, 2013, but did not commence in fiscal year 2012 until the completion of the company’s IPO; and

•	depreciation, legal and other office expenses increased $1.1 million, or 0.2% as a percentage of net sales, due to costs related to being a public company and the growth of the company.

Operating Income

Operating income increased $8.4 million to $11.1 million for the twenty-six weeks ended August 3, 2013 from $2.7 million for the twenty-six weeks ended July 28, 2012. As a percentage of net sales, operating income was 4.8% and 1.3% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The increase in operating income was primarily due to the $7.6 million one-time charge to recognize life-to-date compensation expense for stock options during the second quarter of fiscal year 2012, as discussed above.

Interest Income (Expense), Net

Net interest expense was $96 thousand and $4 thousand for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. Interest income mainly represents income earned on cash balances and on tenant construction allowances due from landlords. Interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs related to maintaining our unused line of credit bank facility.

Income Tax Expense (Benefit)

Income tax expense was $4.4 million for the twenty-six weeks ended August 3, 2013, compared to an income tax benefit of $2.1 million for the twenty-six weeks ended July 28, 2012. This reflects an annual effective tax rate of 40.3% for the twenty-six weeks ended August 3, 2013 compared to an annual effective tax rate of 33.6% for the twenty-six weeks ended July 28, 2012, when the company was operating as an “S” Corporation for a portion of fiscal year 2012.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income tax expense would have been $1.1 million for the twenty-six weeks ended July 28, 2012.

For the twenty-six weeks ended July 28, 2012, we recorded a net income tax benefit of $2.1 million. The net benefit comprised (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 33.6% rather than the previously recognized 1.1% “S” Corporation annual effective tax rate and (3) a tax benefit of $1.1 million related to the period in which the company was a “C” Corporation (May 2, 2012 through July 28, 2012) at an annual effective tax rate of 33.6%.

Net Income

Net income increased $1.8 million, or 38%, to $6.6 million for the twenty-six weeks ended August 3, 2013 from $4.8 million for the twenty-six weeks ended July 28, 2012, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to the twenty-six weeks ended July 28, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma net income for the twenty-six weeks ended July 28, 2012 was $1.6 million.

Basic earnings per share increased 20%, to $0.24 for the twenty-six weeks ended August 3, 2013 from $0.20 for the twenty-six weeks ended July 28, 2012. Diluted earnings per share increased 15%, to $0.23 for the twenty-six weeks ended August 3, 2013 from $0.20 for the twenty-six weeks ended July 28, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the twenty-six weeks ended July 28, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us, pro forma basic and diluted earnings per share were $0.07 for the twenty-six weeks ended July 28, 2012.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have access to additional liquidity through a $25 million revolving credit facility with Wells Fargo Bank, NA. We have never drawn funds from or issued letters of credit financing from the revolving credit facility. We do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and shareholder distributions. In addition to cash and cash equivalents, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that our current cash balance and cash flows from operating activities and, if needed, the availability of cash under our revolving credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If our current cash balance, cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 3,	July 28,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$17,158	$15,678
Net cash used in investing activities	(13,730)	(41,717)
Net cash provided by financing activities	141	22,443

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $17.2 million of net cash from operating activities for the twenty-six weeks ended August 3, 2013. The significant components of cash flows from operating activities were net income of $6.6 million, the add-back of non-cash depreciation and amortization expense of $9.4 million, non-cash stock-based compensation expense recognized during the period of $1.7 million and the change in deferred income taxes of $0.6 million. In addition, accounts payable and accrued expenses increased by $20.9 million due to the timing of payments, and deferred rent increased by $3.8 million due to the opening of new stores. The above was offset by a decrease in accrued compensation and benefits of $0.8 million due to reduced bonus accruals, an increase in merchandise inventories of $16.8 million due to inventory purchases in anticipation of the upcoming back-to-school season and the opening of new stores, an increase in receivables of $5.0 million due to the timing of payments received from credit card companies and landlord construction allowances, an increase in prepaid expenses and other assets of $1.8 million mainly due to increases in prepaid rent resulting from the opening of new stores and a decrease in deferred revenue of $1.3 million due to the redemption of gift cards throughout the period.

We generated $15.7 million of net cash from operating activities for the twenty-six weeks ended July 28, 2012. The significant components of cash flows from operating activities were net income of $4.8 million, the add-back of non-cash depreciation and amortization expense of $8.0 million, the change in deferred income taxes of $6.1 million and non-cash stock-based compensation expense recognized during the period of $8.2 million. In addition, accounts payable and accrued expenses increased by $20.7 million due to the timing of payments and deferred rent increased by $5.3 million due to the opening of new stores. The above was offset by a decrease in accrued compensation and benefits of $2.4 million due to the payment of bonuses, an increase in merchandise inventories of $18.0 million due to inventory purchases in anticipation of the upcoming back-to-school season and the opening of new stores, an increase in prepaid expenses and other assets of $12.1 million mainly due to increases in prepaid rent resulting from the opening of new stores and the recognition of deferred tax assets resulting from our conversion from an “S” Corporation to a “C” Corporation and an increase in receivables of $3.6 million due to the growth of the business.

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

Net cash used in investing activities was $13.7 million for the twenty-six weeks ended August 3, 2013. Capital expenditures totaled $23.8 million during the period, $14.1 million of which was for new stores and remodeling or other improvements of existing stores. The remaining capital expenditures were for our investment in a new e-commerce distribution facility, as well as for other distribution and corporate facility enhancements, and investments in information technology systems. In addition, we purchased $15.0 million of marketable securities and received proceeds of $25.0 million from the maturities of marketable securities during the period.

Net cash used in investing activities was $41.7 million for the twenty-six weeks ended July 28, 2012. Capital expenditures totaled $16.4 million during the period, $13.4 million of which was for new stores and remodeling or other improvements of existing stores. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. In addition, we received $0.8 million of insurance proceeds related to fixed assets that were destroyed by smoke damage as a result of a fire in 2010 at a mall where one of our stores was located. We purchased $35.5 million of marketable securities and received proceeds of $9.5 from the sale of marketable securities during the period.

Net Cash Provided by Financing Activities

Financing activities consist of payments on our capital lease obligation and proceeds from the exercise of stock options, as well as distributions to the “S” Corporation shareholders of World of Jeans & Tops prior to the Reorganization.

Net cash provided by financing activities was $0.1 million for the twenty-six weeks ended August 3, 2013. We received $0.5 million of proceeds from the exercise of stock options, which was offset by payments on our capital lease obligation totaling $0.4 million during the period.

Net cash provided by financing activities was $22.4 million for the twenty-six weeks ended July 28, 2012. This included $106.8 million in net proceeds from our initial public offering which was consummated during the second quarter and $84.3 million in distributions to the former shareholders of World of Jeans & Tops. We also received $0.3 million of proceeds from the exercise of stock options, and paid $0.3 million for our capital lease obligation during the period.

Credit Agreement

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. The revolving credit facility provides for a $25.0 million revolving credit facility with a maturity date of May 3, 2014. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus 1.75%, or at the bank’s prime rate. We have the ability to select between the prime or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million. We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. These covenants include maintaining a minimum current ratio, not exceeding a maximum funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expense (“EBITDAR”) ratio, capital expenditures not exceeding established limits and achieving a minimum pre-tax profit on a rolling four quarter basis.

Contractual Obligations

As of August 3, 2013, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the company’s consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of August 3, 2013, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 3, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs amended to add a new named plaintiff, which the Court struck on our motion. We have denied the allegations of the complaint and intend to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, we filed a motion to compel arbitration, which was denied in May 2013. We have appealed the denial of the motion to compel arbitration. We intend to defend this case vigorously.

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against us alleging various causes of action based on its California gift card redemption policies. The state court sustained the original demurrer to the complaint but granted plaintiff leave to amend. The amended complaint survived demurrer and the court has now set a briefing schedule for a hearing on plaintiff’s motion for class action treatment of the lawsuit. We intend to defend this case vigorously.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements. **

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: September 11, 2013
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 11, 2013
/s/ William Langsdorf
William Langsdorf
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)