Form 10-Q
period 2013-11-02
TILLY'S, INC.
filed 2013-12-10
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of December 5, 2013, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	11,370,639
Class B common stock $0.001 par value	16,642,366

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended November 2, 2013

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	November 2, 2013	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,657	$17,314
Marketable securities	29,932	39,868
Receivables	5,901	5,934
Merchandise inventories	56,378	46,595
Prepaid expenses and other current assets	13,398	11,387

Total current assets	126,266	121,098
Property and equipment, net	102,411	80,926
Other assets	3,418	3,357

Total assets	$232,095	$205,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,960	$18,261
Deferred revenue	4,118	5,453
Accrued compensation and benefits	3,407	6,094
Accrued expenses	12,114	12,132
Current portion of deferred rent	5,397	4,555
Current portion of capital lease obligation/Related party (Note 10)	746	712

Total current liabilities	52,742	47,207
Long-term portion of deferred rent	41,899	37,620
Long-term portion of capital lease obligation/Related party (Note 10)	2,694	3,258

Total long-term liabilities	44,593	40,878

Total liabilities	97,335	88,085
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; November 2, 2013—100,000 shares authorized, 11,361 shares issued and outstanding; February 2, 2013—100,000 shares authorized, 10,772 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; November 2, 2013—35,000 shares authorized, 16,642 shares issued and outstanding; February 2, 2013—35,000 shares authorized, 16,920 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; November 2, 2013 and February 2, 2013—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	122,153	117,391
Retained earnings (deficit)	12,581	(140)
Accumulated other comprehensive (loss) income	(2)	17

Total stockholders’ equity	134,760	117,296

Total liabilities and stockholders’ equity	$232,095	$205,381

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$123,779	$124,895	$355,941	$326,521
Cost of goods sold (includes buying, distribution, and occupancy costs)	85,587	83,087	247,395	223,150

Gross profit	38,192	41,808	108,546	103,371
Selling, general and administrative expenses	28,042	27,940	87,279	86,795

Operating income	10,150	13,868	21,267	16,576
Other income (expense), net	116	(42)	20	(46)

Income before income taxes	10,266	13,826	21,287	16,530
Income tax expense	4,121	4,532	8,566	2,478

Net income	$6,145	$9,294	$12,721	$14,052

Basic earnings per share of Class A and Class B common stock	$0.22	$0.34	$0.46	$0.56
Diluted earnings per share of Class A and Class B common stock	$0.22	$0.33	$0.45	$0.55
Weighted average basic shares outstanding	27,884	27,658	27,768	24,979
Weighted average diluted shares outstanding	28,166	28,079	28,091	25,403
Pro forma income information (Note 1):
Historical income before income taxes		$13,826		$16,530
Pro forma income tax expense		5,530		6,612

Pro forma net income		$8,296		$9,918

Pro forma basic earnings per share of Class A and Class B common stock		$0.30		$0.40
Pro forma diluted earnings per share of Class A and Class B common stock		$0.30		$0.39

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$6,145	$9,294	$12,721	$14,052
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on available-for-sale securities	(12)	6	(19)	6

Other comprehensive (loss) income, net of tax:	(12)	6	(19)	6

Comprehensive income	$6,133	$9,300	$12,702	$14,058

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares					Accumulated
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at February 2, 2013	10,772	16,920	$28	$117,391	$(140)	$17	$117,296
Net income	—	—	—	—	12,721	—	12,721
Restricted stock	31	—	—	—	—	—	—
Shares converted by founders	278	(278)	—	—	—	—	—
Net change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	(19)	(19)
Stock-based compensation expense	—	—	—	2,373	—	—	2,373
Exercise of stock options, including tax benefit of $42	280	—	—	2,389	—	—	2,389

Balance at November 2, 2013	11,361	16,642	$28	$122,153	$12,581	$(2)	$134,760

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities
Net income	$12,721	$14,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,470	12,299
Loss on disposal of assets	133	153
(Gain) loss on sales and maturities of marketable securities	(161)	28
Deferred income taxes	351	6,325
Stock-based compensation expense	2,373	8,893
Excess tax benefit from stock-based compensation	(157)	(94)
Changes in operating assets and liabilities:
Receivables	33	(2,184)
Merchandise inventories	(9,783)	(13,202)
Prepaid expenses and other assets	(2,410)	(12,121)
Accounts payable	8,144	8,477
Accrued expenses	443	(1,048)
Accrued compensation and benefits	(2,687)	(1,072)
Deferred rent	5,121	7,435
Deferred revenue	(1,335)	(1,375)

Net cash provided by operating activities	27,256	26,566

Cash flows from investing activities
Purchase of property and equipment	(36,015)	(25,585)
Proceeds from sale of property and equipment	21	17
Insurance proceeds from casualty loss	—	799
Purchases of marketable securities	(29,935)	(60,419)
Sales and maturities of marketable securities	40,000	35,510

Net cash used in investing activities	(25,929)	(49,678)

Cash flows from financing activities
Payment of capital lease obligation	(530)	(497)
Net proceeds from initial public offering	—	106,789
Proceeds from exercise of stock options	3,025	805
Tax withholding payments related to exercise of stock options	(636)	—
Excess tax benefit from stock-based compensation	157	94
Distributions	—	(84,287)

Net cash provided by financing activities	2,016	22,904

Change in cash and cash equivalents	3,343	(208)
Cash and cash equivalents, beginning of period	17,314	25,091

Cash and cash equivalents, end of period	$20,657	$24,883

Supplemental disclosures of cash flow information
Interest paid	$194	$229
Income taxes paid	$8,025	$8,834
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$3,708	$170

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 189 and 168 stores as of November 2, 2013 and February 2, 2013, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 2, 2013 and October 27, 2012 refer to the thirteen week periods ended as of those dates.

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

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. Therefore, the pro forma net income and per share amounts for the thirteen and thirty-nine weeks ended October 27, 2012 include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rates for those periods. In addition, the unaudited pro forma diluted weighted average shares outstanding were computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding for the thirty-nine weeks ended October 27, 2012 was a decrease of approximately 4,000 shares. There was no pro forma adjustment to the diluted weighted average shares outstanding for the thirteen weeks ended October 27, 2012.

2. Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

3. Marketable Securities

Marketable securities are classified as available-for-sale and, as of November 2, 2013 and February 2, 2013, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$29,934	$2	$(4)	$29,932

	February 2, 2013
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$39,839	$31	$(2)	$39,868

For the thirteen and thirty-nine weeks ended November 2, 2013, the Company recognized gains on investments of $42 thousand and $161 thousand, respectively, for commercial paper which matured during the periods. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net on the consolidated statements of income.

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

As of November 2, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

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

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against the Company alleging various causes of action based on its California gift card redemption policies. In October 2013, the Company entered into a settlement of the litigation that included, among other things, a payment to the plaintiff.

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

During the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 2, 2013 and February 2, 2013, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 2, 2013			February 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$19,290	$—	$—	$15,224	$—	$—
Marketable securities:
Commercial paper	—	29,932	—	—	39,868	—

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

The Company granted options to purchase a total of 50,000 shares of Class A common stock under the 2012 Plan to employees who joined the Company during the second quarter of fiscal year 2013. The exercise prices of these awards range between $16.18 and $16.24 per share, and were set equal to the closing price of Tilly’s Class A common stock on the date of each grant. These stock option grants vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates.

The Company granted options to purchase a total of 15,000 shares of Class A common stock under the 2012 Plan to an employee who joined the Company during the third quarter of fiscal year 2013. The exercise price of this award is $13.85 per share, and was set equal to the closing price of Tilly’s Class A common stock on the date of grant. This stock option grant vests in four equal annual installments beginning on the first anniversary of the date of grant, provided that the award recipient continues to be employed by the Company through each of those vesting dates.

The total grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2013 was $0.1 million and $3.9 million, respectively, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards. The grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 27, 2012 was $0.5 million and $6.6 million, respectively, before applying an estimated forfeiture rate.

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-Nine Weeks Ended November 2, 2013	Thirty-Nine Weeks Ended October 27, 2012
Expected option term(1)	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	55.0%	57.6% - 62.9%	55.0% - 56.2%	57.6% - 62.9%
Risk-free interest rate(3)	1.7%	0.6% - 0.8%	0.8% - 1.7%	0.6% - 0.8%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended November 2, 2013 (aggregate intrinsic value in thousands):

			Weighted
		Grant Date	Average
		Weighted	Remaining	Aggregate
	Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (in Years)	Value (1)
Outstanding at February 2, 2013	2,133,625	$12.83
Granted year-to-date	619,500	13.12
Exercised year-to-date	(280,460)	8.37
Forfeited year-to-date	(85,875)	15.34

Outstanding at November 2, 2013	2,386,790	$13.34	7.5	$4,419

Vested and expected to vest at November 2, 2013	2,199,894	$13.23	7.4	$4,292

Exercisable at November 2, 2013	1,019,790	$11.75	6.0	$3,422

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The closing price of the Company’s Class A common stock on November 1, 2013 was $14.40 per share.

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

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 1,604,145 shares were still available for issuance as of November 2, 2013. The Company recorded a total of $0.7 million and $2.4 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended November 2, 2013, respectively. The Company recorded a total of $0.7 million of stock-based compensation expense in the thirteen weeks ended October 27, 2012. The Company recorded a total of $8.9 million of stock-based compensation expense, which includes a one-time charge of $7.6 million for life-to-date stock-based compensation expense recognized upon the consummation of the Company’s IPO, in the thirty-nine weeks ended October 27, 2012. At November 2, 2013, there was $6.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.6 years.

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

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate.

The annual effective income tax rate was 40.3% and 32.9% as of November 2, 2013 and October 27, 2012, respectively. The annual effective rate in fiscal 2013 is higher than fiscal 2012 primarily due to the Company’s conversion from an “S” Corporation to a “C” Corporation on May 2, 2012. Pro forma tax expense for the thirteen and thirty-nine weeks ended October 27, 2012 was calculated at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated effective tax rate had the Company been a “C” Corporation during the thirteen and thirty-nine weeks ended October 27, 2012.

During the thirty-nine weeks ended October 27, 2012, the Company recorded a net income tax provision of $2.5 million. The net income tax provision comprised (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which the Company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 32.9% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax provision of $3.5 million related to the period in which the Company was a “C” Corporation (May 2, 2012 through October 27, 2012) at an annual effective tax rate of 32.9%.

9. Earnings Per Share

Earnings per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The Company’s common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion. Diluted earnings per share for Class A common stock is calculated using the “if-converted” method, which assumes the conversion of all shares of Class B common stock to Class A common stock on a one-for-one basis, as this method is more dilutive than the two-class method. Diluted earnings per share for Class B common stock does not assume conversion of Class B common stock to shares of Class A common stock. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by the Company to purchase the common shares at the average market price during the period. Dilutive potential common shares represent outstanding stock options and restricted stock awards. The dilutive effect of stock options and restricted stock is applicable only in periods of net income. The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$6,145	$9,294	$12,721	$14,052
Weighted average basic shares outstanding	27,884	27,658	27,768	24,979
Dilutive effect of stock options and restricted stock	282	421	323	424

Weighted average shares for diluted earnings per share	28,166	28,079	28,091	25,403

Basic earnings per share	$0.22	$0.34	$0.46	$0.56

Diluted earnings per share	$0.22	$0.33	$0.45	$0.55

The earnings per share amounts are the same for Class A and Class B common stock, in aggregate, and individually for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 1,796,000 and 728,000 shares of Class A common stock for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and 1,822,500 and 654,000 shares of Class A common stock for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, as these shares would have been anti-dilutive.

10. Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended November 2, 2013 and October 27, 2012 and $0.7 million for both of the thirty-nine weeks ended November 2, 2013 and October 27, 2012 for the operating component of this lease. The obligation under the capital lease was $3.4 million and $4.0 million as of November 2, 2013 and February 2, 2013, respectively. The gross amount of the building under capital lease was $7.8 million as of both November 2, 2013 and February 2, 2013. Accumulated depreciation of the building under capital lease was $5.7 million and $5.3 million as of November 2, 2013 and February 2, 2013, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both of the thirteen weeks ended November 2, 2013 and October 27, 2012 and $0.2 million for both of the thirty-nine weeks ended November 2, 2013 and October 27, 2012. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million for both of the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $0.3 million and $0.1 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million and $0.2 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $0.8 million and $0.6 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

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

Overview

Tilly’s is a fast-growing, destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of November 2, 2013, we operated 189 stores, averaging 7,800 square feet, in 32 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website address is not incorporated by reference into this report).

Our results reflect the challenging environment in the overall teen apparel industry, recent declining store traffic trends and the shift of a typically strong selling week related to back-to-school shopping out of the third fiscal quarter and into the second fiscal quarter of 2013. Net sales decreased 0.9%, to $123.8 million for the thirteen weeks ended November 2, 2013 from $124.9 million for the thirteen weeks ended October 27, 2012. Operating income decreased 27%, to $10.2 million for the thirteen weeks ended November 2, 2013 from $13.9 million for the thirteen weeks ended October 27, 2012. Our comparable store sales decreased 2.4% for the thirteen weeks ended November 2, 2013, which followed a 2.2% increase for the full fiscal year 2012 and a 1.9% increase for the thirteen weeks ended October 27, 2012.

Since the beginning of fiscal 2008, we have more than doubled our store count from 73 stores to 189 stores as of November 2, 2013. As of November 2, 2013, we have added 21 net new stores in fiscal year 2013 and plan to add six additional net stores by the end of the year. We plan net new store growth at an annual rate of approximately 15% for the next several years thereafter. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends, customer preferences, patterns in consumer spending, pricing pressures or the level of promotional activity, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for other important factors that could adversely impact us and our results of operations.

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

Operating Income

Operating income equals gross profit less SG&A expenses. Operating income excludes investment income, interest income, interest expense and income taxes. Operating income percentage measures operating income as a percentage of our net sales.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(in thousands)
Statements of Income Data:
Net sales	$123,779	$124,895	$355,941	$326,521
Cost of goods sold	85,587	83,087	247,395	223,150

Gross profit	38,192	41,808	108,546	103,371
Selling, general and administrative expenses	28,042	27,940	87,279	86,795

Operating income	10,150	13,868	21,267	16,576
Other income (expense), net	116	(42)	20	(46)

Income before income taxes	10,266	13,826	21,287	16,530
Income tax expense	4,121	4,532	8,566	2,478

Net income	$6,145	$9,294	$12,721	$14,052

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1%	66.5%	69.5%	68.3%

Gross profit	30.9%	33.5%	30.5%	31.7%
Selling, general and administrative expenses	22.7%	22.4%	24.5%	26.6%

Operating income	8.2%	11.1%	6.0%	5.1%
Other income (expense), net	0.1%	0.0%	0.0%	0.0%

Income before income taxes	8.3%	11.1%	6.0%	5.1%
Income tax expense	3.3%	3.7%	2.4%	0.8%

Net income	5.0%	7.4%	3.6%	4.3%

Pro Forma Data (1):
Income before income taxes		$13,826		$16,530
Pro forma income tax expense		5,530		6,612

Pro forma net income		$8,296		$9,918

(1)	The pro forma data for both periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective tax rate of 40%, which approximates our statutory income tax rate.

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Store Operating Data:
Stores operating at end of period	189	161	189	161
Comparable store sales change (1)	-2.4%	1.9%	-0.7%	3.6%
Total square feet at end of period	1,472,045	1,272,247	1,472,045	1,272,247
Average net sales per store (in thousands) (2)	$592	$705	$1,777	$1,950
Average net sales per square foot (2)	$76	$90	$227	$249
E-commerce revenues (in thousands) (3)	$13,313	$12,924	$38,673	$33,650

(1)	E-commerce sales contributed 1.0% and 2.0% to the comparable store sales increase for the thirteen week periods ended November 2, 2013 and October 27, 2012, respectively. E-commerce sales contributed 1.9% and 2.1% to the comparable store sales increase for the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Net Sales

Net sales decreased $1.1 million, or 0.9%, to $123.8 million for the thirteen weeks ended November 2, 2013 from $124.9 million for the thirteen weeks ended October 27, 2012. Comparable store sales decreased 2.4%, or $2.7 million, for the thirteen weeks ended November 2, 2013 compared to the thirteen weeks ended October 27, 2012. All merchandise categories performed in line with our overall negative comparable store sales, except for accessories which had slightly less negative comparable store sales compared to the prior year. The overall net sales decrease was partially offset by net sales from stores open in the third quarter of fiscal 2013 that were not open during the same period last year. There were 157 comparable brick-and-mortar stores and 32 non-comparable brick-and-mortar stores open as of November 2, 2013.

Net sales from our e-commerce store, including shipping fees, increased $0.4 million, or 3%, to $13.3 million for the thirteen weeks ended November 2, 2013 from $12.9 million for the thirteen weeks ended October 27, 2012.

Gross Profit

Gross profit decreased $3.6 million, or 9%, to $38.2 million for the thirteen weeks ended November 2, 2013 from $41.8 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, gross profit was 30.9% and 33.5% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. The decrease in gross profit was mostly due to an increase in occupancy costs of 2.6%, as a percentage of net sales, due to the opening of new stores. This decrease was partially offset by a decrease of 0.2% in product costs as a percentage of net sales, reflecting improved initial margins over the third quarter of fiscal 2012. Buying and distribution costs as a percentage of net sales were relatively flat compared to the third quarter of fiscal 2012.

Selling, General and Administrative Expenses

SG&A expenses increased $0.1 million, or 0.4%, to $28.0 million for the thirteen weeks ended November 2, 2013 from $27.9 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, SG&A expenses were 22.7% and 22.4% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.

Store selling expenses decreased $0.7 million, or 4%, to $18.1 million for the thirteen weeks ended November 2, 2013 from $18.8 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, store selling expenses were 14.6% and 15.1% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.

The following contributed to the decrease in store selling expenses as a percentage of net sales:

•	marketing costs decreased $1.5 million, or 1.2% as a percentage of net sales, primarily resulting from the shift of catalog mailing costs into the second fiscal quarter of fiscal 2013 compared to being in the third fiscal quarter of fiscal 2012;

•	supplies and other field support costs decreased $0.1 million, or 0.1% as a percentage of net sales; and

•	partially offsetting the above decreases, store and regional payroll, payroll benefits and related personnel costs increased $0.9 million, or 0.9% as a percentage of net sales, due to the opening of new stores and related payroll costs increasing while sales decreased;

General and administrative expenses increased $0.9 million, or 10%, to $10.0 million for the thirteen weeks ended November 2, 2013 from $9.1 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, general and administrative expenses were 8.1% and 7.3% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.

The following contributed to the increase in general and administrative expenses as a percentage of net sales:

•	payroll, payroll benefits and related costs for corporate office personnel increased $0.3 million related to the growth of the company, and increased 0.3% as a percentage of net sales, as these costs increased while net sales decreased; and

•	depreciation, stock-based compensation and other office expenses increased by a total of $0.5 million related to the growth of the company, and increased 0.4% as a percentage of net sales, as such expenses increased while net sales decreased.

Operating Income

Operating income decreased $3.7 million, or 27%, to $10.2 million for the thirteen weeks ended November 2, 2013 from $13.9 million for the thirteen weeks ended October 27, 2012. As a percentage of net sales, operating income was 8.2% and 11.1% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. The decrease in operating income as a percentage of net sales was due to the decrease in net sales combined with the increase in expenses described above.

Other Income (Expense), Net

Net other income was $116 thousand for the thirteen weeks ended November 2, 2013 compared to net other expense of $42 thousand for the thirteen weeks ended October 27, 2012. Other income (expense) comprises interest earned on cash balances and tenant construction allowances received from landlords, realized gains on marketable securities, interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

Income Tax Expense

Income tax expense decreased $0.4 million, or 9%, to $4.1 million for the thirteen weeks ended November 2, 2013 from $4.5 million for the thirteen weeks ended October 27, 2012. The effective income tax rates for the thirteen weeks ended November 2, 2013 and October 27, 2012 were 40.1% and 32.8%, respectively.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income tax expense would have been $5.5 million for the thirteen weeks ended October 27, 2012.

Net Income

Net income decreased $3.1 million, or 34%, to $6.1 million for the thirteen weeks ended November 2, 2013 from $9.3 million for the thirteen weeks ended October 27, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended October 27, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma net income was $8.3 million for the thirteen weeks ended October 27, 2012.

Basic earnings per share of Class A and Class B common stock was $0.22 for the thirteen weeks ended November 2, 2013, compared to $0.34 for the thirteen weeks ended October 27, 2012. Diluted earnings per share of Class A and Class B common stock was $0.22 for the thirteen weeks ended November 2, 2013, compared to $0.33 for the thirteen weeks ended October 27, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirteen weeks ended October 27, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma basic and diluted earnings per share of Class A and Class B common stock were $0.30 for the thirteen weeks ended October 27, 2012.

Thirty-Nine Weeks Ended November 2, 2013 Compared to Thirty-Nine Weeks Ended October 27, 2012

Net Sales

Net sales increased $29.4 million, or 9%, to $355.9 million for the thirty-nine weeks ended November 2, 2013 from $326.5 million for the thirty-nine weeks ended October 27, 2012. This increase was mainly due to net sales from stores open in the first thirty-nine weeks of fiscal 2013 that were not open during the same period last year. The increase was offset by a comparable store sales decrease of 0.7%, or $2.2 million, for the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012. The comparable store sales decrease was due to lower net sales of footwear and accessories, while guy’s, junior’s and kid’s apparel were nearly flat compared to the prior year. There were 157 comparable brick-and-mortar stores and 32 non-comparable brick-and-mortar stores open as of November 2, 2013.

Net sales from our e-commerce store, including shipping fees, increased $5.0 million, or 15%, to $38.7 million for the thirty-nine weeks ended November 2, 2013 from $33.7 million for the thirty-nine weeks ended October 27, 2012.

Gross Profit

Gross profit increased $5.1 million, or 5%, to $108.5 million for the thirty-nine weeks ended November 2, 2013 from $103.4 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, gross profit was 30.5% and 31.7% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The decrease in gross profit margin was mostly due to an increase in occupancy costs of 1.4% as a percentage of net sales due to the opening of new stores. This decrease was partially offset by an increase of 0.1% in retail product margin, reflecting improved initial margins and markdowns at a lower rate to sales than in the same period last year. Buying and distribution costs were relatively flat compared to the thirty-nine weeks ended October 27, 2012.

Selling, General and Administrative Expenses

SG&A expenses increased $0.5 million, or 0.6%, to $87.3 million for the thirty-nine weeks ended November 2, 2013 from $86.8 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, SG&A expenses were 24.5% and 26.6% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Store selling expenses increased $5.5 million, or 10%, to $58.1 million for the thirty-nine weeks ended November 2, 2013 from $52.6 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, store selling expenses were 16.3% and 16.1% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $5.1 million, or 0.5% as a percentage of net sales, due to the opening of new stores and related payroll costs increasing more quickly than net sales;

•	marketing costs increased $0.1 million, but decreased 0.2% as a percentage of net sales, as these costs increased slower than net sales; and

•	credit and debit card processing fees and other field processing costs and supplies and other support costs increased $0.2 million, but decreased 0.1% as a percentage of net sales as these costs increased slower than net sales.

General and administrative expenses decreased $5.0 million, or 15%, to $29.2 million for the thirty-nine weeks ended November 2, 2013 from $34.2 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, general and administrative expenses were 8.2% and 10.5% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	a one-time charge of $7.6 million, or 2.3% of net sales, to recognize life-to-date stock-based compensation expense for stock options that was triggered by the consummation of our IPO during the second quarter of fiscal 2012;

•	payroll, payroll benefits and related costs for corporate office personnel remained flat, and decreased 0.5% as a percentage of net sales; partially offset by

•	an increase in ongoing stock-based compensation of $1.1 million, or 0.3% as a percentage of net sales, as the recognition of ongoing stock-based compensation expense did not commence until the consummation of our IPO during the second quarter of fiscal 2012; and

•	depreciation, and other office expenses, increased $1.5 million, or 0.3% as a percentage of net sales.

Operating Income

Operating income increased $4.7 million, or 28%, to $21.3 million for the thirty-nine weeks ended November 2, 2013 from $16.6 million for the thirty-nine weeks ended October 27, 2012. As a percentage of net sales, operating income was 6.0% and 5.1% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The increase in operating income as a percentage of net sales was primarily due to the one-time charge of $7.6 million of stock-based compensation expense for stock options during the thirty-nine weeks ended October 27, 2012, as discussed above.

Other Income (Expense), Net

Net other income was $20 thousand for the thirty-nine weeks ended November 2, 2013 compared to net other expense of $46 thousand for the thirty-nine weeks ended October 27, 2012. Other income (expense) comprises interest earned on cash balances and tenant construction allowances received from landlords, realized gains on marketable securities, interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

Income Tax Expense

Income tax expense increased $6.1 million, or 246%, to $8.6 million for the thirty-nine weeks ended November 2, 2013 from $2.5 million for the thirty-nine weeks ended October 27, 2012. The effective income tax rates for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 were 40.2% and 15.0%, respectively.

Historically, World of Jeans & Tops recognized income taxes as an “S” Corporation for federal and state income tax purposes and therefore, with the exception of a limited number of state and local jurisdictions, it was not subject to income taxes. The shareholders of World of Jeans & Tops, and not World of Jeans & Tops itself, were subject to income tax on their distributive share of its earnings. In connection with the Reorganization, World of Jeans & Tops converted to a “C” Corporation. On a pro forma basis, if World of Jeans & Tops had been taxed as a “C” Corporation at an estimated 40% effective tax rate, income tax expense would have been $6.6 million for the thirty-nine weeks ended October 27, 2012.

For the thirty-nine weeks ended October 27, 2012, we recorded a net income tax provision of $2.5 million. The net tax provision was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) a provision of $2.0 million related to the period during fiscal year 2012 in which we were an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the annual effective tax rate of 32.9% rather than the previously recognized 1.1% “S” Corporation effective tax rate and (3) a tax provision of $3.5 million related to the period in which we were a “C” Corporation (May 2, 2012 through October 27, 2012) at an annual effective tax rate of 32.9%.

Net Income

Net income decreased $1.3 million, or 9%, to $12.7 million for the thirty-nine weeks ended November 2, 2013 from $14.1 million for the thirty-nine weeks ended October 27, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirty-nine weeks ended October 27, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma net income was $9.9 million for the thirty-nine weeks ended October 27, 2012.

Basic earnings per share of Class A and Class B common stock was $0.46 for the thirty-nine weeks ended November 2, 2013, compared to $0.56 for the thirty-nine weeks ended October 27, 2012. Diluted earnings per share of Class A and Class B common stock was $0.45 for the thirty-nine weeks ended November 2, 2013, compared to $0.55 for the thirty-nine weeks ended October 27, 2012. Applying a pro forma 40% “C” Corporation effective tax rate to the thirty-nine weeks ended October 27, 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma basic earnings per share of Class A and Class B common stock was $0.40 and pro forma diluted earnings per share of Class A and Class B common stock was $0.39 for the thirty-nine weeks ended October 27, 2012.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities and cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, N.A. We have neither drawn funds from nor have we issued letters of credit from the revolving credit facility.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores and improvements to our distribution facilities, marketing and information technology expenditures and, prior to the IPO, shareholder distributions. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash and marketable securities on hand, cash flows from operating activities and, if needed, the availability of cash under our revolving credit facility will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If these sources of cash are not sufficient or available to meet our capital requirements, then we would be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(in thousands)
Net cash provided by operating activities	$27,256	$26,566
Net cash used in investing activities	(25,929)	(49,678)
Net cash provided by financing activities	2,016	22,904

Net Cash Provided by Operating Activities

We generated $27.3 million of net cash from operating activities for the thirty-nine weeks ended November 2, 2013. The significant components of cash flows from operating activities were net income of $12.7 million, the add-back of non-cash depreciation and amortization expense of $14.5 million and non-cash stock-based compensation expense recognized during the period of $2.4 million. In addition, accounts payable and accrued expenses increased $8.6 million due to the timing of payments and deferred rent increased $5.1 million due to the opening of new stores. The above was partially offset by an increase in merchandise inventories of $9.8 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores, an increase in prepaid expenses and other assets of $2.4 million mainly due to increases in prepaid rent resulting from the opening of new stores, a decrease in accrued compensation and benefits of $2.7 million due to reduced bonus accruals and a decrease in deferred revenue of $1.3 million due to the redemption of gift cards throughout the period.

By comparison, we generated $26.6 million of net cash from operating activities for the thirty-nine weeks ended October 27, 2012. The significant components of cash flows from operating activities were net income of $14.1 million, the add-back of non-cash depreciation and amortization expense of $12.3 million, the change in deferred income taxes of $6.3 million and non-cash stock-based compensation expense recognized during the period of $8.9 million. In addition, accounts payable and accrued compensation and other accrued expenses increased by $6.4 million due to the timing of payments and deferred rent increased by $7.4 million due to the opening of new stores. The above was partially offset by an increase in merchandise inventories of $13.2 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores, an increase in prepaid expenses and other assets of $12.1 million mainly due to increases in prepaid rent resulting from the opening of new stores and the recognition of deferred tax assets resulting from our conversion from an “S” Corporation to a “C” Corporation and an increase in receivables of $2.2 million due to the growth of the business.

Net Cash Used in Investing Activities

Net cash used in investing activities was $25.9 million for the thirty-nine weeks ended November 2, 2013. Of this total, $36.0 million was for capital expenditures. Spending on new stores and the remodeling or other improvements of existing stores was $20.3 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. We purchased $29.9 million of marketable securities and received proceeds of $40.0 million from the maturities of marketable securities during the period.

By comparison, net cash used in investing activities was $49.7 million for the thirty-nine weeks ended October 27, 2012. Of this total, $25.6 million was for capital expenditures. Spending on new stores and the remodeling or other improvements of existing stores was $19.7 million of this total. The remaining capital expenditures were for our investment in information technology systems and distribution and corporate facility enhancements. In addition, we received $0.8 million of insurance proceeds related to fixed assets that were destroyed by smoke damage as a result of a fire in 2010 at a mall where one of our stores was located. We purchased $60.4 million of marketable securities and received proceeds of $35.5 from the sale of marketable securities during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.0 million for the thirty-nine weeks ended November 2, 2013. This included $3.0 million of proceeds from the exercise of stock options. These proceeds were offset by $0.6 million of tax payments related to employee withholdings on the exercise of stock options and $0.5 million paid towards our capital lease obligation during the period.

By comparison, net cash provided by financing activities was $22.9 million for the thirty-nine weeks ended October 27, 2012. This included $106.8 million in net proceeds from our initial public offering which was consummated during the second quarter of 2012. Partially offsetting this was $84.3 million in distributions to the former shareholders of World of Jeans & Tops. We also received $0.8 million in proceeds from the exercise of stock options, net of tax withholdings, and paid $0.5 million for our capital lease obligation during the period.

Credit Agreement

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. The revolving credit facility provides for a $25.0 million revolving credit facility with a maturity date of May 3, 2014. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus 1.75% or at the bank’s prime rate. We have the ability to select between the prime or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million. We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. These covenants include maintaining a minimum current ratio, not exceeding a maximum funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expense (“EBITDAR”) ratio, capital expenditures not exceeding established limits and achieving a minimum pre-tax profit on a rolling four quarter basis.

As of November 2, 2013, we were in compliance with all of our covenants and had no outstanding borrowings under the line of credit.

Contractual Obligations

As of November 2, 2013, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities at the date of the financial statements. A summary of our significant accounting policies is included in Note 2 to the financial statements of Tilly’s, Inc. in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of November 2, 2013, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 2, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Deborah Lyddy v. World of Jeans & Tops and Tilly’s, Inc., Superior Court of California, County of San Diego (37-2011-00098812-CU-BT-CTL). In October 2011, plaintiff filed a putative class action lawsuit against us alleging various causes of action based on its California gift card redemption policies. In October 2013, we entered into a settlement of the litigation that included, among other things, a payment to the plaintiff.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Offer Letter between the Company and Jennifer Ehrhardt entered into on August 28, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 28, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: December 10, 2013	/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer
and Director
(Principal Executive Officer)
Date: December 10, 2013
/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer
(Principal Financial Officer)