Form 10-K
period 2014-02-01
TILLY'S, INC.
filed 2014-04-01
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Large accelerated filer:	☐	Accelerated filer:	☒

Nonaccelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at August 3, 2013, was $163,181,281 based on the closing sale price of $14.65 per share.

The registrant had 11,370,639 shares of Class A common stock, par value $0.001 per share, outstanding at March 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 11, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully open a significant number of new stores;

•	our ability to attract customers to our e-commerce website;

•	our ability to timely complete our new e-commerce fulfillment center;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to maintain and enhance a strong brand image;

•	generating adequate cash from our existing stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to maintain comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	continuing costs incurred as a result of being a public company.

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

Our Company History

Tilly’s is a fast-growing destination specialty retailer of action sports inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our stores are designed to be a seamless extension of our teen and young adult consumers’ lifestyles with a balance of guys’ and juniors’ merchandise in a stimulating environment. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tilly’s portability. Our motto “If it’s not here…it’s not happening” exemplifies our goal to serve as a destination for the latest, most relevant merchandise and brands important to our customers.

The Tilly’s concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, a California corporation (“WOJT”) formed by our co-founders, which operates under the name “Tilly’s”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering (“IPO”).

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

As used in this Annual Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “WOJT”, “we”, “our”, “us” and “Tilly’s” refer to WOJT before the Reorganization Transaction (as defined above), and to Tilly’s, Inc. and its subsidiary after the Reorganization Transaction.

Our Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•

Destination retailer with a broad, relevant assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of third-party, West Coast and action sports inspired and lifestyle brands complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the guys and juniors categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe that by combining proven fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

•	Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website and encourages frequent visits.

•	Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. As of February 1, 2014, we operated profitable stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 76 markets in 32 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of Tilly’s and provides us with greater flexibility for future expansion.

•	Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website. First, we distribute catalogs to potential and existing customers from our proprietary database to familiarize them with the Tilly’s brand and our products and to drive sales to our stores and our website. We offer an integrated digital platform, including our mobile and tablet applications, for our customers to shop how and when they like and to drive further connection with them. Second, we partner and collaborate with our vendors on exclusive events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tilly’s and the West Coast and action sports inspired lifestyle. Third, we use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. We also offer an integrated digital platform, including our mobile and tablet applications, allowing our customers to shop how and when they like and providing us another point of connection with our customer. Fourth, we recently implemented a customer loyalty program, “The Tilly’s Hookup”, to further engage our customer. Fifth, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. All of these programs are complemented by digital and email marketing as well as traditional radio and print advertising to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and website and promote the Tilly’s brand.

•	Sophisticated systems and distribution/fulfillment infrastructure to support growth. Over the last six years, we have invested approximately $44 million in our highly automated distribution and fulfillment centers and information systems to support our future growth. We believe our distribution, fulfillment and allocation capabilities are unique within the industry and allow us to operate at a higher level of efficiency than many of our competitors. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. Our new e-commerce fulfillment center that we expect to open in the second quarter of fiscal 2014 will provide a more efficient and expeditious fulfillment process to support our future growth. Our systems enable us to respond to changing fashion trends, manage inventory in real time and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support a national retail footprint of 500 stores and significant growth of our e-commerce business with minimal incremental capital investment.

•

Experienced management team. Our senior management team, led by Hezy Shaked and Daniel Griesemer, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Chief

Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture. Mr. Griesemer, our President and Chief Executive Officer, joined Tilly’s in February 2011 with 28 years of retail experience. He served in various roles with Coldwater Creek, Inc. from 2001 to 2009 including most recently as Chief Executive Officer. During his tenure, Coldwater Creek increased the store base from 13 to approximately 400 and increased revenues from approximately $340 million to approximately $1.1 billion. Mr. Griesemer also served in leadership positions at Gap, Inc. and Macy’s, Inc.

Growth Strategy

We are pursuing several strategies to drive long-term sales and profitability, including:

•	Expand Our Store Base. We believe there is a significant opportunity to expand our store base from 195 locations as of February 1, 2014 to more than 500 stores across the United States over time. We have a proven ability to expand the number of stores we operate, as we have almost doubled our store count over the last five years from 99 stores at the beginning of fiscal 2009 to 195 stores at February 1, 2014. We plan to add at least 18 net new stores in fiscal year 2014. Our plan includes new store openings in both existing and new markets, and in both mall and off-mall locations.

As of February 1, 2014, we operated stores in 32 states. Over the past six years we have grown our presence in existing markets and successfully expanded into 58 new markets. We have entered new markets by opening stores in high traffic malls relevant to our core customer in order to establish the Tilly’s brand, as well as in off-mall locations that effectively cover trade areas where our customers want to shop. The opportunity exists to continue to significantly broaden our national footprint by entering new markets through both mall and off-mall locations, including in outlet centers.

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic store experience for our core customers and maintaining our high level of customer service. We believe our comparable store sales will benefit as stores opened in the last few years continue to mature and we continue to build brand awareness in new markets.

•	Grow Our e-Commerce Platform. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide an expanded product offering relative to our stores, reach new customers and build our brand in markets where we currently do not have stores. In fiscal year 2013, our e-commerce net sales increased 9% over fiscal 2012 and represented approximately 12% of our net sales, up from 6% of net sales in fiscal year 2008. We believe that our target customer regularly shops online and we see continued opportunity to grow our e-commerce business to significantly greater than 15% of total net sales over time. Key factors driving growth include continuing our successful catalog and online marketing efforts, offering a wider selection of Internet-exclusive merchandise and expanding our online selection to ensure a broad and diverse offering of brands and products relative to our competition. We also believe we will see continued growth in our e-commerce sales as we open additional stores and build brand awareness in the communities surrounding those locations. To support this growth, we plan to open our new e-commerce fulfillment center in the second quarter of fiscal 2014.

•

Increase Our Operating Margins. We believe we have the opportunity to drive margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases combined with our planned store growth will permit us to take advantage of largely fixed occupancy costs, favorable buying costs from larger volume purchases, leverage of our costs for store management and corporate overhead as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve margins and support growth by leveraging ongoing investments in infrastructure, including the opening of our dedicated fulfillment center for our

e-commerce store planned in the second quarter of fiscal 2014 and continuing upgrades to our e-commerce platforms, point-of-sale, merchandise allocation and merchandise planning systems, as well as related work processes. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

Merchandising, Purchasing, and Planning and Allocation

Merchandising

We seek to be viewed by our customers as the destination for West Coast and action sports inspired apparel, footwear and accessories. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. We offer a balanced mix of merchandise across the guys and juniors categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.

Our ability to maintain an image consistent with the West Coast and action sports inspired lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise features established and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Within our diversified portfolio of hundreds of third-party brands, which represented approximately 72% and 70% of our net sales in fiscal years 2013 and 2012, respectively, our largest brand accounted for between 4.0% and 4.5% of our net sales in each of the last two fiscal years.

Selected third-party brands include, in alphabetical order:

• Adidas • Billabong • BLVD Supply • Converse • DC Shoes • Famous Stars & Straps • Fox • G-Shock • Hurley	• KR3W • Last Kings • Levi’s • LRG • Neff • Nike SB • Nixon • O’Neill • Quiksilver	• Roxy • RVCA • Spy • Stance • UGG • Vans • Volcom • Young & Reckless ...and many more

We supplement our third-party merchandise assortment with our own proprietary brands across many of our apparel, accessory and footwear product categories. We utilize our own branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our own brands represented approximately 28% and 30% of our net sales for fiscal years 2013 and 2012, respectively.

Our proprietary branded merchandise includes:

Brand	Category
Guys’, boys’ and juniors’ denim apparel and fragrance

Juniors’ and girls’ apparel, footwear and accessories

Guys’ and boys’ apparel and accessories

Guys’, boys’ and juniors’ apparel and fragrance

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

Our purchasing approach focuses on product relevance, quality, fit, availability, cost and speed of production in order to provide timely frequent delivery of merchandise to our stores. Our purchasing group and planning and allocation team are highly coordinated and maintain a disciplined buying strategy.

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

We have developed and maintain strong, and in many cases long-standing, relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tilly’s brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. This, in addition to our customer connectivity, facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer proven fashion items that provide a broader demographic appeal. We work with more than 100 vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product. By sourcing merchandise for our proprietary brands both domestically and internationally, we have the flexibility to benefit from shorter lead times associated with domestic manufacturing and lower costs associated with international manufacturing.

Planning and Allocation

Our merchandise planning and allocation team consists of a Vice President, directors, managers, planners and analysts. We have developed an inventory planning and allocation process to support our merchandise strategy. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation processes. Our planning and allocation team continually analyzes information from our management information system, including inventory levels and sell-through data, to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs due to our shipment of merchandise to our stores multiple times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.

Stores

Store Growth

During fiscal year 2013, we continued Tilly’s national expansion by opening 27 net new stores, a 16% increase in store count. In the past two years, we have more than doubled the number of states where we operate stores from 14 states at the end of fiscal year 2011 to 32 states at the end of fiscal year 2013.

As of February 1, 2014, we operated 195 stores throughout the United States. Our stores are located in mall and off-mall, including outlet, locations and in fiscal year 2013 averaged 7,760 square feet. They generated average net sales per store of $2.4 million and net sales per square foot of $307 in fiscal year 2013.

The table below shows historical information for our stores by type of retail center as of fiscal year end for each of the years indicated:

	2013	2012	2011	2010	2009
Regional Mall	102	89	71	62	55
Off-Mall (1)	86	74	64	59	53
Outlet	7	5	5	4	3

	195	168	140	125	111

(1)	Includes power centers, neighborhood and lifestyle centers and street-front locations.

At February 1, 2014 we operated 195 stores in 32 states as shown below:

State	Number of Stores	State	Number of Stores
Arizona	18	Nevada	6
California	82	New Jersey	7
Colorado	3	New Mexico	1
Delaware	1	New York	4
Florida	19	North Carolina	2
Georgia	1	Ohio	3
Illinois	6	Oklahoma	1
Indiana	5	Oregon	2
Iowa	1	Pennsylvania	3
Kansas	2	South Dakota	1
Kentucky	1	Tennessee	2
Maryland	2	Texas	4
Massachusetts	2	Utah	3
Michigan	2	Virginia	4
Minnesota	1	Washington	2
Nebraska	1	Wisconsin	3

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

Expansion Opportunities and Site Selection

As of February 1, 2014, 49% of our stores had been opened within the previous five years. The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2009	13	1	111
2010	16	2	125
2011	16	1	140
2012	29	1	168
2013	28	1	195

	102	6

We plan to open at least 18 net new stores in fiscal year 2014. Our new store openings are planned in both existing and new markets, for both mall and off-mall, including outlet, locations. We focus on locations that have above average incomes and an ability to draw from a sufficient population with attractive demographics. We have entered new markets by opening stores in high traffic malls relevant to our core customer in order to establish the Tilly’s brand, as well as opening stores in off-mall locations that effectively cover trade areas where our customers want to shop. In 2014, we plan to enter markets under our outlet strategy targeting high traffic outlet locations.

Store Management, Culture and Training

We believe that a key to our success is our ability to attract, train, retain and motivate qualified employees at all levels of our organization. Each of our stores typically operates with a three to five member store management team. In addition, each store has 10 or more full time equivalent store associates who represent the West Coast and action sports lifestyle and promote the Tilly’s brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

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

e-Commerce

Our e-commerce platform was established in 2004 and has grown significantly in every year of operation. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. In fiscal 2013, our e-commerce net sales increased 9% relative to fiscal 2012, which reflected 53 weeks, while traffic at www.tillys.com increased 12%. We grew our e-commerce business to approximately 12% of our total net sales in fiscal 2013 from 6% of net sales in fiscal 2008. We believe that our target customer regularly shops online through various digital channels. In fiscal 2013 we sold merchandise to customers in all 50 states and approximately 9% of our e-commerce net sales were to customers in states without brick-and-mortar stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. We also believe our fully integrated digital platform reinforces the Tilly’s brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides an expanded product offering relative to our stores and includes expanded product assortment and web exclusive merchandise. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple tools to drive traffic to our website, including our catalog, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.

Our current e-commerce fulfillment is operated out of our distribution center in Irvine, California. To accommodate our growth, in the second quarter of fiscal year 2014 we plan to transition to a new e-commerce fulfillment center also located in Irvine, California.

Marketing and Advertising

Our marketing approach is designed to create an authentic connection with our customers by consistently generating a buzz and excitement for our brand while staying true to our West Coast inspired, action sports heritage. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website, comprised of the following:

•

Catalog. We view our catalog primarily as a sales and marketing tool to drive online and store traffic from both existing and new customers. We also believe our catalog reinforces the Tilly’s brand and showcases our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. In fiscal 2013, we mailed approximately 10.4 million catalogs to addresses included in our growing proprietary database, which currently includes key information on over 3.1 million customers. We send these catalogs, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•	Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. In fiscal year 2013, we organized hundreds of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. For example, we partnered with MTV Fantasy Factory star Rob Dyrdek and music artist MGK to host autograph signings from coast to coast. We also partnered with many major action sports brands in fiscal 2013. One such partnership was the Tilly’s Spend Reckless $35,000 Sweepstakes, which generated over 150,000 entries and was supported by Young & Reckless owner and MTV Fantasy Factory star, Drama. Another partnership was Travis Barker’s 1965 Cadillac Sweepstakes, which generated over 90,000 entries and was supported by legendary rock icon Travis Barker. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic experience.

•	Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore we use our website blog as well as Facebook, Instagram and Twitter posts as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our events and products.

•	Loyalty Program. We recently implemented our new customer loyalty program, “The Tilly’s Hookup”, which we believe will drive more direct and targeted communications with our customers, and provide more insight into their shopping behaviors and preferences. The Tilly’s Hookup is free to join and provides points to customers in exchange for purchases at our stores and online, and for interactions with us, such as checking into Tilly’s events. The points can be redeemed for exclusive merchandise and one-of-a-kind experiences with some of our brands.

•	Community Outreach. Through our “We Care Program” and in partnership with our vendors, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•	Radio, Print and Email Marketing. We utilize traditional radio and print advertising as well as email marketing to build awareness, drive traffic to our stores and website and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

Distribution

We centrally distribute all of our merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2017 and we have two five-year renewal option periods. We moved to our current location in January 2003 and have invested approximately $43 million in our highly automated distribution center and information systems. We designed this state-of-the-art facility to allow us to manage our distribution operations in an efficient, cost-effective manner and to provide support for our growth initiatives. Extensive investments have been made to the distribution-center infrastructure, focused around systems automation, material-handling equipment, RF technologies, and automated sortation in order to further enhance our processing speed and long term scalability. We believe the automation systems we utilize in our facility allow us to operate at a higher level of efficiency and accuracy than many of our competitors.

As of February 1, 2014, we have invested approximately $13 million in a new e-commerce fulfillment center to fulfill all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. We expect to incur an additional $3 million to complete our new e-commerce fulfillment center and expect it to be operational in the second quarter of fiscal 2014.

We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers. We use our own fleet of trucks to ship merchandise to our local (Southern California) stores and third-party distributors to ship merchandise to stores outside our local area.

We believe our distribution and fulfillment infrastructure can support a national retail footprint of in excess of 500 stores and significant e-commerce growth with minimal incremental capital investment, including as a result of increased operational efficiencies as we transition from our current manual fulfillment process to a highly automated process.

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

We have made significant investments in our management information systems over the last several years and believe we are utilizing “best of breed” technology. We use software licensed from JDA Software Group, Inc. for allocation, SKU classification, inventory tracking, purchase order management and sales audit functions. We utilize MicroStrategy Incorporated for business intelligence. We utilize Manhattan Associates Inc.’s warehouse management systems to handle merchandise distribution. We utilize technology from Strategic Distribution, Inc. in our distribution and new fulfillment centers enabling us to automate our merchandise sortation and fulfillment processes, allowing us greater flexibility in scaling our operations for new store expansions and peak season operations. Our financial systems are licensed from Lawson and our payroll system uses a third-party platform provided by Automatic Data Processing, Inc.

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

Trademarks

“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here…it’s not happening”, “Infamous”, “RSQ”, “Tilly’s”, “Vindicated”, and logos related to some of these names, are among our trademarks registered with the U.S. Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the U.S. We vigorously protect our trademarks.

Employees

As of February 1, 2014, we employed approximately 1,300 full-time and approximately 2,800 part-time employees, of which approximately 500 were employed at our corporate office and distribution facility and approximately 3,600 were employed at our store locations. However, the number of employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2013, varied between approximately 4,000 and 6,700 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Insurance

We use insurance for a number of risk management activities, including workers’ compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by the employees. We evaluate our insurance requirements on an ongoing basis to maintain adequate levels of coverage.

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

Fashion trends in the West Coast and action sports inspired apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.

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

We have significantly expanded our operations in the last nine and a half years, increasing from 32 stores in June 2004 in the state of California to operating 195 stores in 32 states as of February 1, 2014. If our operations continue to grow, we will be required to expand our sales and distribution functions, marketing, support services, management information systems and administrative personnel. This expansion could increase the strain on our existing resources, causing operational difficulties such as difficulties in hiring, difficulties in obtaining adequate levels of merchandise, delayed shipments and decreased customer service levels. These difficulties could cause our brand image to deteriorate and lead to a decrease in revenues, income and the price of our common stock.

Our continued growth depends upon our ability to successfully open a significant number of new stores.

We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, we must continue to open and operate new stores to help maintain this revenue growth. We opened 28 stores in 2013 and 29 stores in 2012. We plan to open at least 18 net new stores in 2014. However, there can be no assurance that we will open the planned number of new stores in fiscal year 2014 or thereafter. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

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

Our proprietary branded merchandise represented approximately 28% of our net sales for the fiscal year ended February 1, 2014. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.

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

Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Chief Strategy Officer and Executive Chairman of our board of directors, and Daniel Griesemer, our President and Chief Executive Officer, and we may be unable to retain their services. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. None of our employees, except for Mr. Griesemer, have employment agreements and we do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.

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

If we fail to open our e-commerce fulfillment center or its opening is delayed, it could adversely affect our business.

We expect to open our e-commerce fulfillment center in 2014 to process all our e-commerce orders. If the e-commerce center opening is delayed, we would be unable to achieve the planned cost savings and we would continue to fulfill orders from our existing distribution center, which could increase our costs and have an adverse effect on our business. Once our e-commerce fulfillment center opens, we will be subject to risks similar to those of our existing facilities described above, such as operations disruptions and natural disasters.

Our stores are mostly located in the southwestern U.S. and Florida, with a significant number of stores located in California, putting us at risk to region-specific disruptions.

Out of a total of 195 stores as of February 1, 2014, we operated 82 stores in California, 18 stores in Arizona, six stores in Nevada and 19 stores in Florida. Sales in these states could be more susceptible than the country generally to disruptions, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that began several years ago, sales in these states may have slowed more than sales would have in other regions or the country as a whole. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are also exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

We are required to make significant lease payments for our store leases and corporate offices and warehouses and distribution center, which may strain our cash flow.

We lease all of our retail store locations as well as our corporate headquarters and warehouses and distribution center. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and existing locations experience expense increases. In fiscal year 2013, our total operating lease rent expense was $43.4 million and our common area maintenance expense was $17.4 million. This increased from $37.3 million and $14.3 million, respectively, in fiscal year 2012 and can be expected to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

We may continue to experience comparable store sales or sales per square foot declines, which may cause our results of operations to decline and the price of our Class A common stock to be volatile.

The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. Our comparable store sales have declined in recent periods and can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations and cause the price of our Class A common stock to be volatile during such periods.

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

Our internal operations, management information systems and databases containing the personal information of our customers could be disrupted by system security failures or breached by intentional attacks. These disruptions or attacks could negatively impact our sales, increase our expenses, and harm our reputation and the price of our Class A common stock.

Database privacy, network security and identify theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, as well as credit card information. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.

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

Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked, Tilly Levine and their children through related trusts, which we refer to as the Shaked and Levine family entities. As of February 1, 2014, the Shaked and Levine family entities controlled approximately 94% of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked is in a position to dictate the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.

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

War, terrorism, civil unrest or other violence could negatively affect our business.

All of our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower customer traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower customer traffic due to security concerns, could result in decreased sales.

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

Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee healthcare, hours, wages, job classification and benefits could significantly increase operating costs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act of 2010, or, collectively, the Act, was signed into law. The Act includes a number of health care provisions taking effect over several years, including expanded dependent coverage, incentives for business to provide health care benefits, a prohibition on denial of coverage and denial of claims on pre-existing conditions, a prohibition on limiting essential benefits, and other expansion of health care benefits and coverage. Some of the associated taxes and fees, as well as certain health care changes required by these acts, are expected to result in increased health care costs for us. The costs of such legislation may adversely impact our results of operations.

In addition, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.

As a result of our being a publicly traded company, our costs have increased and our management is required to devote substantial time to complying with public company regulations.

In May 2012, we completed an initial public offering. As a result, we incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. We are obligated to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. We are also subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange, or NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002, or SOX, and the regulations promulgated thereunder, which impose significant compliance obligations on us.

SOX, as well as rules subsequently implemented by the SEC and NYSE, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause the price of our Class A common stock to decline.

Required disclosures regarding conflict minerals could have a negative impact on our results of operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals (tantalum, tin, gold and tungsten) known as conflict minerals, which are mined in the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new requirements will require due diligence efforts, with initial disclosure requirements effective in May 2014. There may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in certain of our merchandise, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. We may also face reputational challenges if we are unable to verify the origins for any or all minerals used in our merchandise, or if we are unable to certify that our products are “conflict free”.

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

The process required to comply with Section 404 of SOX is time consuming and costly. If during this process we identify one or more material weaknesses in our internal controls, it is possible that our management may not be able to certify that our internal controls are effective by the certification deadline.

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

On March 17, 2014, we amended our credit agreement with Wells Fargo Bank, National Association (the “Amended Credit Agreement”). The Amended Credit Agreement amended our prior credit agreement, and among other things, eliminated certain financial covenants and added other financial covenants. The Amended Credit Agreement contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on consolidations, mergers and sales of assets; and limitations on transactions with affiliates. The Amended Credit Agreement also contains financial covenants setting forth requirements for certain levels of liquidity and profitability. These limitations and covenants may restrict our ability to respond to changing business and economic conditions, and may therefore have a material adverse effect on our business. Although we do not currently have any outstanding borrowings under the Amended Credit Agreement, we may in the future. If we are unable to meet these limitations and covenants, we may be in default under the Amended Credit Agreement, which could also have a material adverse effect on our business.

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

For fiscal year 2013, net sales from our e-commerce business increased 9% over the previous year and represented approximately 12% of our total net sales. Our e-commerce business and its continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;

•	liability for online content;

•	government regulation of the Internet; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

Changes to accounting rules or regulations could significantly affect our financial results.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance. For example, the Financial Accounting Standards Board, or FASB, recently issued a proposed update on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on our balance sheet. We cannot presently determine the potential impact the proposed standard will have on our results of operations. While we believe that the proposed standard, as currently drafted, likely will have a material impact on our timing and recognition of rent expense, we do not believe the standard will have a material impact on our liquidity. The actual impact of the proposed standard, including the cost of complying with such standard, will not be known until it is finalized.

We may incur substantial expenses related to our issuance of stock-based compensation, which may have a negative impact on our operating results for future periods.

We follow the provisions of FASB Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, for stock-based compensation. Our stock-based compensation expenses may be significant in future periods, which could have an adverse impact on our operating and net income. FASB ASC 718 requires the use of subjective assumptions, including the options’ expected lives and the price volatility of our Class A common stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

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

As of February 1, 2014, we had 11,370,639 publicly traded shares of Class A common stock outstanding. This small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.

The price of our Class A common stock has been, and may continue to be volatile and may decline in value.

The market for retail apparel stocks can be highly volatile. As a result, the market price of our Class A common stock is likely to be volatile and investors may experience a decrease in the value of the Class A common stock, unrelated to our operations. The price of our Class A common stock has, and could in the future, fluctuate significantly in response to a number of factors, as discussed in this “Risk Factors” section.

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

Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. As of February 1, 2014, we had 11,370,639 publicly traded shares of Class A common stock, excluding 2,356,790 shares of Class A common stock issuable upon the exercise of outstanding stock options, and 16,642,366 shares of Class B common stock outstanding. All of these shares, other than the 16,642,366 shares of Class B common stock held by the Shaked and Levine family entities, are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares held by the Shaked and Levine family entities and our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

For example:

•	our certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and make it more difficult for a stockholder to acquire us;

•	our certificate of incorporation provides that if all shares of our Class B common stock are converted into Class A common stock or otherwise cease to be outstanding, our board of directors will be divided into three classes in the manner provided by our certificate of incorporation. After the directors in each class serve for the initial terms provided in our certificate of incorporation, each class will serve for a staggered three-year term;

•	our certificate of incorporation permits removal of a director only for cause by the affirmative vote of the holders of a majority of the voting power of the company once the board of directors is divided into three classes and provides that director vacancies can only be filled by an affirmative vote of a majority of directors then in office;

•	our amended and restated bylaws require advance notice of stockholder proposals and director nominations; and

•	Section 203 of the Delaware General Corporation Law may prevent large stockholders from completing a merger or acquisition of us.

These provisions may prevent a merger or acquisition of us which could limit the price investors would pay for our common stock in the future.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim that is governed by the internal affairs doctrine. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated bylaws. This choice-of-forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

We lease approximately 24,000 square feet of office and warehouse space located at 15 Chrysler, Irvine, California. Our lease began on November 1, 2010 and terminates on October 31, 2014. Approximately 17,000 square feet of this building is subleased to a third party and we use the remaining space. The sublease terminates on May 31, 2014.

We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease began on September 2, 2011 and terminates on June 30, 2022.

We lease approximately 81,000 square feet of office and warehouse space located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021. We expect to use this property as our e-commerce fulfillment center beginning in the second quarter of fiscal 2014.

All of our stores, encompassing approximately 1.5 million total square feet as of February 1, 2014, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.

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

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a lawsuit against us alleging violations of California Civil Code Section 1747.08 which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike provisions of the plaintiff’s complaint and granted plaintiff’s leave to extend. Plaintiffs have amended the complaint and discovery is in the early stages. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.

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

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “TLYS” since May 4, 2012, the day after our initial public offering. The following table sets forth the high and low sales prices of our Class A common stock, as reported by the NYSE, for each quarterly period since our initial public offering:

	High	Low
Fiscal 2013 quarter ended:
February 1, 2014	$15.95	$10.59
November 2, 2013	15.80	12.44
August 3, 2013	17.35	14.52
May 4, 2013	15.44	12.00
Fiscal 2012 quarter ended:
February 2, 2013	$17.15	$12.36
October 27, 2012	19.57	15.41
July 28, 2012 (commencing May 4, 2012)	19.29	13.70

As of March 22, 2014, we had approximately 12 stockholders of record, eight of whom were holders of our Class A common stock and four of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 1, 2014.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our Class A common stock between May 4, 2012 (the day after our initial public offering) and February 1, 2014 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on May 4, 2012 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial prices of our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index on May 4, 2012 were the closing prices on that trading day.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended February 1, 2014.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the periods indicated, and certain unaudited pro forma information to reflect our conversion during fiscal year 2012 from an “S” Corporation to a “C” Corporation for income tax purposes. The selected consolidated statement of income data for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 and selected consolidated balance sheet data as of February 1, 2014 and February 2, 2013 are derived from our consolidated financial statements audited by Deloitte & Touche LLP, our independent registered public accounting firm, included in Item 8 of this report. The selected consolidated statement of income data for the fiscal years ended January 29, 2011 and January 30, 2010 and the selected consolidated balance sheet data as of January 28, 2012, January 29, 2011 and January 30, 2010 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	February 1,	February 2,	January 28,	January 29,	January 30,
	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$495,837	$467,291	$400,624	$332,604	$282,764
Cost of goods sold (2)	343,542	317,096	271,482	229,989	195,430

Gross profit	152,295	150,195	129,142	102,615	87,334
Selling, general and administrative expenses	122,558	118,805	94,217	77,668	65,912

Operating income	29,737	31,390	34,925	24,947	21,422
Interest expense, net	9	91	196	249	284

Income before income taxes	29,728	31,299	34,729	24,698	21,138
Income tax expense	11,591	7,406	389	282	275

Net income	$18,137	$23,893	$34,340	$24,416	$20,863

Basic earnings per share of Class A and Class B common stock	$0.65	$0.93	$1.72	$1.22	$1.04
Diluted earnings per share of Class A and Class B common stock	$0.65	$0.92	$1.68	$1.21	$1.04
Weighted average basic shares outstanding	27,822	25,656	20,000	20,000	20,000
Weighted average diluted shares outstanding	28,116	26,076	20,500	20,098	20,014
Pro Forma Income Information (3):
Pro forma income tax expense		$12,520	$13,892	$9,879	$8,455
Pro forma net income		18,779	20,837	14,819	12,683
Pro forma basic earnings per share of Class A and Class B common stock		$0.73	$1.04	$0.74	$0.63
Pro forma diluted earnings per share of Class A and Class B common stock		$0.72	$1.02	$0.74	$0.63

	Fiscal Year Ended
	February 1,	February 2,	January 28,	January 29,	January 30,
	2014	2013	2012	2011	2010
Operating Data (unaudited):
Stores operating at beginning of period	168	140	125	111	99
Stores opened during the period	28	29	16	16	13
Stores closed during the period	1	1	1	2	1

Stores operating at end of period	195	168	140	125	111
Comparable store sales change (4)	-1.9%	2.2%	10.7%	6.7%	-3.1%
Total square feet at end of period	1,513,138	1,318,803	1,094,419	967,011	862,971
Average square footage per store at end of period	7,760	7,850	7,817	7,736	7,775
Average net sales per store (in thousands) (5)	$2,396	$2,676	$2,718	$2,528	$2,479
Average net store sales per square foot (5)	$307	$341	$350	$326	$318
Capital expenditures (in thousands)	$42,701	$33,298	$20,223	$15,674	$17,514

	As of
	February 1,	February 2,	January 28,	January 29	January 30
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,355	$57,182	$25,091	$29,338	$25,705
Working capital	80,710	73,891	27,673	33,907	29,639
Total assets	232,407	205,381	140,819	130,974	115,454
Total long-term debt (6)	3,258	3,970	4,638	5,266	5,857
Stockholders’ equity	140,923	117,296	60,424	62,092	59,896

(1)	The fiscal years ended February 1, 2014, January 28, 2012, January 29, 2011 and January 30, 2010 each included 52 weeks. The fiscal year ended February 2, 2013 included 53 weeks.
(2)	Includes buying, distribution and occupancy costs.
(3)	The unaudited pro forma income statement for all years presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation for all years presented at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.
(4)	Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. E-commerce sales contributed 1.8%, 2.1%, 2.3%, 3.3% and 2.9% to the comparable store sales change for fiscal years 2013, 2012, 2011, 2010 and 2009, respectively. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.
(5)	The number of stores and the amount of square footage reflect the number of days during the period that new stores were open. E-commerce sales, e-commerce shipping revenue, and gift card breakage income are excluded from our sales in deriving net sales per store.
(6)	Comprised solely of a capital lease for our corporate headquarters and distribution center.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014, references to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013 and references to “fiscal year 2011” or “fiscal 2011” refer to the fiscal year ended January 28, 2012. Fiscal years 2013 and 2011 each consisted of a 52-week period, and fiscal year 2012 consisted of a 53-week period.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast and action sports inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of February 1, 2014, we operated 195 stores in 32 states, averaging approximately 7,760 square feet. We also sell our products through our e-commerce website, www.tillys.com.

We increased net sales 6%, to $495.8 million in fiscal year 2013 from $467.3 million in fiscal year 2012 as we opened 27 net new stores and expanded our presence in both existing and new markets. Operating income decreased 5%, to $29.7 million in fiscal year 2013 from $31.4 million in fiscal year 2012, primarily due to a decline in our comparable store sales and a $1.8 million store asset impairment charge in the fourth quarter of fiscal 2013. Our comparable store sales decreased 1.9% in fiscal year 2013 after a 2.2% increase in fiscal year 2012.

We believe there is a significant opportunity to grow our national footprint from the 195 store locations as of February 1, 2014 to more than 500 stores over time. We plan to add a total of at least 18 net new stores in fiscal year 2014, including approximately 30% of those stores under our new outlet format in select outlet centers. We expect to fund our continued store expansion through our cash from operations. We believe our success operating in different retail venues and geographies demonstrates the portability of Tilly’s and provides us with flexibility for future expansion.

We believe e-commerce will be an important component of future sales growth and believe e-commerce could represent significantly more of our total sales than we previously anticipated. Over the past several years we have expanded our website connection with third-party brands, developed e-commerce applications for mobile and tablet devices and enhanced the integration of e-commerce and store operations and fulfillment. We expect to place greater emphasis on enhancing and growing this digital platform, including improving a variety of key digital channels to give our customers seamless access and increased ease of shopping. We also intend to continue our catalog and online marketing efforts, offering a wider selection of Internet-exclusive merchandise and expanding our online selection. In addition, we believe our new automated e-commerce fulfillment center will become operational in the second quarter of 2014 and will allow us to more efficiently fulfill e-commerce orders and support the growth of the e-commerce business.

Over the last six years, we have invested approximately $44 million in infrastructure and systems to support our recent and long-term growth. We believe our distribution and allocation capabilities are unique within the industry and allow us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We believe our distribution and new e-commerce fulfillment infrastructure can support a national retail footprint of at least 500 stores and significant growth of our online sales with minimal incremental capital investment. In addition, we anticipate spending approximately $3 million to complete our new e-commerce fulfillment center in fiscal 2014.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Statements of Income Data:
Net sales	$495,837	$467,291	$400,624
Cost of goods sold	343,542	317,096	271,482

Gross profit	152,295	150,195	129,142
Selling, general and administrative expenses	122,558	118,805	94,217

Operating income	29,737	31,390	34,925
Other expense, net	9	91	196

Income before income taxes	29,728	31,299	34,729
Income tax expense	11,591	7,406	389

Net income	$18,137	$23,893	$34,340

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.3%	67.9%	67.8%

Gross profit	30.7%	32.1%	32.2%
Selling, general and administrative expenses	24.7%	25.4%	23.5%

Operating income	6.0%	6.7%	8.7%
Interest expense, net	0.0%	0.0%	0.0%

Income before income taxes	6.0%	6.7%	8.7%
Income tax expense	2.3%	1.6%	0.1%

Net income	3.7%	5.1%	8.6%

Pro Forma Data (unaudited) (1):
Income before income taxes		$31,299	$34,729
Pro forma income tax expense		12,520	13,892

Pro forma net income		$18,779	$20,837

(1)	The unaudited pro forma income statement for all periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
Store Operating Data:
Stores operating at end of period	195	168	140
Comparable store sales change (1)	-1.9%	2.2%	10.7%
Total square feet at end of period	1,513,138	1,318,803	1,094,419
Average net sales per store (in thousands) (2)	$2,396	$2,676	$2,718
Average net sales per square foot (2)	$307	$341	$350
E-commerce revenues (in thousands) (3)	$57,775	$52,953	$43,587

(1)	Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. E-commerce sales contributed 1.8%, 2.1% and 2.3% to the comparable store sales change for fiscal years 2013, 2012 and 2011, respectively. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales

Net sales increased $28.5 million, or 6%, to $495.8 million in fiscal year 2013 from $467.3 million in fiscal year 2012. This increase was mainly due to net sales from stores open during fiscal year 2013 that were not open during the same period in fiscal year 2012. The increase was offset by a comparable store sales decrease of 1.9%, or $8.6 million, in fiscal year 2013 compared to fiscal year 2012. The comparable store sales decrease was due to lower net sales of guy’s, footwear and accessories, which was partially offset by an increase in junior’s and girl’s sales compared to the prior year. There were 166 comparable brick-and-mortar stores and 29 non-comparable brick-and-mortar stores open as of February 1, 2014.

Net sales, including shipping and handling fees, from our e-commerce store increased $4.8 million, or 9%, to $57.8 million in fiscal year 2013 from $53.0 million in fiscal year 2012. This increase reflects higher sales in all major product categories. E-commerce sales, excluding shipping and handling fees, are included in our calculation of comparable store sales, as comparable store sales is intended to reflect revenue from the sale of merchandise only.

Gross Profit

Gross profit increased $2.1 million, or 1%, to $152.3 million in fiscal year 2013 from $150.2 million in fiscal year 2012. As a percentage of net sales, gross profit was 30.7% and 32.1% during fiscal years 2013 and 2012, respectively. Of the 1.4% decrease of gross profit as a percentage of net sales, 1.6% related to higher occupancy costs as a percentage of net sales reflecting the large number of new stores opened during the year. This was offset by a 0.2% increase in product margins due to improved initial markup. Buying and distribution costs as a percentage of net sales were consistent with fiscal year 2012.

Selling, General and Administrative Expenses

SG&A expenses increased $3.8 million, or 3%, to $122.6 million in fiscal year 2013 from $118.8 million in fiscal year 2012. As a percentage of net sales, SG&A expenses were 24.7% and 25.4% during fiscal years 2013 and 2012, respectively.

Store selling expenses increased $5.7 million, or 8%, to $80.8 million in fiscal year 2013 from $75.1 million in fiscal year 2012. As a percentage of net sales, store selling expenses were 16.3% and 16.1% during fiscal years 2013 and 2012, respectively.

The following contributed to the increase in store selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $5.6 million, or 0.5% as a percentage of net sales, as these costs increased more quickly than net sales, partially due to many new store openings;

•	field processing costs increased $0.4 million, but as a percentage of net sales remained consistent with fiscal year 2012;

•	marketing costs increased $0.1 million, but decreased 0.2% as a percentage of net sales; and

•	supplies and other support costs decreased $0.4 million, or 0.1% as a percentage of net sales.

General and administrative expenses decreased $1.9 million, or 4%, to $41.8 million in fiscal year 2013 from $43.7 million in fiscal year 2012. As a percentage of net sales, general and administrative expenses were 8.4% and 9.4% during fiscal years 2013 and 2012, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	a one-time charge in fiscal year 2012 of $7.6 million, or 1.6% of net sales, to recognize life-to-date stock-based compensation expense for stock options, recognition that was triggered by the consummation of our IPO;

•	an increase in ongoing stock-based compensation expense of $1.1 million, 0.2% of net sales, due to additional equity awards granted during fiscal year 2013;

•	payroll, payroll benefits and related costs for corporate office personnel increased $0.6 million, which represents a decrease of 0.2% as a percentage of net sales, as these costs increased more slowly than sales;

•	depreciation, legal, audit and tax services and consulting expenses increased $1.7 million, or 0.2% as a percentage of net sales; and

•	other expenses increased $2.2 million, or 0.4% as a percentage of net sales, mostly due to a $1.8 million impairment charge for long-lived assets at four of our stores in fiscal year 2013.

Operating Income

Operating income decreased $1.7 million, or 5%, to $29.7 million in fiscal year 2013 from $31.4 million in fiscal year 2012. As a percentage of net sales, operating income was 6.0% and 6.7% during fiscal years 2013 and 2012, respectively. The decrease in operating income as a percentage of net sales was due to the decrease in comparable store sales combined with the increase in expenses discussed above.

Other Income (Expense), Net

Other expense, net, was $9 thousand and $91 thousand in fiscal years 2013 and 2012, respectively. Other income (expense), net comprises interest earned on cash balances and tenant construction allowances received from landlords, realized gains on marketable securities, interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

Income Tax Expense

Income tax expense increased $4.2 million, or 57%, to $11.6 million in fiscal year 2013 from $7.4 million in fiscal year 2012. Our effective income tax rates were 39.0% and 23.7% in fiscal years 2013 and 2012, respectively.

In fiscal year 2013, the Company was taxed as a “C” Corporation the entire year and its effective tax rate reflected a one-time tax benefit recorded in the fourth quarter of fiscal 2013 related to certain return to provision adjustments. The Company’s expected annual effective long-term tax rate is 40%.

In fiscal year 2012, income tax expense was comprised of (1) a one-time deferred tax benefit of $3.0 million recognized upon the conversion to a “C” Corporation, (2) income tax expense of $0.1 million related to the period during fiscal year 2012 in which the company was an “S” Corporation (January 29, 2012 through May 1, 2012) computed at the “S” Corporation effective tax rate and (3) income tax expense of $10.3 million related to the period in which the company was a “C” Corporation (May 2, 2012 through February 2, 2013) at the “C” Corporation effective tax rate.

Net Income

Net income decreased $5.8 million, or 24%, to $18.1 million in fiscal year 2013 from $23.9 million in fiscal year 2012, due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to fiscal year 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma net income was $18.8 million in fiscal year 2012.

Basic earnings per share of Class A and Class B common stock was $0.65 in fiscal year 2013, compared to $0.93 in fiscal year 2012. Diluted earnings per share of Class A and Class B common stock was $0.65 in fiscal year 2013, compared to $0.92 in fiscal year 2012. Applying a pro forma 40% “C” Corporation effective tax rate to fiscal year 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma basic earnings per share of Class A and Class B common stock was $0.73 and pro forma diluted earnings per share of Class A and Class B common stock was $0.72 in fiscal year 2012.

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

Other Income (Expense), Net

Other income expense, net was $0.1 million and $0.2 million in fiscal years 2012 and 2011, respectively. Other income (expense), net, comprises interest earned on cash balances and tenant construction allowances received from landlords, realized gains on marketable securities, interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

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

Basic earnings per share of Class A and Class B common stock was $0.93 in fiscal year 2012, compared to $1.72 in fiscal year 2011. Diluted earnings per share of Class A and Class B common stock was $0.92 in fiscal year 2012, compared to $1.68 in fiscal year 2011. Applying a pro forma 40% “C” Corporation effective tax rate to fiscal years 2012 and 2011, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during those periods, pro forma basic earnings per share of Class A and Class B common stock was $0.73 and $1.04 in fiscal years 2012 and 2011, respectively, and pro forma diluted earnings per share of Class A and Class B common stock was $0.72and $1.02 in fiscal years 2012 and 2011, respectively.

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

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures and shareholder distributions. As a result of our conversion to a “C” Corporation for income tax purposes, we no longer make “S” Corporation distributions to shareholders. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, the availability of cash under our revolving credit facility, if necessary, and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations and borrowings under our existing revolving credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 1,	February 2,	January 28,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$43,794	$41,730	$52,584
Net cash used in investing activities	(37,530)	(72,326)	(20,195)
Net cash provided by (used in) financing activities	1,834	22,819	(36,636)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and stock-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.

We generated $43.8 million of net cash from operating activities in fiscal year 2013. The significant components of cash flows from operating activities were net income of $18.1 million, the add-back of non-cash depreciation and amortization expense of $19.4 million, non-cash stock-based compensation expense of $3.1 million and a non-cash impairment charge of $1.8 million related to store assets at four stores. Deferred rent increased by $6.0 million due to the opening of new stores and accounts payable increased by $1.6 million due to the timing of payments. The above was offset by an increase in receivables of $2.6 million mainly due to an income tax receivable which was in a payable position in the prior year, a $1.9 million increase in prepaid expenses and other assets mainly due to an increase in deferred rent resulting from our increase in the number of stores, a $1.8 million decrease in accrued expenses due to the timing of payments and a $1.1 million decrease in accrued compensation and benefits due to lower incentive pay accruals.

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

Net cash used in investing activities was $37.5 million in fiscal year 2013. Capital expenditures totaled $42.7 million, with spending on new stores and the remodeling or other improvements of existing stores comprising $24.7 million of this total. The remaining capital expenditures were for our investment in our new e-commerce fulfillment center, information technology systems and other distribution and corporate facility enhancements. We purchased $44.9 million of marketable securities and received proceeds of $50.0 million from the maturities of marketable securities during fiscal year 2013.

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

Net cash used in investing activities was $20.2 million in fiscal year 2011. Of this total, $16.1 million was for capital expenditures for new stores or the remodeling and improvements of existing stores. The remaining capital expenditures were primarily for our investment in information technology systems and distribution and corporate facility enhancements.

Capital expenditures during fiscal year 2014 are expected to be between $24 million and $28 million. We expect to spend approximately $19 million for new stores, remodels of existing stores and store improvements, approximately $3 million to complete our new e-commerce fulfillment facility, approximately $4 million for information technology systems, including enhancing our e-commerce platform and digital channels, and other store projects and the remainder on other enhancements to our distribution center and corporate offices. These expenditures are expected to be funded from cash provided by operations.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, excess tax benefits from stock-based compensation and, prior to the Reorganization, distributions to our shareholders. In fiscal year 2012 net proceeds from our initial public offering were included in financing activities.

Net cash provided by financing activities was $1.8 million in fiscal year 2013. This included $3.2 million of proceeds from the exercise of stock options and excess tax benefits from stock based compensation. These proceeds were offset by $0.6 million of tax payments related to employee withholdings on the exercise of stock options and $0.7 million paid towards our capital lease obligation during fiscal year 2013.

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

Net cash used in financing activities was $36.6 million in fiscal year 2011. This included $36.0 million in distributions to our shareholders primarily for them to pay their “S” Corporation taxes, and $0.6 million in fiscal year 2011 for payments on our capital lease obligation.

Line of Credit

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., which we amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility continues to provide for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus 1.00%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as an aggregate maximum net loss after taxes not to exceed $5 million, and a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable capital and operating leases.

We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tilly’s. These buildings are located at 10 and 12 Whatney, Irvine, California. On June 29, 2012, we exercised the first of our three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The obligation under the capital lease was $3.3 million and $4.0 million as of February 1, 2014 and February 2, 2013, respectively. The gross amount of the building under capital lease was $7.8 million as of February 1, 2014 and February 2, 2013. The accumulated depreciation of the building under capital lease was $5.8 million and $5.3 million as of February 1, 2014 and February 2, 2013, respectively. We incurred rent expense of $0.9 million in each of the fiscal years 2013, 2012 and 2011 related to the operating (land component) of this lease.

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

We lease approximately 81,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tilly’s. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2021. We intend to use this property as our e-commerce distribution center beginning the second quarter of fiscal year 2014.

Prior to signing each of the related party leases above, we received an independent market analysis regarding the property and therefore believe that the terms of each lease are reasonable and not materially different from terms we would have obtained from an unaffiliated third party.

With the exception of the corporate headquarters and distribution center and warehouse leases discussed above, our leases are generally noncancellable operating leases expiring at various dates through fiscal year 2024. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.

As of February 1, 2014, our contractual cash obligations over the next several periods are set forth below (in thousands).

	Payments Due by Period
		Less Than 1			More Than
	Total	Year	1-2 Years	3-5 Years	5 Years
	(in thousands)
Capital Lease Obligations (1)(3)	$3,600	$860	$1,880	$860	$—
Operating Lease Obligations (2)(3)	311,470	43,682	90,453	79,662	97,673
Purchase Obligations (4)	94,689	94,689	—	—	—

Total	$409,759	$139,231	$92,333	$80,522	$97,673

(1)	The capital lease is for the building portion of our corporate headquarters and distribution center, including interest.

(2)	Our store leases generally have initial lease terms of 10 years and many also include renewal options on substantially the same terms and conditions as the original lease. Also included in operating leases is the land portion of the corporate headquarters and distribution center lease, as well as the warehouse leases described above.
(3)	Amounts represent commitments for minimum lease payments under noncancellable leases.
(4)	Purchase obligations consist primarily of inventory purchase orders for goods not yet received.

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

Revenue Recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. For online sales, revenue is recognized at the estimated time goods are received by customers. On average, customers receive goods within three days of being shipped. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the Consolidated Statements of Income. For fiscal years 2013, 2012 and 2011, shipping and handling fee revenue included in net sales was $3.3 million, $3.7 million and $3.8 million, respectively.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise within 30 days of the original purchase date. Merchandise returns are often resalable merchandise and are refunded by issuing the same tender as in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating the sales returns reserve. The total reserve for returns was $0.6 million and $0.7 million at February 1, 2014 and February 2, 2013, respectively. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

We recognize sales from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for unredeemed gift card balances. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards is remote and there is no obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon our historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year in which the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.6 million, $0.4 million and $0.5 million in fiscal years 2013, 2012 and 2011, respectively. If the gift card breakage experience were to change significantly in future periods, it could have a material impact on our results of operations.

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

Total markdowns, including permanent and promotional markdowns, on a cost basis were $35.7 million, $32.2 million and $23.2 million and represented 7.2%, 6.9% and 5.8% of net sales in fiscal years 2013, 2012 and 2011, respectively. We accrued $0.9 million and $0.5 million for planned but unexecuted markdowns, including markdowns related to slow-moving merchandise, as of February 1, 2014 and February 2, 2013, respectively.

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

We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 1, 2014 and February 2, 2013 was not material.

Long-Lived Assets

We evaluate the carrying value of our long-lived assets, consisting largely of leasehold improvements, furniture and fixtures and equipment at store, distribution center and corporate office locations, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-

period operating or cash flow loss combined with a history of operating or cash flow losses and a forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, based on discounted cash flows using our weighted-average cost of capital, with such estimated fair values determined using the best information available. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable.

During fiscal year 2013 the net book value of fixed assets and four stores was impaired with a charge of $1.8 million. Similarly, in fiscal year 2011 the net book value of fixed assets at one store was impaired with a charge of $0.6 million. These charges were recorded as the assets were not projected to generate sufficient cash flows to recover the carrying values. We did not have any impairment charges during fiscal year 2012.

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

In April 2012 our board of directors adopted the Tilly’s 2012 Equity and Incentive Award Plan, or 2012 Plan, which authorized the issuance of up to 2,913,900 shares of our Class A common stock pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards. As of February 1, 2014, we have granted stock options to employees and restricted stock awards to directors under the 2012 Plan.

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

The following table presents the assumptions we used to estimate the fair value of stock options granted during the periods presented:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Expected option term	5.0 years	5.0 years	5.0 years
Expected volatility factor	55.0% - 56.2%	57.6% - 62.9%	59.7%
Risk-free interest rate	0.8% - 1.7%	0.6% - 0.8%	2.2%
Expected annual dividend yield	0%	0%	0%

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

We granted stock options with the following exercise prices between May 2, 2010 and the date of our initial public offering:

Option Grant Date	Number of Shares Underlying Options	Exercise Price Per Share	Common Stock Fair Value Per Share at Grant Date	Fair Value of Stock Options Granted
October 2010 (1)	762,500	$8.98	$8.98	$4.57 - $7.01
March 2011	578,000	16.26	16.26	8.52

(1)	Includes 739,500 stock options that were re-priced on a one-for-one basis to $8.98 per share. See section below titled “Stock Option Re-Pricing”.

Based on the closing price of our Class A common stock on February 2, 2014, the last trading day of fiscal year 2013, the aggregate intrinsic value of vested stock options outstanding as of February 1, 2014 was approximately $1.9 million, and the aggregate intrinsic value of unvested stock options outstanding as of February 1, 2014 was $58 thousand.

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

Stock Option Re-Pricing

In October 2010, our board of directors approved a common stock option re-pricing whereby previously granted stock options held by current employees with exercise prices above $8.98 per share were re-priced on a one-for-one basis to $8.98 per share with no modification to any other terms of the previously issued stock options. As a result, 739,500 stock options originally granted to purchase common stock at prices ranging from $9.64 to $14.47 were re-priced in order to continue maintaining an equity incentive for our employees and reflect a significantly different economic environment. We treated the re-pricing as a modification for accounting purposes of the original awards and calculated additional compensation costs for the difference between the fair value of the re-priced award and the fair value of the original award on the re-pricing date. The re-pricing affected 48 optionees and resulted in incremental unrecognized stock-based compensation expense of $0.6 million. Expense related to vested stock options was recognized upon the consummation of our initial public offering, and expense related to unvested stock options is being amortized over the remaining vesting period of the stock options. Our assumptions used to estimate the fair value of the original awards immediately before the re-pricing and the fair value of the re-priced awards required significant judgment.

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

The Company accounts for income taxes and the related accounts using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of February 1, 2014 and February 2, 2013, we had no outstanding borrowings under our line of credit.

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

Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tilly’s, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. and its subsidiary (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilly’s, Inc. and its subsidiary as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

April 1, 2014

Tilly’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$25,412	$17,314
Marketable securities	34,943	39,868
Receivables	8,545	5,934
Merchandise inventories	46,266	46,595
Prepaid expenses and other current assets	11,772	11,387

Total current assets	126,938	121,098
Property and equipment, net	100,936	80,926
Other assets	4,533	3,357

Total assets	$232,407	$205,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,645	$18,261
Deferred revenue	6,214	5,453
Accrued compensation and benefits	4,975	6,094
Accrued expenses	9,241	12,132
Current portion of deferred rent	5,395	4,555
Current portion of capital lease obligation/Related party (Note 9)	758	712

Total current liabilities	46,228	47,207
Long-term portion of deferred rent	42,756	37,620
Long-term portion of capital lease obligation/Related party (Note 9)	2,500	3,258

Total long-term liabilities	45,256	40,878

Total liabilities	91,484	88,085
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; February 1, 2014 - 100,000 shares authorized, 11,361 shares issued and outstanding; February 2, 2013 - 100,000 shares authorized, 10,772 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; February 1, 2014 - 35,000 shares authorized, 16,642 shares issued and outstanding; February 2, 2013 - 35,000 shares authorized, 16,920 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; February 1, 2014 and February 2, 2013 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	122,886	117,391
Retained earnings (deficit)	17,997	(140)
Accumulated other comprehensive income	12	17

Total stockholders’ equity	140,923	117,296

Total liabilities and stockholders’ equity	$232,407	$205,381

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$495,837	$467,291	$400,624
Cost of goods sold (includes buying, distribution, and occupancy costs)	343,542	317,096	271,482

Gross profit	152,295	150,195	129,142
Selling, general and administrative expenses	122,558	118,805	94,217

Operating income	29,737	31,390	34,925
Other expense, net	9	91	196

Income before income taxes	29,728	31,299	34,729
Income tax expense	11,591	7,406	389

Net income	$18,137	$23,893	$34,340

Basic earnings per share of Class A and Class B common stock	$0.65	$0.93	$1.72
Diluted earnings per share of Class A and Class B common stock	$0.65	$0.92	$1.68
Weighted average basic shares outstanding	27,822	25,656	20,000
Weighted average diluted shares outstanding	28,116	26,076	20,500
Pro forma income information (Note 1):
Historical income before income taxes		$31,299	$34,729
Pro forma income tax expense (unaudited)		12,520	13,892

Pro forma net income (unaudited)		$18,779	$20,837

Pro forma basic earnings per share of Class A and Class B common stock (unaudited)		$0.73	$1.04
Pro forma diluted earnings per share of Class A and Class B common stock (unaudited)		$0.72	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$18,137	$23,893	$34,340
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on available-for-sale securities	(5)	17	—

Other comprehensive (loss) income, net of tax	(5)	17	—

Comprehensive income	$18,132	$23,910	$34,340

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock (WOJT)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 29, 2011	—	—	20,000	$20	$150	$61,922	$—	$62,092
Net income	—	—	—	—	—	34,340	—	34,340
Distributions	—	—	—	—	—	(36,008)	—	(36,008)

Balance at January 28, 2012	—	—	20,000	20	150	60,254	—	60,424

Net income	—	—	—	—	—	23,893	—	23,893
Reorganization (see Note 1)	—	20,000	(20,000)	—	—	—	—	—
Issuance of stock in IPO, net of costs	9,200	(1,600)	—	7	106,782	—	—	106,789
Distributions to “S” Corporation shareholders	—	—	—	—	—	(84,287)	—	(84,287)
Shares converted by founders	1,480	(1,480)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,570	—	—	9,570
Exercise of stock options, including tax benefit of $74	92	—	—	1	889	—	—	890
Net change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	17	17

Balance at February 2, 2013	10,772	16,920	—	28	117,391	(140)	17	117,296

Net income	—	—	—	—	—	18,137	—	18,137
Shares converted by founders	278	(278)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,106	—	—	3,106
Restricted stock	31	—	—	—	—	—	—	—
Exercise of stock options, including tax benefit of $42	280	—	—	—	2,389	—	—	2,389
Net change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	(5)	(5)

Balance at February 1, 2014	11,361	16,642	—	$28	$122,886	$17,997	$12	$140,923

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities
Net income	$18,137	$23,893	$34,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,367	16,679	15,129
Loss on disposal of assets	140	111	232
Impairment of assets	1,840	—	554
(Gain) loss on sales and maturities of marketable securities	(176)	28	—
Deferred income taxes	304	6,689	—
Stock-based compensation expense	3,106	9,570	—
Excess tax benefit from stock-based compensation	(157)	(95)	—
Changes in operating assets and liabilities:
Receivables	(2,611)	21	(2,304)
Merchandise inventories	329	(9,927)	(3,028)
Prepaid expenses and other assets	(1,861)	(12,930)	(2,868)
Accounts payable	1,554	1,431	2,113
Accrued expenses	(1,796)	(1,470)	155
Accrued compensation and benefits	(1,119)	(1,442)	3,362
Deferred rent	5,976	8,584	4,159
Deferred revenue	761	588	740

Net cash provided by operating activities	43,794	41,730	52,584

Cash flows from investing activities
Purchase of property and equipment	(42,701)	(33,298)	(20,223)
Proceeds from sale of property and equipment	79	17	28
Insurance proceeds from casualty loss	—	822	—
Purchases of marketable securities	(44,908)	(75,377)	—
Maturities of marketable securities	50,000	35,510	—

Net cash used in investing activities	(37,530)	(72,326)	(20,195)

Cash flows from financing activities
Payment of capital lease obligation	(712)	(668)	(628)
Net proceeds from initial public offering	—	106,789	—
Proceeds from exercise of stock options	3,025	1,169	—
Tax withholding payments related to exercise of stock options	(636)	(279)	—
Excess tax benefit from stock-based compensation	157	95	—
Distributions	—	(84,287)	(36,008)

Net cash provided by (used in) financing activities	1,834	22,819	(36,636)

Change in cash and cash equivalents	8,098	(7,777)	(4,247)
Cash and cash equivalents, beginning of period	17,314	25,091	29,338

Cash and cash equivalents, end of period	$25,412	$17,314	$25,091

Supplemental disclosures of cash flow information
Interest paid	$253	$299	$327
Income taxes paid	$14,969	$13,727	$493
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,348	$2,875	$2,209

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 195 and 168 stores as of February 1, 2014 and February 2, 2013, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal years 2013 and 2011 each included 52 weeks, and fiscal year 2012 included 53 weeks.

Segment Reporting

Accounting principles generally accepted in the U.S. (“GAAP”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has one reportable segment. All of the Company’s identifiable assets are in the U.S.

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding was a decrease of approximately 20,000 shares and 90,000 shares in fiscal years 2012 and 2011, respectively.

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

Merchandise Inventories

Merchandise inventories are comprised of finished goods offered for sale at the Company’s retail stores and online. Inventories are stated at the lower of weighted-average cost or market using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. The Company believes that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $6.6 million, $5.6 million and $5.1 million in fiscal years 2013, 2012 and 2011, respectively, are included in cost of goods sold in the consolidated statements of operations.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the consolidated statements of income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $35.7 million, $32.2 million and $23.2 million in fiscal years 2013, 2012 and 2011, respectively. In addition, the Company accrued $0.9 million and $0.5 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 1, 2014 and February 2, 2013, respectively.

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

Impairment of Long-Lived Assets

Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in the Company’s business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, the Company considers the assets at each individual retail store to represent an asset group. In addition, the Company has considered the relevant valuation techniques that could be applied without undue cost and effort and has determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluation during the fourth quarter of fiscal years 2013 and 2011 indicated that operating losses or insufficient operating income existed at four retail stores and one retail store, respectively, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $1.8 million and $0.6 million in selling, general and administrative expenses in fiscal years 2013 and 2011, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values. The Company did not record any impairment charges in fiscal year 2012. See Note 12 to the Consolidated Financial Statements for further details.

Deferred Offering Costs

Deferred offering costs of $1.5 million were included in other assets on the Company’s balance sheet as of January 28, 2012. Upon consummation of the IPO, all deferred offering costs were offset against the proceeds from the offering. There were no amounts capitalized as of February 1, 2014 and February 2, 2013.

Accrued Expenses

The major components of accrued expenses at February 1, 2014 and February 2, 2013 included sales and use taxes payable, rent-related liabilities, accrued construction, accrued merchandise returns and accruals for various other administrative expenses.

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

Fair Value of Certain Financial Assets and Liabilities

The Company follows FASB ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”) which requires disclosure of the estimated fair value of certain assets and liabilities defined by the guidance as financial instruments. As of February 1, 2014 and February 2, 2013, management believes that the carrying amounts of cash and cash equivalents, receivables and payables approximate their respective fair value because of their short-term maturities.

Revenue Recognition

Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, Tilly’s recognizes revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. The Company defers e-commerce revenue and the associated product and shipping costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Deferred revenue and the associated product costs relating to e-commerce sales were immaterial as of February 1, 2014 and February 2, 2013. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold.

The Company recognizes revenue from gift cards as they are redeemed for merchandise. Prior to redemption, the Company maintains a current liability for unredeemed gift card balances. The customer liability balance was $6.2 million and $5.5 million as of February 1, 2014 and February 2, 2013, respectively, and is included in deferred revenue on the balance sheets. Tilly’s gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.6 million, $0.4 million and $0.5 million in fiscal years 2013, 2012 and 2011, respectively.

The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Beginning balance	$703	$609	$510
Provisions	15,938	14,850	12,245
Usage	(16,068)	(14,756)	(12,146)

Ending balance	$573	$703	$609

Cost of Goods Sold and Selling, General and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Goods Sold

•	Total cost of products sold include:

•	Freight expenses associated with moving merchandise inventories from our vendors to our distribution center;

•	Vendor allowances;

•	Cash discounts on payments to merchandise vendors;

•	Physical inventory losses; and

•	Markdowns.

•	Costs of buying and distribution of merchandise include:

•	Payroll costs and incentive compensation for merchandise purchasing personnel;

•	Customer shipping and handling expenses;

•	Costs associated with operating our distribution center, including payroll and benefit costs, occupancy costs, and depreciation; and

•	Freight expenses associated with moving merchandise inventories from our distribution center to our stores and e-commerce customers.

•	Store occupancy costs including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.

Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation and amortization related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, and travel and lodging; and

•	Charitable contributions.

Store Opening Costs

Store opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the statements of operations.

Advertising

The Company expenses advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of catalogs, print advertising costs, radio advertisements and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying statements of operations, was $9.1 million, $8.4 million and $6.6 million in fiscal years 2013, 2012 and 2011, respectively.

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

As a result of this conversion, effective May 2, 2012, the Company accounts for income taxes and the related accounts using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 294 thousand, 420 thousand and 500 thousand in fiscal years 2013, 2012 and 2011, respectively, were used in the calculation of diluted earnings per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At February 1, 2014 and February 2, 2013, and at various times throughout these years, the Company had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company typically invests its cash in highly rated, short-term commercial paper or in interest-bearing money market funds.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of February 1, 2014 and February 2, 2013, consisted entirely of commercial paper, all of which were less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at February 1, 2014 and February 2, 2013 (in thousands):

	February 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,923	$23	$(3)	$34,943

	February 2, 2013
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$39,839	$31	$(2)	$39,868

For the fiscal year ended February 1, 2014, the Company recognized gains on investments of $0.2 million for commercial paper which matured during the period. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net, on the consolidated statements of income.

4.	Receivables

At February 1, 2014 and February 2, 2013, receivables consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Credit and debit card receivables	$2,372	$2,116
Tenant allowances due from landlords	2,849	3,339
Income tax receivable	2,964	—
Other	360	479

Total receivables	$8,545	$5,934

5.	Prepaid Expenses and Other Current Assets

At February 1, 2014 and February 2, 2013, prepaid expenses and other current assets consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Prepaid rent	$6,204	$5,411
Prepaid maintenance agreements	892	576
Prepaid insurance	532	367
Deferred taxes	3,379	4,533
Other	765	500

Total prepaid expenses and other current assets	$11,772	$11,387

6.	Property and Equipment

At February 1, 2014 and February 2, 2013, property and equipment consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Leasehold improvements	$99,719	$84,242
Furniture and fixtures	35,043	31,104
Machinery and equipment	26,990	25,073
Building under capital lease	7,840	7,840
Computer hardware and software	19,796	14,422
Construction in progress	16,998	5,938
Vehicles	1,381	1,205

	207,767	169,824
Accumulated depreciation and amortization	(106,831)	(88,898)

Property and equipment, net	$100,936	$80,926

Depreciation and amortization expense related to property and equipment was $19.4 million, $16.7 million and $15.1 million in fiscal years 2013, 2012 and 2011, respectively.

The Company incurred costs of $42.2 million, $34.0 million and $21.8 million for capital expenditures in fiscal years 2013, 2012 and 2011, respectively.

7.	Accrued Expenses

At February 1, 2014 and February 2, 2013, accrued expenses consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Sales and use taxes payable	$1,566	$2,200
Minimum rent and common area maintenance	870	853
Accrued construction	1,780	2,875
Accrued merchandise returns	572	703
Income taxes payable	—	156
Other	4,453	5,345

Total accrued expenses	$9,241	$12,132

8.	Line of Credit

On May 3, 2012, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., which the Company amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility continues to provide for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged is either at the London Interbank Offered Rate, or LIBOR, plus 1.00%, or at the bank’s prime rate. The Company has the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as an aggregate maximum net loss after taxes not to exceed $5 million, and a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

As of February 1, 2014 and February 2, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

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

The Company leases warehouse space (15 Chrysler, Irvine, California) that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The lease provides for base monthly payments of $16,118 which increase every twelve months at $0.03 per square foot per month. As of February 1, 2014, the Company’s monthly lease payment was $17,166. The Company incurred rent expense of $0.2 million in both of the fiscal years 2013 and 2012 related to this lease. The Company subleases part of the building to an unrelated third party. The sublease began on December 1, 2010 and terminates on May 31, 2014. The sublease provides for base monthly payments of $11,223, which increases annually at a rate of $0.03 per square foot. As of February 1, 2014, the Company’s monthly income was $12,754 related to this sublease.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The lease provides for base monthly payments of $27,037 which adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. As of February 1, 2014, the Company’s monthly lease payment was $27,848. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.4 million and $0.2 million in fiscal years 2013 and 2012, respectively, related to the lease.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2021 and is being accounted for as an operating lease. The Company intends to use this property as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company. The lease provides for base monthly payments of $51,942, however the lease also provides for increased base monthly payments of $68,174 after the building was expanded by the landlord. The lease payments adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. Monthly lease payments of $73,854 commenced in February 2013, and the Company incurred rent expense of $1.1 million and $0.6 million in fiscal years 2013 and 2012, respectively, related to this lease.

Future minimum rental commitments, by year and in the aggregate, under noncancellable operating leases for the above three buildings and all of the Company’s store locations as of February 1, 2014 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2013	$2,129	$41,553	$43,682
2014	2,209	44,228	46,437
2015	2,247	41,769	44,016
2016	2,206	38,455	40,661
2017	1,503	37,498	39,001
Thereafter	4,186	93,487	97,673

Total	$14,480	$296,990	$311,470

Rent expense under noncancellable operating leases for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Minimum rentals	$43,353	$37,324	$30,661
Contingent rentals	38	19	50

Total rent expense	$43,391	$37,343	$30,711

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease (included in the operating lease commitments schedule above) and the building component is accounted for as a capital lease. The monthly payments under the operating portion of the lease were $77,438 as of February 1, 2014. The obligation under the capital lease was $3.3 million and $4.0 million as of February 1, 2014 and February 2, 2013, respectively. The gross amount of the building under capital lease was $7.8 million as of February 1, 2014 and February 2, 2013. The accumulated depreciation of the building under capital lease was $5.8 million and $5.3 million as of February 1, 2014 and February 2, 2013, respectively. The Company incurred rent expense of $0.9 million in each of the fiscal years 2013, 2012 and 2011 related to the operating (land component) of this lease.

Future commitments under the Company’s related party capital lease obligation as of February 1, 2014 are as follows (in thousands):

Fiscal Year
2014	860
2015	940
2016	940
2017	860
2018	—
Thereafter	—

Total minimum lease payments	3,600
Less amount representing interest	410

Present value of net minimum lease payments	3,190
Less current portion	758

Long-term portion	$2,432

Prior to signing each of the related party leases above, the Company received an independent market analysis regarding the property and therefore believes that the terms of each lease are reasonable and not materially different from terms the Company would have obtained from an unaffiliated third party.

10.	Commitments and Contingencies

Employment Agreements

On February 21, 2011, Daniel Griesemer joined the Company as its President and Chief Executive Officer. The Company is subject to an employment agreement with Mr. Griesemer which provides for compensation and certain other benefits. The employment agreement also provides for severance payments under certain circumstances. The Company did not have any other employment agreements as of February 1, 2014.

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

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted the Company’s motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and discovery is in the early stages. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. The Company intends to defend this case vigorously.

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

The Company did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2013 and 2012. Furthermore, as of February 1, 2014 and February 2, 2013, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 1, 2014			February 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$25,316	$—	$—	$15,224	$—	$—
Marketable securities:
Commercial paper	—	34,943	—	—	39,868	—

During fiscal year 2013, certain long-lived assets with carrying values totaling $1.8 million at four of the Company’s retail stores were determined to be unable to recover their carrying values and, therefore, were written down to their fair value, resulting in a loss on impairment of assets of $1.8 million. The fair value of these assets was determined using Level 3 inputs and the valuation techniques are described in Note 2 to the Consolidated Financial Statements. The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

12.	Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the net carrying amounts of such assets may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determined in the fourth quarter of fiscal years 2013 and 2011 that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. As a result, the Company recorded a $1.8 million impairment charge related to four stores in fiscal year 2013 and a $0.6 million impairment charge related to one store in fiscal year 2011. The impaired long-lived assets consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company concluded that there was no impairment of long-lived assets at any of its retail stores in fiscal year 2012.

If the Company is not able to achieve its projected key financial metrics, the Company may incur additional impairment in the future for those retail stores tested and not deemed to be impaired in its analysis, as well as for additional retail stores not tested in its most recent analysis.

13.	Stock-Based Compensation

The Tilly’s 2007 Stock Option Plan (“2007 Plan”) authorized the Company to issue options to employees, consultants and directors to purchase up to a total of 1,600,000 shares of common stock. The 2007 Plan provided for awards in the form of incentive stock options or nonqualified stock options. As of February 1, 2014, all awards granted by the Company have been nonqualified stock options. Under the 2007 Plan, stock options were granted at an exercise price equal to the fair value of the Company’s common stock at the date of grant. The stock options have graded vesting over a four-year period and generally expire at the earlier of 30 days after employment or services are terminated, or ten years from the date of the grant. No stock options were granted from the 2007 Plan during fiscal years 2013 and 2012, and stock options may no longer be issued from the 2007 Plan subsequent to the IPO.

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

During fiscal year 2012, the Company granted certain existing and new employees with options to purchase a total of 730,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan (“2012 Plan”). The exercise prices of these awards range between $15.50 and $18.37 per share, and were set equal to the Company’s closing stock price on the date of each grant.

During fiscal year 2013, the Company granted certain existing and new employees with options to purchase a total of 619,500 shares of Class A common stock under the 2012 Plan. The exercise prices of these awards range between $12.82 and $16.24 per share, and were set equal to the Company’s closing stock price on the date of each grant.

All stock options granted in fiscal years 2013 and 2012 vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates. The total grant date fair value of stock options granted in fiscal years 2013 and 2012 was $3.9 million and $6.6 million, respectively, before applying an estimated forfeiture rate, with grant date fair values ranging from $6.17 to $7.83 per share in fiscal year 2013 and from $7.69 to $9.65 per share in fiscal year 2012. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair values of stock options granted in fiscal years 2013, 2012 and 2011 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Expected option term(1)	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	55.0% - 56.2%	57.6% - 62.9%	59.7%
Risk-free interest rate(3)	0.8% - 1.7%	0.6% - 0.8%	2.2%
Expected annual dividend yield	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for fiscal year 2013 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at February 2, 2013	2,133,625	$12.83
Granted	619,500	$13.12
Exercised	(280,460)	$8.37
Forfeited	(115,875)	$15.36

Outstanding at February 1, 2014	2,356,790	$13.31	7.3	$1,894

Vested and expected to vest at February 1, 2014	2,170,421	$13.20	$7.2	$1,883

Exercisable at February 1, 2014	993,665	$11.65	5.7	$1,836

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $11.61 at January 31, 2014.

A summary of the status of non-vested stock options as of February 1, 2014 and changes during fiscal years 2013, 2012 and 2011 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 29, 2011	429,375	$4.70
Granted	578,000	8.52
Vested	(241,500)	5.42
Nonvested shares forfeited	(9,250)	6.41

Nonvested at January 28, 2012	756,625	$7.37
Granted	730,500	9.01
Vested	(226,500)	6.71
Nonvested shares forfeited	(40,750)	8.15

Nonvested at February 2, 2013	1,219,875	$8.44
Granted	619,500	6.31
Vested	(386,500)	7.80
Nonvested shares forfeited	(89,750)	8.89

Nonvested at February 1, 2014	1,363,125	$7.63

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

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 1,633,145 shares were still available for issuance as of February 1, 2014.

The Company recorded a total of $3.1 million and $9.6 million of stock-based compensation expense in fiscal years 2013 and 2012, respectively. Stock-based compensation expense in fiscal year 2012 includes the one-time charge of $7.6 million noted above. At February 1, 2014, there was $6.0 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.4 years.

14.	Retirement Savings Plan

The Tilly’s 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Company matching contributions to the 401(k) Plan are at the discretion of the Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.6 million, $0.5 million and $0.5 million in fiscal years 2013, 2012 and 2011, respectively.

15.	Income Taxes

On May 2, 2012, as part of the Reorganization described in Note 1 to the Consolidated Financial Statements, the Company’s “S” Corporation status was terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. Prior to the Reorganization, income tax expense was mainly comprised of a 1.5% California franchise tax.

The components of income tax expense for fiscal years 2013 and 2012 were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Current:
Federal	$9,591	$11,311
State	2,304	2,796

	11,895	14,107
Deferred:
Federal	(293)	(4,257)
State	(11)	(2,444)

	(304)	(6,701)

Total income tax expense	$11,591	$7,406

The Company’s income tax expense was $0.4 million in fiscal year 2011.

A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2013 and 2012 (in thousands) is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Federal taxes at statutory rate	$10,405	$10,955
State and local income taxes, net of federal benefit	1,517	1,299
Impact of change in tax status	—	(2,962)
Tax effect of earnings not subject to federal income tax due to “S” Corporation status	—	(2,094)
Return to provision adjustments	(369)	—
Other	38	208

Total income tax expense	$11,591	$7,406

As a result of the Reorganization, the Company recorded an increase in current deferred tax assets of $3.6 million, an increase in noncurrent deferred tax liabilities of $0.6 million and a one-time deferred tax benefit of $3.0 million during the second quarter of fiscal year 2012.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry-forwards. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of February 1, 2014 and February 2, 2013 were as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Deferred rent	$4,970	$4,481
Stock-based compensation	4,245	3,616
Accrued expenses	1,334	1,553
Inventories	1,816	2,223
Compensation and benefits	575	602
Capital lease	485	561
Deferred revenue	425	545

Total deferred tax assets	13,850	13,581
Deferred tax liabilities:
Property and equipment	(5,840)	(6,256)
Prepaid expenses	(763)	(378)
Marketable securities	(8)	(12)

Total deferred tax liabilities	(6,611)	(6,646)

Net deferred tax asset	$7,239	$6,935

The Company’s net deferred tax asset was $0.2 million at January 28, 2012.

Uncertain Tax Positions

As of February 1, 2014 and February 2, 2013, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. The Company did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2013, 2012 and 2011.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. Income tax returns for fiscal year 2009 to present are open for examination in the federal jurisdiction and in significant state jurisdictions.

16.	Earnings Per Share

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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2013, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$18,137	$23,893	$34,340
Weighted average basic shares outstanding	27,822	25,656	20,000
Dilutive effect of stock options and restricted stock	294	420	500

Weighted average shares for diluted earnings per share	28,116	26,076	20,500

Basic earnings per share of Class A and Class B common stock	$0.65	$0.93	$1.72

Diluted earnings per share of Class A and Class B common stock	$0.65	$0.92	$1.68

The earnings per share amounts are the same for Class A and Class B common stock, in aggregate, and individually for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Shares of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to one vote per shares and holders of Class B common stock are entitled to 10 votes per share.

Total stock options of 1,766,000, 1,263,500 and 576,000 as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.

17.	Related Parties

As discussed in Note 9 to the Consolidated Financial Statements, the Company leases its corporate headquarters, distribution center and warehouse space from companies that are owned by the co-founder of Tilly’s.

There were no other related party transactions in fiscal years 2013, 2012 and 2011.

18.	Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration, except the fourth quarter of fiscal year 2012, which was fourteen weeks.

	Fiscal Year Ended February 1, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$109,119	$123,043	$123,779	$139,896
Gross profit	32,198	38,155	38,192	43,750
Operating income (loss)	3,917	7,199	10,150	8,471
Net income (loss)	2,308	4,267	6,145	5,417
Basic earnings (loss) per share	0.08	0.15	0.22	0.19
Diluted earnings (loss) per share	0.08	0.15	0.22	0.19

	Fiscal Year Ended February 2, 2013
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$96,524	$105,101	$124,895	$140,771
Gross profit	30,418	31,144	41,808	46,825
Operating income	6,026	(3,318)	13,868	14,814
Net income	5,914	(1,156)	9,294	9,841
Basic earnings per share	0.30	(0.04)	0.34	0.36
Diluted earnings per share	0.29	(0.04)	0.33	0.35

(1)	As discussed in Notes 1, 2 and 14 to the Consolidated Financial Statements, during the second quarter of fiscal year 2012 (fiscal year ended February 2, 2013) the Company converted from an “S” Corporation to a “C” Corporation for income tax purposes. Also during that quarter, as discussed in Note 12 to the Consolidated Financial Statements, the Company recognized $7.6 million of compensation expense related to stock options that became exercisable upon the consummation of the Company’s May 3, 2012 IPO.

19.	Subsequent Events

As disclosed in Note 8 to the Consolidated Financial Statements, the Company amended its credit agreement with Wells Fargo Bank, N.A. on March 17, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 1, 2014 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (1992 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 1, 2014. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit the Company, as an emerging growth company, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management has determined that, as of February 1, 2014, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 1, 2014 (the “2014 Proxy Statement”).

In addition, our Board of Directors has adopted a Code of Business Ethics that applies to all of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The current version of the Code of Business Ethics is available on our website under the Investor Relations section at www.tillys.com. In accordance with rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose any amendments to certain provisions of the Code of Business Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Investor Relations section at www.tillys.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2014.

Tilly’s, Inc.

/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Daniel Griesemer and Jennifer L. Ehrhardt, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and as of the dates indicated on April 1, 2014.

Signature	Title

/s/ Daniel Griesemer Daniel Griesemer	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jennifer L. Ehrhardt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jennifer L. Ehrhardt

/s/ Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer
Hezy Shaked

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr

/s/ Bernard Zeichner	Director
Bernard Zeichner

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Tilly’s, Inc.(3)

3.2	Amended and Restated Bylaws of Tilly’s, Inc.(9)

4.1	Form of Class A common stock certificate(5)

10.1	Form of indemnification agreement between Tilly’s and each of its directors and officers(3)

10.2	Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California)(1)

10.3	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California)(1)

10.4	Amendment #1 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California)(1)

10.5	Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of July 1, 2012 (15 Chrysler, Irvine, California)(7)

10.6	Form of Amended and Restated Tilly’s 2007 Stock Option Plan(3)

10.7	Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form)(3)

10.8	Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form)(3)

10.9	Form of re-priced stock option grant agreement pursuant to the 2007 Plan(3)

10.10	Form of Tilly’s 2012 Equity and Incentive Award Plan(4)

10.11	Form of Stock Option Award Agreement Pursuant to 2012 Plan(4)

10.12	Form of Restricted Stock Award Agreement Pursuant to 2012 Plan(4)

10.12.1	Form of Amended Restricted Stock Award Agreement Pursuant to 2012 Plan(10)

10.13	Offer Letter, dated as of January 15, 2011, by and between Daniel Griesemer and World of Jeans & Tops, d/b/a Tilly’s(1)

10.14	Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank(2)

10.15	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California)(3)

10.16	Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California)(4)

10.17	Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.18	Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.19	Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.20	Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.21	Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012(6)

10.22	Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012(6)

10.23	Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto)(3)

10.24	Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (3)

10.25	Offer Letter between Tilly’s, Inc. and Jennifer Ehrhardt entered into on August 28, 2013(8)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013; (ii) Consolidated Statements of Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2014 and February 2, 2013 and January 28, 2012; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012; and (vi) the Notes to the Consolidated Financial Statements.**

*	Filed herewith
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.
(1)	Filed as an exhibit to the Form S-1 (File No: 333-175299) filed July 1, 2011.
(2)	Filed as an exhibit to the Amendment No. 1 to the Form S-1 (File No.: 333-175299) filed August 11, 2011.

(3)	Filed as an exhibit to the Amendment No. 2 to the Form S-1 (File No.: 333-175299) filed September 7, 2011.
(4)	Filed as an exhibit to the Amendment No. 3 to the Form S-1 (File No.: 333-175299) filed March 23, 2012.
(5)	Filed as an exhibit to the Amendment No. 5 to the Form S-1 (File No.: 333-175299) filed April 23, 2012.
(6)	Filed as an exhibit to the quarterly report on Form 10-Q for the period ended April 28, 2012.
(7)	Filed as an exhibit to the quarterly report on Form 10-Q for the period ended July 28, 2012.
(8)	Filed as Exhibit 10.1 to the current report on Form 8-K filed August 28, 2013.
(9)	Filed as Exhibit 3.1 to the current report on Form 8-K filed November 19, 2013.
(10)	Filed as Exhibit 10.12.1 to the annual report on Form 10-K filed April 3, 2013.