Form 10-Q
period 2014-05-03
TILLY'S, INC.
filed 2014-06-11
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of June 6, 2014, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	11,457,990
Class B common stock $0.001 par value	16,574,265

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended May 3, 2014

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 3, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,396	$25,412
Marketable securities	24,971	34,943
Receivables	9,296	8,545
Merchandise inventories	52,850	46,266
Prepaid expenses and other current assets	11,948	11,772

Total current assets	126,461	126,938
Property and equipment, net	105,146	100,936
Other assets	4,715	4,533

Total assets	$236,322	$232,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,766	$19,645
Deferred revenue	5,202	6,214
Accrued compensation and benefits	3,458	4,975
Accrued expenses	11,648	9,241
Current portion of deferred rent	5,509	5,395
Current portion of capital lease obligation/Related party (Note 10)	770	758

Total current liabilities	48,353	46,228
Long-term portion of deferred rent	43,440	42,756
Long-term portion of capital lease obligation/Related party (Note 10)	2,303	2,500

Total long-term liabilities	45,743	45,256

Total liabilities	94,096	91,484
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; May 3, 2014—100,000 shares authorized, 11,429 shares issued and outstanding; February 1, 2014—100,000 shares authorized, 11,361 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; May 3, 2014—35,000 shares authorized, 16,574 shares issued and outstanding; February 1, 2014—35,000 shares authorized, 16,642 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; May 3, 2014 and February 1, 2014—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	123,598	122,886
Retained earnings	18,588	17,997
Accumulated other comprehensive income	12	12

Total stockholders’ equity	142,226	140,923

Total liabilities and stockholders’ equity	$236,322	$232,407

The accompanying notes are an integral part of these consolidated financial statements .

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$111,134	$109,119
Cost of goods sold (includes buying, distribution, and occupancy costs)	79,807	77,313

Gross profit	31,327	31,806
Selling, general and administrative expenses	30,250	27,889

Operating income	1,077	3,917
Other expense, net	—	49

Income before income taxes	1,077	3,868
Income tax expense	486	1,560

Net income	$591	$2,308

Basic earnings per share of Class A and Class B common stock	$0.02	$0.08
Diluted earnings per share of Class A and Class B common stock	$0.02	$0.08
Weighted average basic shares outstanding	27,983	27,692
Weighted average diluted shares outstanding	28,151	28,027

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$591	$2,308
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities	—	31

Other comprehensive income	—	31

Comprehensive income	$591	$2,339

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2014	11,361	16,642	$28	$122,886	$17,997	$12	$140,923
Net income	—	—	—	—	591	—	591
Shares converted by founders	68	(68)	—	—	—	—	—
Excess tax deficiencies from stock- based compensation				(126)			(126)
Stock-based compensation expense	—	—	—	838	—	—	838

Balance at May 3, 2014	11,429	16,574	$28	$123,598	$18,588	$12	$142,226

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities
Net income	$591	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,776	4,650
Loss (gain) on disposal of assets	29	(3)
Gain on sales and maturities of marketable securities	(37)	(44)
Deferred income taxes	34	347
Stock-based compensation expense	838	892
Changes in operating assets and liabilities:
Receivables	(751)	(2,155)
Merchandise inventories	(6,584)	(3,070)
Prepaid expenses and other assets	(517)	(1,648)
Accounts payable	2,176	1,912
Accrued expenses	1,279	1,493
Accrued compensation and benefits	(1,517)	(2,728)
Deferred rent	798	1,882
Deferred revenue	(1,012)	(928)

Net cash provided by operating activities	103	2,908

Cash flows from investing activities
Purchase of property and equipment	(7,943)	(11,435)
Proceeds from sale of property and equipment	—	11
Purchases of marketable securities	(4,991)	—
Maturities of marketable securities	15,000	10,000

Net cash provided by (used in) investing activities	2,066	(1,424)

Cash flows from financing activities
Payment of capital lease obligation	(185)	(174)

Net cash used in financing activities	(185)	(174)

Change in cash and cash equivalents	1,984	1,310
Cash and cash equivalents, beginning of period	25,412	17,314

Cash and cash equivalents, end of period	$27,396	$18,624

Supplemental disclosures of cash flow information
Interest paid	$50	$67
Income taxes (refunded) paid	$(22)	$786
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$3,422	$2,494

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Company and Basis of Presentation

Tilly’s, Inc. was formed as a Delaware corporation on May 4, 2011 for the purpose of reorganizing the corporate structure of World of Jeans & Tops, a California corporation, or WOJT. On May 2, 2012, the shareholders of WOJT contributed all of their shares of common stock to Tilly’s, Inc. in return for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, effective May 2, 2012, WOJT converted from an “S” Corporation to a “C” Corporation for income tax purposes. These events are collectively referred to as the “Reorganization”. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where context requires or where otherwise indicated, the terms “Company” and “Tilly’s” refers to WOJT before the Reorganization and to Tilly’s, Inc. and its subsidiary, WOJT, after the Reorganization.

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 198 and 195 stores as of May 3, 2014 and February 1, 2014, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

The accompanying unaudited consolidated financial statements include the assets, liabilities, revenues and expenses of the Company. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, have been omitted from this report as is permitted by SEC rules and regulations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen weeks ended May 3, 2014 and May 4, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 3, 2014 and May 4, 2013 refer to the thirteen-week periods ended as of those dates.

Correction to the Consolidated Statement of Income

The Company identified a prior period error related to the classification of stock-based compensation. Accordingly, the Company has corrected the accompanying consolidated statement of income for the thirteen weeks ended May 4, 2013. The Company identified $0.4 million of stock-based compensation previously included in selling, general and administrative expenses that should have been presented as a component of cost of goods sold. The error had no impact on the amounts previously reported in the Company’s consolidated balance sheet and statement of comprehensive income, and had no impact on net income. Management has evaluated the materiality of the error quantitatively and qualitatively and has concluded that the correction of this error is immaterial to the consolidated statement of income and the consolidated financial statements as a whole.

2.	Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of May 3, 2014 and February 1, 2014, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at May 3, 2014 and February 1, 2014 (in thousands):

	May 3, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$24,951	$22	$(2)	$24,971

	February 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,923	$23	$(3)	$34,943

For the thirteen weeks ended May 3, 2014, the Company recognized gains on investments of $37 thousand for commercial paper which matured during the period. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other expense, net on the consolidated statements of income.

4.	Line of Credit

On May 3, 2012, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., which the Company amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility, which was effective as of February 3, 2014, continues to provide for a $25.0 million revolving line of credit, with a maturity date of May 31, 2017. The interest charged on borrowings is either at the London Interbank Offered Rate, or LIBOR, plus 1.00%, or at the bank’s prime rate. The Company has the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility, Wells Fargo may issue stand-by and commercial letters of credit up to $15.0 million.

The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet of WOJT, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

As of May 3, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

5.	Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for important factors that could adversely impact us and our results of operations.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010 . On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted the Company’s motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and discovery is in the early stages. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. The Company intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC . On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May 2013. The Company has appealed the denial of the motion to compel arbitration. The Company intends to defend this case vigorously.

6.	Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosure, or ASC 820, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 established the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

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

During the thirteen weeks ended May 3, 2014 and May 4, 2013, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 3, 2014 and February 1, 2014, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 3, 2014			February 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$24,325	$—	$—	$25,316	$—	$—
Marketable securities:
Commercial paper	—	24,971	—	—	34,943	—

7.	Stock-Based Compensation

On March 24, 2014, the Company granted stock options to purchase a total of 812,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan, or the 2012 plan. The exercise price of these awards is $12.31, which was the closing price of Tilly’s Class A common stock on the date of grant. These stock options vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the respective award recipient continues to be employed by the Company through each of those vesting dates.

The total grant date fair value of stock options granted during the thirteen weeks ended May 3, 2014 was $4.3 million, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair value of stock options granted during the thirteen weeks ended May 3, 2014 was estimated on the grant date using the following assumptions:

Expected option term(1)	5.0 years
Expected volatility factor(2)	46.9%
Risk-free interest rate(3)	1.8%
Expected annual dividend yield	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the thirteen weeks ended May 3, 2014 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at February 1, 2014	2,356,790	$13.31
Granted	812,500	12.31
Exercised	—	—
Forfeited	(75,000)	15.57

Outstanding at May 3, 2014	3,094,290	$12.99	7.8	$1,890

Vested and expected to vest at May 3, 2014	2,848,108	$12.93	7.7	$1,889

Exercisable at May 3, 2014	1,255,790	$12.13	5.9	$1,884

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $11.61 at May 2, 2014.

There are a total of 2,913,900 shares issuable under the 2012 Plan, of which 850,645 shares were still available for issuance as of May 3, 2014. The Company recorded a total of $0.8 million of stock-based compensation expense in the thirteen weeks ended May 3, 2014. At May 3, 2014, there was $8.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 3.0 years.

8.	Income Taxes

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

The expected annual effective income tax rate was 40.5% and 40.3% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The effective tax rate of 45.1% for the thirteen weeks ended May 3, 2014 reflects a discrete item related to vested stock option forfeitures.

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

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$591	$2,308
Weighted average basic shares outstanding	27,983	27,692
Dilutive effect of stock options and restricted stock	168	335

Weighted average shares for diluted earnings per share	28,151	28,027

Basic earnings per share	$0.02	$0.08

Diluted earnings per share	$0.02	$0.08

10.	Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013 for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $3.1 million and $3.3 million as of May 3, 2014 and February 1, 2014, respectively. The gross amount of the building under capital lease was $7.8 million as of both May 3, 2014 and February 1, 2014. The gross amount of accumulated depreciation of the building under capital lease was $5.9 million and $5.8 million as of May 3, 2014 and February 1, 2014, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013. The Company subleases part of the building to an unrelated third party. The sublease terminates on May 31, 2014.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The

Company uses this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million for both the thirteen weeks ended May 3, 2014 and May 4, 2013.

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

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 3, 2014, we operated 198 stores, averaging 7,800 square feet, in 32 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).

Net sales increased 1.8%, to $111.1 million for the thirteen weeks ended May 3, 2014 from $109.1 million for the thirteen weeks ended May 4, 2013. Operating income decreased 72%, to $1.1 million for the thirteen weeks ended May 3, 2014 from $3.9 million for the thirteen weeks ended May 4, 2013, primarily due to a decline in our comparable store sales and increased occupancy costs related to store growth. Our comparable store sales decreased 6.8% for the thirteen weeks ended May 3, 2014, which followed a 1.9% decrease for the full fiscal year 2013 and compares to a 1.1% increase in the first quarter of fiscal year 2013.

Since the beginning of fiscal 2008, we have more than doubled our store count from 73 stores to 198 stores as of May 3, 2014. We added three new stores in the first quarter of fiscal year 2014 and plan to add at least 15 additional stores by the end of the year. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for other important factors that could adversely impact us and our results of operations.

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

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013 (1)
	(in thousands)
Statements of Income Data:
Net sales	$111,134	$109,119
Cost of goods sold	79,807	77,313

Gross profit	31,327	31,806
Selling, general and administrative expenses	30,250	27,889

Operating income	1,077	3,917
Other expense, net	—	49

Income before income taxes	1,077	3,868
Income tax expense	486	1,560

Net income	$591	$2,308

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	71.8%	70.9%

Gross profit	28.2%	29.1%
Selling, general and administrative expenses	27.2%	25.6%

Operating income	1.0%	3.6%
Interest expense, net	0.0%	0.0%

Income before income taxes	1.0%	3.5%
Income tax expense	0.4%	1.4%

Net income	0.5%	2.1%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Store Operating Data:
Stores operating at end of period	198	175
Comparable store sales change (2)	-6.8%	1.1%
Total square feet at end of period	1,535,437	1,370,539
Average net sales per store (in thousands) (3)	$499	$565
Average net sales per square foot (3)	$64	$72
E-commerce revenues (in thousands) (4)	$12,749	$12,597

(1)	Gross profit in the first quarter of fiscal 2013 includes a $0.4 million reclassification of stock-based compensation expense from selling, general and administrative expenses to cost of goods sold to correct for an immaterial prior period error.
(2)	E-commerce sales contributed 0.9% and 2.3% to the comparable store sales change for the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively.
(3)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.
(4)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

Net Sales

Net sales increased $2.0 million, or 1.8%, to $111.1 million for the thirteen weeks ended May 3, 2014 from $109.1 million for the thirteen weeks ended May 4, 2013. A portion of this increase was due to net sales of $9.6 million from stores open in the first quarter of fiscal 2014 that were not open during the same period last year. This was partially offset by a comparable store net sales decrease of 6.8%, or $7.2 million, in the thirteen weeks ended May 3, 2014 compared to the thirteen weeks ended May 4, 2013. This decrease was due to lower net sales of guys’, footwear and accessories, and nearly flat sales in juniors’ and kids’ apparel. There were 168 comparable brick-and-mortar stores and 30 non-comparable brick-and-mortar stores open as of May 3, 2014.

Net sales from our e-commerce store, including shipping fees, increased $0.1 million, or 1%, to $12.7 million for the thirteen weeks ended May 3, 2014 from $12.6 million for the thirteen weeks ended May 4, 2013.

Gross Profit

Gross profit decreased $0.5 million, or 2%, to $31.3 million for the thirteen weeks ended May 3, 2014 from $31.8 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, gross profit was 28.2% and 29.1% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The decrease in gross profit margin was primarily due to deleverage in occupancy costs as a result of the negative comparable store sales, partially offset by approximately 60 basis points of product margin improvement.

Selling, General and Administrative Expenses

SG&A expenses increased $2.4 million, or 8%, to $30.3 million for the thirteen weeks ended May 3, 2014 from $27.9 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, SG&A expenses were 27.2% and 25.6% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

Selling expenses increased $2.4 million, or 13%, to $21.2 million for the thirteen weeks ended May 3, 2014 from $18.8 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, selling expenses were 19.1% and 17.3% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The following contributed to the increase in selling expenses as a percentage of net sales:

•	store and regional payroll, payroll benefits and related personnel costs increased $2.1million, or 1.7% as a percentage of net sales, as these costs increased at a higher rate than net sales primarily due to a relatively small increase in net sales and a greater proportion of the store base this year comprised of newer stores with immature sales volumes; and reflected e-commerce fulfillment labor costs that were previously included in general and administrative expenses; and

•	marketing costs, credit card processing, supplies and other costs increased $0.2 million, which represents an increase of 0.1% as a percentage of net sales, due to these costs increasing at a higher rate than the net sales.

General and administrative expenses increased slightly to $9.1 million for the thirteen weeks ended May 3, 2014 from $9.0 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, general and administrative expenses were 8.1% and 8.3% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	payroll, payroll benefits and related costs for corporate office personnel decreased $0.5 million, which represents a decrease of 0.5% as a percentage of net sales, mostly due to e-commerce fulfillment labor costs being reclassified to selling expenses, and a decrease in incentive bonus accruals for corporate employees in fiscal year 2014 as compared to fiscal year 2013; partially offset by

•	depreciation, legal and other office expenses increased $0.4 million, or 0.3% as a percentage of net sales, due to the growth of the company.

Operating Income

Operating income decreased $2.8 million, or 72%, to $1.1 million for the thirteen weeks ended May 3, 2014 from $3.9 million for the thirteen weeks ended May 4, 2013. As a percentage of net sales, operating income was 1.0% and 3.6% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The decrease in operating income as a percentage of net sales was mostly due to deleverage of occupancy and other SG&A costs due to negative comparable store sales.

Other Income / Expense, Net

Net other expense was less than $1 thousand and $49 thousand for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. Net interest expense reflects interest paid on a capitalized lease of our corporate office and distribution center as well as costs incurred in fiscal 2013 related to maintaining our unused line of credit bank facility, net of interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Tax Expense

Income taxes were $0.5 million and $1.6 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. This reflects an expected annual effective tax rate of 40.5% for the thirteen weeks ended May 3, 2014 compared to an annual effective tax rate of 40.3% for the thirteen weeks ended May 4, 2013. The effective tax rate of 45.1% for the thirteen weeks ended May 3, 2014 reflects a discrete item related to vested stock option forfeitures.

Net Income

Net income decreased $1.7 million, or 74%, to $0.6 million for the thirteen weeks ended May 3, 2014 from $2.3 million for the thirteen weeks ended May 4, 2013, due to the factors discussed above.

Basic and diluted earnings per share of Class A and Class B common stock decreased 75%, to $0.02 for the thirteen weeks ended May 3, 2014 from $0.08 for the thirteen weeks ended May 4, 2013.

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We have never drawn funds from or issued letters of credit financing from the revolving credit facility and do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand, marketable securities and cash flows from operations.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements to our distribution facilities, marketing and information technology expenditures. In addition to cash and cash equivalents, the most significant components of our working capital are merchandise inventories, accounts payable and other current liabilities. We believe that cash flows from operating activities, the availability of cash under our revolving credit facility, if necessary, and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations and borrowings under our revolving credit facility are not sufficient to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Net cash provided by operating activities	$103	$2,908
Net cash provided by (used in) investing activities	2,066	(1,424)
Net cash used in financing activities	(185)	(174)

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $0.1 million of net cash from operating activities for the thirteen weeks ended May 3, 2014. The significant components of cash flows from operating activities were net income of $0.6 million and the add-back of non-cash depreciation and amortization expense of $4.8 million and non-cash stock-based compensation expense of $0.8 million. Accounts payable and accrued expenses increased by $3.5 million. In addition, deferred rent increased by $0.8 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $6.6 million due to the seasonality of inventory purchases and the opening of new stores, an increase in receivables of $0.8 million, a decrease in deferred revenue of $1.0 million due to the redemption of gift cards throughout the period, an increase in prepaid expenses and other assets of $0.5 million due mainly to an increase in non-current deferred taxes, and a decrease in accrued compensation and benefits of $1.5 million due mainly to lower annual incentive bonuses paid in the thirteen weeks ended May 3, 2014 as compared to the thirteen weeks ended May 4, 2013.

We generated $2.9 million of net cash from operating activities for the thirteen weeks ended May 4, 2013. The significant components of cash flows from operating activities were net income of $2.3 million and the add-back of non-cash depreciation and amortization expense of $4.7 million, stock-based compensation expense of $0.9 million and the increase in deferred taxes of $0.3 million. Accounts payable and accrued expenses increased by $3.4 million. In addition, deferred rent increased by $1.9 million due to the opening of new stores. The above was offset by an increase in merchandise inventories of $3.1 million due to the seasonality of inventory purchases and the opening of new stores, an increase in receivables of $2.2 million due to the growth of the business, a decrease in deferred revenue of $0.9 million due to the redemption of gift cards throughout the period, an increase in prepaid expenses and other assets of $1.6 million due mainly to an increase in non-current deferred taxes and a decrease in accrued compensation and benefits of $2.7 million due mainly to lower annual incentive bonuses paid in the thirteen weeks ended May 4, 2013.

Net Cash Provided by Investing Activities

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

Net cash generated from investing activities was $2.1 million for the thirteen weeks ended May 3, 2014, compared to net cash used of $1.4 million for the thirteen weeks ended May 4, 2013. We received proceeds of $15.0 million from the maturities of marketable securities and purchased $5.0 million of marketable securities during the period. Capital expenditures totaled $7.9 million, the majority of which related to stores and our new e-commerce fulfillment center. Spending on new stores and the remodeling or other improvements of existing stores were $3.9 million and $6.6 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

Net Cash Used in Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.

Net cash used in financing activities was $0.2 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, consisting of $0.2 million in both periods for payments on our capital lease obligation.

Line of Credit

On May 3, 2012, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A., which the Company amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility, which was effective as of February 3, 2014, continues to provide for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged on borrowings is either at LIBOR plus 1.00%, or at the bank’s prime rate. The Company has the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of the Company’s assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet of WOJT, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

Contractual Obligations

As of May 3, 2014, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of Tilly’s, Inc. in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Certain of the Company’s accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of the Company’s consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of May 3, 2014, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 3, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on our financial condition or results of operations. See “Risk Factors” in the company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for important factors that could adversely impact us and our results of operations.

Kristin Christiansen and Shellie Smith, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010 . On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and discovery is in the early stages. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC . On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, we filed a motion to compel arbitration, which was denied in May 2013. We have appealed the denial of the motion to compel arbitration. We intend to defend this case vigorously.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1

Amendment No. 1 to Amended and Restated Credit Agreement and Note, dated as of March 17, 2014, by and between World of Jeans & Tops, a California corporation, and Wells Fargo, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 19, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date: June 11, 2014
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 11, 2014
/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer (Principal Financial Officer)