Form 10-Q
period 2014-08-02
TILLY'S, INC.
filed 2014-09-09
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of September 4, 2014, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	11,496,686
Class B common stock $0.001 par value	16,574,265

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended August 2, 2014

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	August 2, 2014	February 1, 2014

ASSETS
Current assets:
Cash and cash equivalents	$32,408	$25,412
Marketable securities	24,961	34,943
Receivables	10,295	8,545
Merchandise inventories	70,387	46,266
Prepaid expenses and other current assets	12,133	11,772

Total current assets	150,184	126,938
Property and equipment, net	105,937	100,936
Other assets	4,989	4,533

Total assets	$261,110	$232,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,055	$19,645
Deferred revenue	4,777	6,214
Accrued compensation and benefits	5,757	4,975
Accrued expenses	16,778	9,241
Current portion of deferred rent	5,905	5,395
Current portion of capital lease obligation/Related party (Note 10)	782	758

Total current liabilities	72,054	46,228
Long-term portion of deferred rent	42,242	42,756
Long-term portion of capital lease obligation/Related party (Note 10)	2,103	2,500

Total long-term liabilities	44,345	45,256

Total liabilities	116,399	91,484

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock (Class A), $0.001 par value; August 2, 2014 - 100,000 shares authorized, 11,497 shares issued and outstanding; February 1, 2014 - 100,000 shares authorized, 11,361 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; August 2, 2014 - 35,000 shares authorized, 16,574 shares issued and outstanding; February 1, 2014 - 35,000 shares authorized, 16,642 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; August 2, 2014 and February 1, 2014 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	124,829	122,886
Retained earnings	19,854	17,997
Accumulated other comprehensive income	—	12

Total stockholders’ equity	144,711	140,923

Total liabilities and stockholders’ equity	$261,110	$232,407

The accompanying notes are an integral part of these consolidated financial statements

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$123,060	$123,043	$234,194	$232,161
Cost of goods sold (includes buying, distribution, and occupancy costs)	88,405	85,155	168,212	162,467

Gross profit	34,655	37,888	65,982	69,694
Selling, general and administrative expenses	32,326	30,689	62,576	58,578

Operating income	2,329	7,199	3,406	11,116
Other income (expense), net	4	(47)	3	(96)

Income before income taxes	2,333	7,152	3,409	11,020
Income tax expense	1,067	2,885	1,552	4,445

Net income	$1,266	$4,267	$1,857	$6,575

Basic earnings per share of Class A and Class B common stock	$0.05	$0.15	$0.07	$0.24
Diluted earnings per share of Class A and Class B common stock	$0.05	$0.15	$0.07	$0.23
Weighted average basic shares outstanding	28,014	27,727	27,999	27,710
Weighted average diluted shares outstanding	28,049	28,080	28,100	28,053

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net income	$1,266	$4,267	$1,857	$6,575
Other comprehensive income:
Net change in unrealized gain/loss on available-for-sale securities	(12)	(21)	(12)	(7)

Other comprehensive income	(12)	(21)	(12)	(7)

Comprehensive income	$1,254	$4,246	$1,845	$6,568

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at February 1, 2014	11,361	16,642	$28	$122,886	$17,997	$12	$140,923
Net income	—	—	—	—	1,857	—	1,857
Restricted stock	49	—	—	—	—	—	—
Shares converted by founders	68	(68)	—	—	—	—	—
Excess tax deficiencies from stock-based compensation	—	—	—	(125)	—	—	(125)
Stock-based compensation expense	—	—	—	1,903	—	—	1,903
Exercise of stock options	19	—	—	165	—	—	165
Net change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	(12)	(12)

Balance at August 2, 2014	11,497	16,574	$28	$124,829	$19,854	$—	$144,711

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013

Cash flows from operating activities
Net income	$1,857	$6,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,182	9,425
Loss on disposal of assets	39	111
Gain on sales and maturities of marketable securities	(77)	(119)
Deferred income taxes	334	558
Stock-based compensation expense	1,903	1,655
Excess tax benefit from stock-based compensation	—	(40)
Changes in operating assets and liabilities:
Receivables	(1,750)	(4,979)
Merchandise inventories	(24,121)	(16,804)
Prepaid expenses and other assets	(1,268)	(1,843)
Accounts payable	18,397	16,564
Accrued expenses	6,906	4,378
Accrued compensation and benefits	782	(839)
Deferred rent	(4)	3,805
Deferred revenue	(1,437)	(1,289)

Net cash provided by operating activities	11,743	17,158

Cash flows from investing activities
Purchase of property and equipment	(14,587)	(23,789)
Proceeds from sale of property and equipment	9	19
Purchases of marketable securities	(24,961)	(14,960)
Maturities of marketable securities	35,000	25,000

Net cash used in investing activities	(4,539)	(13,730)

Cash flows from financing activities
Payment of capital lease obligation	(373)	(351)
Proceeds from exercise of stock options	165	452
Excess tax benefit from stock-based compensation	—	40

Net cash (used in) provided by financing activities	(208)	141

Change in cash and cash equivalents	6,996	3,569
Cash and cash equivalents, beginning of period	25,412	17,314

Cash and cash equivalents, end of period	$32,408	$20,883

Supplemental disclosures of cash flow information
Interest paid	$97	$132
Income taxes paid	$63	$4,294

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,992	$2,284

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 203 and 195 stores as of August 2, 2014 and February 1, 2014, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 2, 2014 and August 3, 2013 refer to the thirteen-week periods ended as of those dates.

Correction to the Consolidated Statement of Income

The Company identified a prior period error related to the classification of stock-based compensation. Accordingly, the Company has corrected the accompanying consolidated statement of income for the thirteen and twenty-six weeks ended August 3, 2013. The Company identified $0.3 million and $0.7 million of stock-based compensation for the thirteen and twenty-six weeks ended August 3, 2013, respectively, previously included in selling, general and administrative expenses that should have been presented as a component of cost of goods sold. The error had no impact on the amounts previously reported in the Company’s consolidated balance sheet and statement of comprehensive income, and had no impact on net income. Management has evaluated the materiality of the error quantitatively and qualitatively and has concluded that the correction of this error is immaterial to the consolidated statement of income and the consolidated financial statements as a whole.

2.	Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

3.	Marketable Securities

Marketable securities are classified as available-for-sale and, as of August 2, 2014 and February 1, 2014, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at August 2, 2014 and February 1, 2014 (in thousands):

	August 2, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Commercial paper	$24,962	$3	$(4)	$24,961

	February 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Commercial paper	$34,923	$23	$(3)	$34,943

For the thirteen and twenty-six weeks ended August 2, 2014, the Company recognized gains on investments of $40 thousand and $77 thousand, respectively, for commercial paper which matured during the period. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net on the consolidated statements of income.

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

The Company is required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the Company’s balance sheet, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

As of August 2, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

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

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May 2013 and affirmed on appeal. The Company intends to defend this case vigorously.

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The case is currently stayed pending a case management conference in September 2014. The Company intends to defend the case vigorously.

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

During the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 2, 2014 and February 1, 2014, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 2, 2014			February 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash equivalents:
Money market securities	$25,355	$—	$—	$25,316	$—	$—

Marketable securities:
Commercial paper	—	24,961	—	—	34,943	—

7.	Stock-Based Compensation

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

The total grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 2, 2014 was $34 thousand and $4.3 million, respectively, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair value of stock options granted during the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-Six Weeks Ended August 2, 2014	Twenty-Six Weeks Ended August 3, 2013

Expected option term(1)	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	45.2% - 45.3%	55.8% - 56.0%	45.2% - 46.9%	55.8% - 56.2%
Risk-free interest rate(3)	1.8%	1.0% - 1.2%	1.8%	0.8% - 1.2%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended August 2, 2014 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)

Outstanding at February 1, 2014	2,356,790	$13.31
Granted	822,500	12.26
Exercised	(19,250)	8.59
Forfeited	(135,750)	14.34

Outstanding at August 2, 2014	3,024,290	$13.01	7.5	$130

Vested and expected to vest at August 2, 2014	2,883,133	$13.01	7.5	$130

Exercisable at August 2, 2014	1,347,540	$12.52	5.9	$130

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $7.46 at August 1, 2014.

On June 11, 2014, the Company granted 9,674 restricted shares of Class A common stock to each of its four independent directors under the 2012 Plan. These shares vest in two equal annual installments beginning on June 11, 2015, provided that the respective award recipient continues to serve on the Company’s board of directors through each of those vesting dates. The grant date fair value of these awards totaled $0.3 million. The Company is recognizing the expense related to these awards on a straight-line basis over the two-year service period commencing on the grant date.

On June 11, 2014, the Company’s stockholders approved the Amended and Restated Tilly’s 2012 Equity and Incentive Award Plan, or the Amended Plan, which increases the aggregate number of shares reserved for issuance thereunder by 1,500,000 shares, from 2,913,900 shares to a total of 4,413,900 shares, of which 2,322,601 shares were still available for issuance as of August 2, 2014. The Company recorded a total of $1.1 million and $1.9 million of stock-based compensation expense in the thirteen and twenty-six weeks ended August 2, 2014, respectively. At August 2, 2014, there was $8.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.7 years.

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

The Company’s effective income tax rate for the thirteen and twenty-six weeks ended August 2, 2014, was 45.7% and 45.5%, respectively. The Company’s effective income tax rates reflect the write-off of deferred tax assets related to the forfeiture of vested stock options in the first and second quarters of fiscal 2014, which represent discrete items.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net income	$1,266	$4,267	$1,857	$6,575
Weighted average basic shares outstanding	28,014	27,727	27,999	27,710
Dilutive effect of stock options and restricted stock	35	353	101	343

Weighted average shares for diluted earnings per share	28,049	28,080	28,100	28,053

Basic earnings per share	$0.05	$0.15	$0.07	$0.24

Diluted earnings per share	$0.05	$0.15	$0.07	$0.23

10.	Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended August 2, 2014 and August 3, 2013 and $0.4 million for both of the twenty-six weeks ended August 2, 2014 and August 3, 2013 for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $2.9 million and $3.3 million as of August 2, 2014 and February 1, 2014, respectively. The gross amount of the building under capital lease was $7.8 million as of both August 2, 2014 and February 1, 2014. The gross amount of accumulated depreciation of the building under capital lease was $6.1 million and $5.8 million as of August 2, 2014 and February 1, 2014, respectively.

The Company leases warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on October 31, 2014 and is being accounted for as an operating lease. The Company incurred rent expense of $0.1 million for both of the thirteen weeks ended August 2, 2014 and August 3, 2013 and $0.1 million for both of the twenty-six weeks ended August 2, 2014 and August 3, 2013. As of August 2, 2014, the Company subleases part of the building to an unrelated third party on a month-to-month basis.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million for both of the thirteen weeks ended August 2, 2014 and August 3, 2013 and $0.2 million for both of the twenty-six weeks ended August 2, 2014 and August 3, 2013.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company uses this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million for both of the thirteen weeks ended August 2, 2014 and August 3, 2013 and $0.5 million for both of the twenty-six weeks ended August 2, 2014 and August 3, 2013.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 2, 2014, we operated 203 stores, averaging 7,700 square feet, in 33 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).

Net sales increased slightly compared to last year to $123.1 million for the thirteen weeks ended August 2, 2014 from $123.0 million for the thirteen weeks ended August 3, 2013. Operating income decreased 68%, to $2.3 million for the thirteen weeks ended August 2, 2014 from $7.2 million for the thirteen weeks ended August 3, 2013, primarily due to a decline in our comparable store sales and increased occupancy and payroll costs related to store growth. Our comparable store sales decreased 7.1% for the thirteen weeks ended August 2, 2014, which followed a 1.9% decrease for the full fiscal year 2013 and compares to a 0.5% decrease in the second quarter of fiscal year 2013.

Since the beginning of fiscal 2009, we have more than doubled our store count from 99 stores to 203 stores as of August 2, 2014. As of August 2, 2014, we have added eight net new stores in fiscal year 2014 and plan to add at least ten additional net stores by the end of the fiscal year. We expect to fund this store expansion through our cash on hand and cash flows from operations.

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

The components of our SG&A expenses may not be comparable to those of other retailers. We expect that our SG&A expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we incur as a result of being a public company. Among other things, we expect that ongoing compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations could result in significant incremental legal, accounting and other overhead costs.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013 (1)	August 2, 2014	August 3, 2013 (1)
	(in thousands)		(in thousands)
Statements of Income Data:
Net sales	$123,060	$123,043	$234,194	$232,161
Cost of goods sold	88,405	85,155	168,212	162,467

Gross profit	34,655	37,888	65,982	69,694
Selling, general and administrative expenses	32,326	30,689	62,576	58,578

Operating income	2,329	7,199	3,406	11,116
Other income (expense), net	4	(47)	3	(96)

Income before income taxes	2,333	7,152	3,409	11,020
Income tax expense	1,067	2,885	1,552	4,445

Net income	$1,266	$4,267	$1,857	$6,575

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.8%	69.2%	71.8%	70.0%

Gross profit	28.2%	30.8%	28.2%	30.0%
Selling, general and administrative expenses	26.3%	24.9%	26.7%	25.2%

Operating income	1.9%	5.8%	1.5%	4.8%
Other income (expense), net	0.0%	0.0%	0.0%	-0.1%

Income before income taxes	1.9%	5.8%	1.5%	4.7%
Income tax expense	0.9%	2.3%	0.7%	1.9%

Net income	1.0%	3.5%	0.8%	2.8%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Store Operating Data:
Stores operating at end of period	203	182	203	182
Comparable store sales change (2)	-7.1%	-0.5%	-6.9%	0.2%
Total square feet at end of period	1,563,409	1,423,413	1,563,409	1,423,413
Average net sales per store (in thousands) (3)	$552	$618	$1,051	$1,184
Average net sales per square foot (3)	$71	$79	$136	$151

(1)	Gross profit in the thirteen and twenty-six weeks ended August 3, 2013 includes a $0.3 and $0.7 million reclassification respectively, of stock-based compensation expense from selling, general and administrative expenses to cost of goods sold to correct for an immaterial prior period error.
(2)	Comparable store sales include sales through our e-commerce store, but exclude gift card breakage income and e-commerce shipping and handling fee revenue.
(3)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

Net Sales

Net sales increased slightly to $123.1 million for the thirteen weeks ended August 2, 2014 from $123.0 million for the thirteen weeks ended August 3, 2013. A portion of this increase was due to net sales of $8.8 million from stores open in the second quarter of fiscal 2014 that were not open during the same period last year. This was offset by a comparable store net sales decrease of 7.1%, or $8.6 million, in the thirteen weeks ended August 2, 2014 compared to the thirteen weeks ended August 3, 2013. Net sales decreases in men’s and accessories were higher than the total company trend, while declines in junior’s, kid’s and footwear were below the trend. There were 177 comparable brick-and-mortar stores and 26 non-comparable brick-and-mortar stores open as of August 2, 2014.

Gross Profit

Gross profit decreased $3.2 million, or 9%, to $34.7 million for the thirteen weeks ended August 2, 2014 from $37.9 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, gross profit was 28.2% and 30.8% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. The decrease in gross profit margin was primarily due to occupancy costs increasing at a higher rate than net sales and a 40 basis point decrease in product margins.

Selling, General and Administrative Expenses

SG&A expenses increased $1.6 million, or 5%, to $32.3 million for the thirteen weeks ended August 2, 2014 from $30.7 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, SG&A expenses were 26.3% and 24.9% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.

Selling expenses increased $2.0 million, or 9%, to $23.2 million for the thirteen weeks ended August 2, 2014 from $21.2 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, selling expenses were 18.8% and 17.2% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.

The following contributed to the increase in selling expenses as a percentage of net sales:

•	store, regional and e-commerce fulfillment payroll, payroll benefits and related personnel costs increased $2.6 million, or 2.1% as a percentage of net sales, as these costs increased at a higher rate than net sales primarily due to the addition of new stores and a relatively small increase in net sales and e-commerce fulfillment labor costs being reclassified into selling expenses from general and administrative expenses; partially offset by

•	marketing costs, supplies and other store support costs decreased $0.6 million, or 0.5% as a percentage of net sales, primarily due to lower catalog and promotional spend compared to last year.

General and administrative expenses decreased $0.4 million, or 4%, to $9.1 million for the thirteen weeks ended August 2, 2014 from $9.5 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, general and administrative expenses were 7.5% and 7.7% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	payroll, payroll benefits and related costs for corporate office personnel decreased $1.1 million, which represents a decrease of 0.9% as a percentage of net sales, primarily due to e-commerce fulfillment labor costs being reclassified to selling expenses, partially offset by

•	ongoing stock-based compensation increased $0.3 million, or 0.2%, as a percentage of net sales; and

•	depreciation, consulting and other office expenses increased $0.4 million, or 0.3% as a percentage of net sales, due to the growth of the company.

Operating Income

Operating income decreased $4.9 million, or 68%, to $2.3 million for the thirteen weeks ended August 2, 2014 from $7.2 million for the thirteen weeks ended August 3, 2013. As a percentage of net sales, operating income was 1.9% and 5.8% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. The decrease in operating income as a percentage of net sales was primarily due to occupancy and store payroll costs increasing at a higher rate than net sales, as discussed above.

Other Income / Expense, Net

Net other income was four thousand compared to expense of $47 thousand for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. Net other income reflects interest income earned on cash balances and on tenant construction allowances due from landlords, partially offset by interest expense paid on the capitalized lease of our corporate office and distribution center.

Provision for Income Tax Expense

Income taxes were $1.1 million and $2.9 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. This reflects effective tax rates of 45.7% and 40.3% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. The higher effective tax rate for the thirteen week period ended August 2, 2014 over the prior period reflects the write-off of deferred tax assets related to the forfeiture of certain vested stock options in the second quarter of fiscal 2014.

Net Income

Net income decreased $3.0 million, or 70%, to $1.3 million for the thirteen weeks ended August 2, 2014 from $4.3 million for the thirteen weeks ended August 3, 2013, due to the factors discussed above.

Basic and diluted earnings per share of Class A and Class B common stock decreased 67% to $0.05 for the thirteen weeks ended August 2, 2014 from $0.15 for the thirteen weeks ended August 3, 2013.

Twenty-Six Weeks Ended August 2, 2014 Compared to Twenty-Six Weeks Ended August 3, 2013

Net Sales

Net sales increased $2.0 million, or 0.9%, to $234.2 million for the twenty-six weeks ended August 2, 2014 from $232.2 million for the twenty-six weeks ended August 3, 2013. A portion of this increase was due to net sales of $18.5 million from stores open in the first half of fiscal 2014 that were not open during the same period last year. This was partially offset by a comparable store net sales decrease of 6.9%, or $15.8 million, in the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013. Net sales decreases in men’s, accessories and footwear were higher than the total company trend, while declines in junior’s and kid’s were lower than the company trend. There were 177 comparable brick-and-mortar stores and 26 non-comparable brick-and-mortar stores open as of August 2, 2014.

Gross Profit

Gross profit decreased $3.7 million, or 5%, to $66.0 million for the twenty-six weeks ended August 2, 2014 from $69.7 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, gross profit was 28.2% and 30.0% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The decrease in gross profit margin was primarily due to occupancy costs increasing at a higher rate than net sales, partially offset by approximately 10 basis points of product margin improvement.

Selling, General and Administrative Expenses

SG&A expenses increased $4.0 million, or 7%, to $62.6 million for the twenty-six weeks ended August 2, 2014 from $58.6 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, SG&A expenses were 26.7% and 25.2% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

Selling expenses increased $4.4 million, or 11%, to $44.4 million for the twenty-six weeks ended August 2, 2014 from $40.0 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, selling expenses were 18.9% and 17.2% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

The following contributed to the increase in selling expenses as a percentage of net sales:

•	store, regional and e-commerce fulfillment payroll, payroll benefits and related personnel costs increased $4.7 million, or 1.9% as a percentage of net sales, as these costs increased at a higher rate than net sales primarily due to the addition of new stores and a relatively small increase in net sales and e-commerce fulfillment labor costs being reclassified into selling expenses from general and administrative expenses; partially offset by

•	marketing costs, supplies and other store support costs decreased $0.3 million, which represents a decrease of 0.2% as a percentage of net sales, primarily due to lower net catalog and promotional spend compared to last year.

General and administrative expenses decreased $0.4 million to $18.2 million for the twenty-six weeks ended August 2, 2014 from $18.6 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, general and administrative expenses were 7.8% and 8.0% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

The following contributed to the decrease in general and administrative expenses as a percentage of net sales:

•	payroll, payroll benefits and related costs for corporate office personnel decreased $1.8 million, which represents a decrease of 0.8% as a percentage of net sales, mostly due to e-commerce fulfillment labor costs being reclassified to selling expenses; partially offset by

•	ongoing stock-based compensation increased $0.5 million, or 0.2%, as a percentage of net sales; and

•	depreciation, consulting and other office expenses increased $0.9 million, or 0.4% as a percentage of net sales, due to the growth of the company.

Operating Income

Operating income decreased $7.7 million, or 69%, to $3.4 million for the twenty-six weeks ended August 2, 2014 from $11.1 million for the twenty-six weeks ended August 3, 2013. As a percentage of net sales, operating income was 1.5% and 4.8% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The decrease in operating income as a percentage of net sales was primarily due to occupancy and store payroll costs increasing at a higher rate than net sales, as discussed above.

Other Income / Expense, Net

Net other income was three thousand compared to expense of $96 thousand for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. Net other income reflects interest income earned on cash balances and on tenant construction allowances due from landlords, partially offset by interest expense paid on a capitalized lease of our corporate office and distribution center.

Provision for Income Tax Expense

Income taxes were $1.6 million and $4.4 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. This reflects effective tax rates of 45.5% and 40.3% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. The higher effective tax rate for the twenty-six week period ended August 2, 2014 over the prior period reflects the write-off of deferred tax assets related to the forfeiture of certain vested stock options in both the first and second quarters of fiscal 2014.

Net Income

Net income decreased $4.7 million, or 71%, to $1.9 million for the twenty-six weeks ended August 2, 2014 from $6.6 million for the twenty-six weeks ended August 3, 2013, due to the factors discussed above.

Basic earnings per share of Class A and Class B common stock decreased 71%, to $0.07 for the twenty-six weeks ended August 2, 2014 from $0.24 for the twenty-six weeks ended August 3, 2013. Diluted earnings per share of Class A and Class B common stock decreased 70%, to $0.07 for the twenty-six weeks ended August 2, 2014 from $0.23 for the twenty-six weeks ended August 3, 2013.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
	(in thousands)

Net cash provided by operating activities	$11,743	$17,158
Net cash used in investing activities	(4,539)	(13,730)
Net cash (used in) provided by financing activities	(208)	141

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $11.7 million of net cash from operating activities for the twenty-six weeks ended August 2, 2014. The significant components of cash flows from operating activities were net income of $1.9 million and the add-back of non-cash depreciation and amortization expense of $10.2 million, non-cash stock-based compensation expense of $1.9 million and the change in deferred income taxes of $0.3 million. In addition, accounts payable and accrued expenses increased by $25.3 million, and accrued compensation and benefits increased $0.8 million due to the timing of payments. The above was offset by an increase in merchandise inventories of $24.1 million due to inventory purchases in anticipation of the upcoming back-to-school season and the opening of new stores, an increase in receivables of $1.8 million, a decrease in deferred revenue of $1.4 million due to the redemption of gift cards throughout the period and an increase in prepaid expenses and other assets of $1.3 million.

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

Net cash used in investing activities was $4.5 million for the twenty-six weeks ended August 2, 2014, compared to net cash used of $13.7 million for the twenty-six weeks ended August 3, 2013. We received proceeds of $35.0 million from the maturities of marketable securities and purchased $25.0 million of marketable securities during the period. Capital expenditures for the twenty-six weeks ended August 2, 2014 totaled $14.6 million, the majority of which related to stores and our new e-commerce fulfillment center. Spending on new stores and the remodeling or other improvements of existing stores were $8.9 million and $14.1 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.

Net cash used in financing activities was $0.2 for the twenty-six weeks ended August 2, 2014, consisting of payments on our capital lease obligation totaling $0.4 million partially offset by $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $0.1 million for the twenty-six weeks ended August 3, 2013, consisting of $0.5 million of proceeds from the exercise of stock options, partially offset by payments on our capital lease obligation totaling $0.4 million during the period.

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

As of August 2, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

Contractual Obligations

As of August 2, 2014, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

As of August 2, 2014, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 2, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The case is currently stayed pending a case management conference in September 2014. We intend to defend the case vigorously.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1	Tilly’s Inc. Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 1, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: September 9, 2014

/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 9, 2014
/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer
(Principal Financial Officer)