Form 10-Q
period 2014-11-01
TILLY'S, INC.
filed 2014-12-09
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of December 5, 2014, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	11,503,186
Class B common stock $0.001 par value	16,574,265

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended November 1, 2014

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	November 1, 2014	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,358	$25,412
Marketable securities	29,969	34,943
Receivables	5,856	8,545
Merchandise inventories	62,196	46,266
Prepaid expenses and other current assets	12,656	11,772

Total current assets	142,035	126,938
Property and equipment, net	105,607	100,936
Other assets	5,011	4,533

Total assets	$252,653	$232,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,948	$19,645
Deferred revenue	4,725	6,214
Accrued compensation and benefits	3,837	4,975
Accrued expenses	14,118	9,241
Current portion of deferred rent	6,098	5,395
Current portion of capital lease obligation/Related party (Note 10)	794	758

Total current liabilities	57,520	46,228
Long-term portion of deferred rent	42,574	42,756
Long-term portion of capital lease obligation/Related party (Note 10)	1,900	2,500

Total long-term liabilities	44,474	45,256

Total liabilities	101,994	91,484

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock (Class A), $0.001 par value; November 1, 2014 - 100,000 shares authorized, 11,499 shares issued and outstanding; February 1, 2014 - 100,000 shares authorized, 11,361 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; November 1, 2014 - 35,000 shares authorized, 16,574 shares issued and outstanding; February 1, 2014 - 35,000 shares authorized, 16,642 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; November 1, 2014 and February 1, 2014 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	125,652	122,886
Retained earnings	24,967	17,997
Accumulated other comprehensive income	12	12

Total stockholders’ equity	150,659	140,923

Total liabilities and stockholders’ equity	$252,653	$232,407

The accompanying notes are an integral part of these consolidated financial statements

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$131,283	$123,779	$365,477	$355,941
Cost of goods sold (includes buying, distribution, and occupancy costs)	90,735	85,936	258,947	248,403

Gross profit	40,548	37,843	106,530	107,538
Selling, general and administrative expenses	31,971	27,693	94,548	86,271

Operating income	8,577	10,150	11,982	21,267
Other (expense) income, net	(22)	116	(18)	20

Income before income taxes	8,555	10,266	11,964	21,287
Income tax expense	3,442	4,121	4,994	8,566

Net income	$5,113	$6,145	$6,970	$12,721

Basic earnings per share of Class A and Class B common stock	$0.18	$0.22	$0.25	$0.46
Diluted earnings per share of Class A and Class B common stock	$0.18	$0.22	$0.25	$0.45
Weighted average basic shares outstanding	28,024	27,884	28,007	27,768
Weighted average diluted shares outstanding	28,046	28,166	28,082	28,091

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$5,113	$6,145	$6,970	$12,721
Other comprehensive income:
Net change in unrealized gain/loss on available-for-sale securities	13	(12)	—	(19)

Other comprehensive income (loss)	13	(12)	—	(19)

Comprehensive income	$5,126	$6,133	$6,970	$12,702

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2014	11,361	16,642	$28	$122,886	$17,997	$12	$140,923
Net income	—	—	—	—	6,970	—	6,970
Restricted stock	49	—	—	—	—	—	—
Shares converted by founders	68	(68)	—	—	—	—	—
Excess tax deficiencies from stock-based compensation	—	—	—	(125)	—	—	(125)
Stock-based compensation expense	—	—	—	2,710	—	—	2,710
Exercise of stock options	21	—	—	181	—	—	181
Net change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	—	—

Balance at November 1, 2014	11,499	16,574	$28	$125,652	$24,967	$12	$150,659

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities
Net income	$6,970	$12,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,630	14,470
Loss on disposal of assets	79	133
Gain on sales and maturities of marketable securities	(86)	(161)
Deferred income taxes	598	351
Stock-based compensation expense	2,710	2,373
Excess tax benefit from stock-based compensation	—	(157)
Changes in operating assets and liabilities:
Receivables	2,689	33
Merchandise inventories	(15,930)	(9,783)
Prepaid expenses and other assets	(2,085)	(2,410)
Accounts payable	8,155	8,144
Accrued expenses	4,436	443
Accrued compensation and benefits	(1,138)	(2,687)
Deferred rent	521	5,121
Deferred revenue	(1,489)	(1,335)

Net cash provided by operating activities	21,060	27,256

Cash flows from investing activities
Purchase of property and equipment	(19,806)	(36,015)
Proceeds from sale of property and equipment	14	21
Purchases of marketable securities	(34,939)	(29,935)
Maturities of marketable securities	40,000	40,000

Net cash used in investing activities	(14,731)	(25,929)

Cash flows from financing activities
Payment of capital lease obligation	(564)	(530)
Proceeds from exercise of stock options	181	3,025
Tax withholding payments related to exercise of stock options	—	(636)
Excess tax benefit from stock-based compensation	—	157

Net cash (used in) provided by financing activities	(383)	2,016

Change in cash and cash equivalents	5,946	3,343
Cash and cash equivalents, beginning of period	25,412	17,314

Cash and cash equivalents, end of period	$31,358	$20,657

Supplemental disclosures of cash flow information
Interest paid	$141	$194
Income taxes paid	$624	$8,025
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,937	$3,708

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

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 207 and 195 stores as of November 1, 2014 and February 1, 2014, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Fiscal Periods

The Company’s fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended November 1, 2014 and November 2, 2013 refer to the thirteen-week periods ended as of those dates.

Correction to the Consolidated Statement of Income

The Company identified a prior period error related to the classification of stock-based compensation. Accordingly, the Company has corrected the accompanying consolidated statement of income for the thirteen and thirty-nine weeks ended November 2, 2013. The Company identified $0.3 million and $1.0 million of stock-based compensation for the thirteen and thirty-nine weeks ended November 2, 2013, respectively, previously included in selling, general and administrative expenses that should have been presented as a component of cost of goods sold. The error had no impact on the amounts previously reported in the Company’s consolidated balance sheet and statement of comprehensive income, and had no impact on net income. Management has evaluated the materiality of the error quantitatively and qualitatively and has concluded that the correction of this error is immaterial to the consolidated statement of income and the consolidated financial statements as a whole.

2. Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

3. Marketable Securities

Marketable securities are classified as available-for-sale and, as of November 1, 2014 and February 1, 2014, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at November 1, 2014 and February 1, 2014 (in thousands):

	November 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$29,948	$21	$—	$29,969

	February 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,923	$23	$(3)	$34,943

For the thirteen and thirty-nine weeks ended November 1, 2014, the Company recognized gains on investments of $9 thousand and $86 thousand, respectively, for commercial paper which matured during the period. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other (expense) income, net on the consolidated statements of income.

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

As of November 1, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

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

Kristin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted the Company’s motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and the parties are proceeding with discovery on class certification issues. A tentative class certification briefing schedule has been set for the first half of 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. The Company intends to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC . On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, the Company filed a motion to compel arbitration, which was denied in May 2013 and affirmed on appeal. In October 2014, the Company filed an answer to the amended complaint. The Company intends to defend this case vigorously.

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The case is currently stayed pending a further case management conference on December 9, 2014. The Company intends to defend the case vigorously.

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

During the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, the Company did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 1, 2014 and February 1, 2014, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

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

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 1, 2014			February 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$28,378	$—	$—	$25,316	$—	$—
Marketable securities:
Commercial paper	—	29,969	—	—	34,943	—

7. Stock-Based Compensation

On March 24, 2014, the Company granted stock options to purchase a total of 812,500 shares of Class A common stock under the Tilly’s 2012 Equity and Incentive Award Plan, or the 2012 Plan. The exercise price of these awards is $12.31, which was the closing price of Tilly’s Class A common stock on the date of grant. During the thirty-nine weeks ended November 1, 2014, the Company also granted options to purchase a total of 20,000 shares of Class A common stock under the 2012 Plan to certain employees. The weighted average exercise price of these awards is $8.08 per share, and was set equal to the closing price of Tilly’s Class A common stock on the dates of grant. The stock options granted in fiscal year 2014 vest in four equal annual installments beginning on the first anniversary of the date of grant, provided that the award recipient continues to be employed by the Company through each of those vesting dates.

The total grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 1, 2014 was $32 thousand and $4.3 million, respectively, before applying an estimated forfeiture rate. The Company is recognizing the expense relating to these stock options, net of estimated forfeitures, on a straight-line basis over the four year service period of the awards.

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

The fair value of stock options granted during the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-Nine Weeks Ended November 1, 2014	Thirty-Nine Weeks Ended November 2, 2013
Expected option term(1)	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	44.4% - 44.6%	55.0%	44.4% - 46.9%	55.0% - 56.2%
Risk-free interest rate(3)	1.7% - 1.8%	1.7%	1.6% - 1.8%	0.8% - 1.7%
Expected annual dividend yield	0%	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended November 1, 2014 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
Outstanding at February 1, 2014	2,356,790	$13.31
Granted	832,500	12.21
Exercised	(21,750)	8.34
Forfeited	(200,000)	13.87

Outstanding at November 1, 2014	2,967,540	$13.00	7.2	$85

Vested and expected to vest at November 1, 2014	2,848,391	$13.00	7.2	$85

Exercisable at November 1, 2014	1,349,540	$12.58	5.6	$85

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $7.12 at October 31, 2014.

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

On June 11, 2014, the Company’s stockholders approved the Amended and Restated Tilly’s 2012 Equity and Incentive Award Plan, or the Amended Plan, which increases the aggregate number of shares reserved for issuance thereunder by 1,500,000 shares, from 2,913,900 shares to a total of 4,413,900 shares, of which 2,366,351 shares were still available for issuance as of November 1, 2014. The Company recorded a total of $0.8 million and $2.7 million of stock-based compensation expense in the thirteen and thirty-nine weeks ended November 1, 2014, respectively. At November 1, 2014, there was $7.8 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock grants. This cost has a weighted average remaining recognition period of 2.5 years.

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

The Company’s effective income tax rate for the thirteen and thirty-nine weeks ended November 1, 2014, was 40.2% and 41.7%, respectively. The higher effective income tax rate for the thirty-nine weeks ended November 1, 2014, reflects the write-off of deferred tax assets related to the forfeiture of vested stock options in the first three quarters of fiscal 2014, which represent discrete items.

The Company’s fiscal 2012 income tax return is currently under examination by the Internal Revenue Service. The Company does not expect that the results of the examination will have a material impact on its financial condition or statement of operations in fiscal 2014.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$5,113	$6,145	$6,970	$12,721
Weighted average basic shares outstanding	28,024	27,884	28,007	27,768
Dilutive effect of stock options and restricted stock	22	282	75	323

Weighted average shares for diluted earnings per share	28,046	28,166	28,082	28,091

Basic earnings per share	$0.18	$0.22	$0.25	$0.46

Diluted earnings per share	$0.18	$0.22	$0.25	$0.45

10. Related Parties

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The Company incurred rent expense of $0.2 million for both of the thirteen weeks ended November 1, 2014 and November 2, 2013 and $0.7 million for both of the thirty-nine weeks ended November 1, 2014 and November 2, 2013 for the operating component of this lease. The initial obligation at inception under the capital lease was $9.2 million, with an outstanding balance of $2.7 million and $3.3 million as of November 1, 2014 and February 1, 2014, respectively. The gross amount of the building under capital lease was $7.8 million as of both November 1, 2014 and February 1, 2014. The gross amount of accumulated depreciation of the building under capital lease was $6.2 million and $5.8 million as of November 1, 2014 and February 1, 2014, respectively.

During the thirteen and thirty-nine weeks ended November 1, 2014, the Company leased warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease was originally set to expire on October 31, 2014; however, the Company and the landlord agreed to terminate the lease as of September 30, 2014. This lease was accounted for as an operating lease and the Company incurred rent expense of $32 thousand and $0.1 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and $0.1 million and $0.2 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. As of September 30, 2014, in connection with the termination of this lease, the Company also terminated its sublease of part of the premises to an unrelated third party.

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease expires on June 30, 2022 and is being accounted for as an operating lease. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.1 million for both of the thirteen weeks ended November 1, 2014 and November 2, 2013 and $0.3 million for both of the thirty-nine weeks ended November 1, 2014 and November 2, 2013.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The lease terminates on October 31, 2021 and is being accounted for as an operating lease. The Company uses this building as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company and monthly lease payments re-commenced by the Company in February 2013. The Company incurred rent expense of $0.3 million for both of the thirteen weeks ended November 1, 2014 and November 2, 2013, and $0.8 million for both of the thirty-nine weeks ended November 1, 2014 and November 2, 2013.

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

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of November 1, 2014, we operated 207 stores, averaging 7,700 square feet, in 33 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).

Net sales increased $7.5 million, or 6.1%, to $131.3 million for the thirteen weeks ended November 1, 2014 from $123.8 million for the thirteen weeks ended November 2, 2013. Operating income decreased 15%, to $8.6 million for the thirteen weeks ended November 1, 2014 from $10.2 million for the thirteen weeks ended November 2, 2013, primarily due to a decline in our comparable store sales and increased costs related to new stores growing at a faster rate than sales. Our comparable store sales decreased 1.2% for the thirteen weeks ended November 1, 2014, which followed a 1.9% decrease for the full fiscal year 2013 and compares to a 2.4% decrease in the third quarter of fiscal year 2013.

Since the beginning of fiscal 2009, we have more than doubled our store count from 99 stores to 207 stores as of November 1, 2014. We have added 12 net new stores in fiscal year 2014 and plan to add five additional net stores by the end of the year. We expect to fund this store expansion through our cash on hand and cash flows from operations.

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

Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation expense for our internal buying organization. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution and e-commerce fulfillment centers, to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security, and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013 (1)	November 1, 2014	November 2, 2013 (1)
	(in thousands)		(in thousands)
Statements of Income Data:
Net sales	$131,283	$123,779	$365,477	$355,941
Cost of goods sold	90,735	85,936	258,947	248,403

Gross profit	40,548	37,843	106,530	107,538
Selling, general and administrative expenses	31,971	27,693	94,548	86,271

Operating income	8,577	10,150	11,982	21,267
Other (expense) income, net	(22)	116	(18)	20

Income before income taxes	8,555	10,266	11,964	21,287
Income tax expense	3,442	4,121	4,994	8,566

Net income	$5,113	$6,145	$6,970	$12,721

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1%	69.4%	70.9%	69.8%

Gross profit	30.9%	30.6%	29.1%	30.2%
Selling, general and administrative expenses	24.4%	22.4%	25.9%	24.2%

Operating income	6.5%	8.2%	3.3%	6.0%
Other (expense) income, net	0.0%	0.1%	0.0%	0.0%

Income before income taxes	6.5%	8.3%	3.3%	6.0%
Income tax expense	2.6%	3.3%	1.4%	2.4%

Net income	3.9%	5.0%	1.9%	3.6%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Store Operating Data:
Stores operating at end of period	207	189	207	189
Comparable store sales change (2)	-1.2%	-2.4%	-5.0%	-0.7%
Total square feet at end of period	1,588,707	1,472,045	1,588,707	1,472,045
Average net sales per store (in thousands) (3)	$571	$592	$1,623	$1,777
Average net sales per square foot (3)	$74	$76	$210	$227

(1)	Gross profit in the thirteen and thirty-nine weeks ended November 2, 2013 includes a $0.3 and $1.0 million reclassification, respectively, of stock-based compensation expense from selling, general and administrative expenses to cost of goods sold to correct for an immaterial prior period error.
(2)	Comparable store sales include sales through our e-commerce store, but exclude gift card breakage income and e-commerce shipping and handling fee revenue.
(3)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per store and average net sales per square foot.

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

Net Sales

Net sales increased $7.5 million, or 6.1% to $131.3 million for the thirteen weeks ended November 1, 2014 from $123.8 million for the thirteen weeks ended November 2, 2013. The increase was due to net sales of $9.2 million from stores open in the third quarter of fiscal 2014 that were not open during the same period last year. This was partially offset by a comparable store net sales decrease of 1.2%, or $1.4 million, in the thirteen weeks ended November 1, 2014 compared to the thirteen weeks ended November 2, 2013. Footwear, accessories and kid’s outperformed the total company comparable store sales trend, while men’s and junior’s underperformed the total company comparable store sales trend. There were 184 comparable brick-and-mortar stores and 23 non-comparable brick-and-mortar stores open as of November 1, 2014.

Gross Profit

Gross profit increased $2.7 million, or 7%, to $40.5 million for the thirteen weeks ended November 1, 2014 from $37.8 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, gross profit was 30.9% and 30.6% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The increase in gross profit margin was primarily due to a 30 basis point increase in product margin. Occupancy deleverage was offset primarily by favorable deferred rent credits in the quarter related to new stores and store closures.

Selling, General and Administrative Expenses

SG&A expenses increased $4.3 million, or 16%, to $32.0 million for the thirteen weeks ended November 1, 2014 from $27.7 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, SG&A expenses were 24.4% and 22.4% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.

Selling expenses increased $3.7 million, or 19%, to $22.7 million for the thirteen weeks ended November 1, 2014 from $19.0 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, selling expenses were 17.3% and 15.4% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.

The following contributed to the 1.9% increase in selling expenses as a percentage of net sales:

•	100 basis point impact related to increased store and field payroll, payroll benefits and related personnel costs, as these costs increased at a higher rate than net sales primarily due to the addition of new stores; and

•	90 basis point impact related to increased marketing costs, supplies and other store support costs, primarily due to higher catalog and other marketing spend compared to last year.

General and administrative expenses increased $0.6 million, or 7%, to $9.3 million for the thirteen weeks ended November 1, 2014 from $8.7 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, general and administrative expenses were 7.1% and 7.0% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The 10 basis point impact related to increased depreciation, consulting and other office expenses, as they grew at a higher rate than net sales.

Operating Income

Operating income decreased $1.6 million, or 16%, to $8.6 million for the thirteen weeks ended November 1, 2014 from $10.2 million for the thirteen weeks ended November 2, 2013. As a percentage of net sales, operating income was 6.5% and 8.2% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. The decrease in operating income as a percentage of net sales was primarily due to occupancy and SG&A costs increasing at a higher rate than net sales, as discussed above.

Other Expense / Income, Net

Net other expense was $22 thousand compared to income of $116 thousand for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. Net other expense reflects interest expense paid on the capitalized lease of our corporate office and distribution center, partially offset by interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Tax Expense

Income taxes were $3.4 million and $4.1 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. This reflects effective tax rates of 40.2% and 40.1% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.

Net Income

Net income decreased $1.0 million, or 17%, to $5.1 million for the thirteen weeks ended November 1, 2014 from $6.1 million for the thirteen weeks ended November 2, 2013, due to the factors discussed above.

Basic and diluted earnings per share of Class A and Class B common stock decreased 18% to $0.18 for the thirteen weeks ended November 1, 2014 from $0.22 for the thirteen weeks ended November 2, 2013.

Thirty-Nine Weeks Ended November 1, 2014 Compared to Thirty-Nine Weeks Ended November 2, 2013

Net Sales

Net sales increased $9.6 million, or 2.7%, to $365.5 million for the thirty-nine weeks ended November 1, 2014 from $355.9 million for the thirty-nine weeks ended November 2, 2013. The increase was due to net sales of $27.7 million from stores open in the first thirty-nine weeks of fiscal 2014 that were not open during the same period last year. This was partially offset by a comparable store net sales decrease of 5.0%, or $17.2 million, in the thirty-nine weeks ended November 1, 2014 compared to the thirty-nine weeks ended November 2, 2013. Junior’s and kid’s outperformed the total company comparable store sales trend, while men’s, accessories and footwear underperformed the total company comparable store sales trend. There were 184 comparable brick-and-mortar stores and 23 non-comparable brick-and-mortar stores open as of November 1, 2014.

Gross Profit

Gross profit decreased $1.0 million, or 1%, to $106.5 million for the thirty-nine weeks ended November 1, 2014 from $107.5 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, gross profit was 29.1% and 30.2% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The decrease in gross profit margin was primarily due to occupancy costs increasing at a higher rate than net sales, partially offset by approximately 20 basis points of product margin improvement.

Selling, General and Administrative Expenses

SG&A expenses increased $8.2 million, or 10%, to $94.5 million for the thirty-nine weeks ended November 1, 2014 from $86.3 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, SG&A expenses were 25.9% and 24.2% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

Selling expenses increased $6.4 million, or 11%, to $67.1 million for the thirty-nine weeks ended November 1, 2014 from $60.7 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, selling expenses were 18.4% and 17.0% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

The following contributed to the 1.4% increase in selling expenses as a percentage of net sales:

•	110 basis point impact related to increased store, regional and e-commerce fulfillment payroll, payroll benefits and related personnel costs, as these costs increased at a higher rate than net sales primarily due to the addition of new stores, e-commerce fulfillment labor costs being reclassified into selling expenses from general and administrative expenses; and

•	30 basis point impact related to increased marketing costs, supplies and other store support costs, primarily due to higher net catalog and promotional spend compared to last year.

General and administrative expenses increased $1.8 million to $27.4 million for the thirty-nine weeks ended November 1, 2014 from $25.6 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, general and administrative expenses were 7.5% and 7.2% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The 30 basis point impact related to increased depreciation, consulting, ongoing stock-based compensation and other office expenses.

Operating Income

Operating income decreased $9.3 million, or 44%, to $12.0 million for the thirty-nine weeks ended November 1, 2014 from $21.3 million for the thirty-nine weeks ended November 2, 2013. As a percentage of net sales, operating income was 3.3% and 6.0% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The decrease in operating income as a percentage of net sales was primarily due to occupancy and SG&A costs increasing at a higher rate than net sales, as discussed above.

Other Expense / Income, Net

Net other expense was $18 thousand compared to income of $20 thousand for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. Net other expense reflects interest expense paid on the capitalized lease of our corporate office and distribution center, partially offset by interest income earned on cash balances and on tenant construction allowances due from landlords.

Provision for Income Tax Expense

Income taxes were $5.0 million and $8.6 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. This reflects effective tax rates of 41.7% and 40.2% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The higher effective tax rate for the thirty-nine week period ended November 1, 2014 over the prior period reflects the write-off of deferred tax assets related to the forfeiture of certain vested stock options in the first, second and third quarters of fiscal 2014.

Net Income

Net income decreased $5.7 million, or 45%, to $7.0 million for the thirty-nine weeks ended November 1, 2014 from $12.7 million for the thirty-nine weeks ended November 2, 2013, due to the factors discussed above.

Basic earnings per share of Class A and Class B common stock decreased 46%, to $0.25 for the thirty-nine weeks ended November 1, 2014 from $0.46 for the thirty-nine weeks ended November 2, 2013. Diluted earnings per share of Class A and Class B common stock decreased 44%, to $0.25 for the thirty-nine weeks ended November 1, 2014 from $0.45 for the thirty-nine weeks ended November 2, 2013.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	November 1, 2014	November 2, 2013
	(in thousands)
Net cash provided by operating activities	$21,060	$27,256
Net cash used in investing activities	(14,731)	(25,929)
Net cash (used in) provided by financing activities	(383)	2,016

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

We generated $21.1 million of net cash provided by operating activities for the thirty-nine weeks ended November 1, 2014. The significant components of cash flows from operating activities were net income of $7.0 million and the add-back of non-cash depreciation and amortization expense of $15.6 million, non-cash stock-based compensation expense of $2.7 million, a decrease in receivables of $2.7 million, and the change in deferred income taxes of $0.6 million. In addition, accounts payable and accrued expenses increased by $12.6 million due to the timing of payments and deferred rent increased $0.5 million due to the opening of new stores. The above was partially offset by an increase in merchandise inventories of $15.9 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores, an increase in prepaid expenses and other assets of $2.1 million, a decrease in deferred revenue of $1.5 million due to the redemption of gift cards throughout the period, and a decrease of $1.1 million in accrued compensation and benefits due to the timing of payments.

We generated $27.3 million of net cash provided by operating activities for the thirty-nine weeks ended November 2, 2013. The significant components of cash flows from operating activities were net income of $12.7 million, the add-back of non-cash depreciation and amortization expense of $14.5 million and non-cash stock-based compensation expense recognized during the period of $2.4 million. In addition, accounts payable and accrued expenses increased $8.6 million due to the timing of payments and deferred rent increased $5.1 million due to the opening of new stores. The above was partially offset by an increase in merchandise inventories of $9.8 million due to inventory purchases in anticipation of the upcoming holiday season and the opening of new stores, an increase in prepaid expenses and other assets of $2.4 million mainly due to increases in prepaid rent resulting from the opening of new stores, a decrease in accrued compensation and benefits of $2.7 million due to reduced bonus accruals and a decrease in deferred revenue of $1.3 million due to the redemption of gift cards throughout the period.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, investments in assets at our corporate headquarters and the addition or replacement of company vehicles, less net proceeds from sales, maturities, and purchases of marketable securities.

Net cash used in investing activities was $14.7 million for the thirty-nine weeks ended November 1, 2014, compared to $25.9 million for the thirty-nine weeks ended November 2, 2013. We received proceeds of $40.0 million from the maturities of marketable securities and purchased $34.9 million of marketable securities during the period. Capital expenditures for the thirty-nine weeks ended November 1, 2014 totaled $19.8 million, the majority of which related to stores and our new e-commerce fulfillment center. Spending on new stores and the remodeling or other improvements of existing stores were $13.4 million and $20.3 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

Net Cash (Used in) Provided by Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.

Net cash used in financing activities was $0.4 for the thirty-nine weeks ended November 1, 2014, consisting of payments on our capital lease obligation totaling $0.6 million partially offset by $0.2 million of proceeds from the exercise of stock options. Net cash provided by financing activities was $2.0 million for the thirty-nine weeks ended November 2, 2013. This included $3.2 million of proceeds from the exercise of stock options and excess tax benefits from stock-based compensation; partially offset by $1.2 million of tax payments related to employee withholdings on the exercise of stock options and payments towards our capital lease obligation during the period.

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

As of November 1, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the revolving credit facility.

Contractual Obligations

As of November 1, 2014, there were no material changes to our contractual obligations described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

As of November 1, 2014, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 1, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Kristin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and the parties are proceeding with discovery on class certification issues. A tentative class certification briefing schedule has been set for the first half of 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC . On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 28, 2013, to include enforcement of California’s private attorney general act. The complaint seeks an unspecified amount of damages and penalties. In April 2013, we filed a motion to compel arbitration, which was denied in May 2013 and affirmed on appeal. In October 2014, we filed an answer to the amended complaint. We intend to defend this case vigorously.

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The case is currently stayed pending a further case management conference on December 9, 2014. We intend to defend the case vigorously.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: December 9, 2014
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2014
/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer
(Principal Financial Officer)