Form 10-K
period 2015-01-31
TILLY'S, INC.
filed 2015-04-01
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at August 2, 2014, was $79,579,483 based on the closing sale price of $7.46 per share at August 1, 2014.

The registrant had 11,976,582 shares of Class A common stock, par value $0.001 per share, outstanding at March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 10, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully open a significant number of new stores;

•	our ability to attract customers to our e-commerce website;

•	our ability to efficiently utilize our new e-commerce fulfillment center;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to maintain and enhance a strong brand image;

•	generating adequate cash from our existing stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of fuel or other energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to maintain comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	continuing costs incurred as a result of being a public company.

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

Our Company History

Tilly’s is a destination specialty retailer of action sports inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our stores are designed to be a seamless extension of our teen and young adult consumers’ lifestyles with a balance of guys’ and womens’ merchandise in a stimulating environment. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tilly’s portability. Our motto “If it’s not here…it’s not happening” exemplifies our goal to serve as a destination for the latest, most relevant merchandise and brands important to our customers.

The Tilly’s concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, a California corporation, or “WOJT”, formed by our co-founders, which operates under the name “Tilly’s”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering.

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

As used in this report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “WOJT”, “we”, “our”, “us” and “Tilly’s” refer to WOJT before the Reorganization Transaction (as defined above), and to Tilly’s, Inc. and its subsidiary after the Reorganization Transaction.

Our Strengths

We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•	Destination retailer with a broad, relevant assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of third-party, West Coast and action sports inspired and lifestyle brands complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the guys’ and womens’ categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe that by combining proven fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

•	Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website and encourages frequent visits.

•	Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. As of January 31, 2015, we operated profitable stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 82 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of Tilly’s and provides us with greater flexibility for future expansion.

•	Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website. We distribute catalogs to potential and existing customers from our proprietary database to familiarize them with the Tilly’s brand and our products and to drive sales to our stores and our website. We offer an integrated digital platform, including our mobile and tablet applications, for our customers to shop how and when they like and to drive further connection with them. We partner and collaborate with our vendors on exclusive events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tilly’s and the West Coast and action sports inspired lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. We implemented a customer loyalty program in January 2014, “The Tilly’s Hookup”, to further engage with our customers, build customer loyalty and gain customer insights. We also support Tilly’s Life Center, founded by Tilly Levine, our co-founder, which provides underprivileged youth a healthy and caring environment to help them create a well-defined sense of self, cultivate community mindedness and release negative emotional stress. All of these programs are complemented by digital and email marketing as well as traditional radio and print advertising to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and website and promote the Tilly’s brand.

•	Sophisticated systems and distribution/fulfillment infrastructure to support growth. Over the last seven years, we have invested approximately $50 million in our highly automated distribution and fulfillment centers and information systems to support our future growth. We believe our distribution, fulfillment and allocation capabilities are unique within the industry and allow us to operate at a higher level of efficiency than many of our competitors. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. Our new e-commerce fulfillment center that we opened in the second quarter of fiscal year 2014 provides us a more efficient and expeditious fulfillment process to support our future growth. Our systems enable us to respond to changing fashion trends, manage inventory in real time and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support a national retail footprint of 500 stores and significant growth of our e-commerce platform with minimal incremental capital investment.

•	Experienced management team. Our senior management team, led by Hezy Shaked and Daniel Griesemer, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Chief Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture. Mr. Griesemer, our President and Chief Executive Officer, joined Tilly’s in February 2011 with 28 years of retail experience. He served in various roles with Coldwater Creek, Inc. from 2001 to 2009 including most recently as Chief Executive Officer. During his tenure, Coldwater Creek increased the store base from 13 to approximately 400 and increased revenues from approximately $340 million to approximately $1.1 billion. Mr. Griesemer also served in leadership positions at Gap, Inc. and Macy’s, Inc.

Growth Strategy

We are pursuing several strategies to drive long-term sales and profitability, including:

•	Expand Our Store Base. We believe there is a significant opportunity to expand our store base from 212 locations as of January 31, 2015 to more than 500 stores across the United States over time. We have a proven ability to expand the number of stores we operate, as we have more than doubled our store count over the last five years to 212 stores at January 31, 2015. We added 19 new stores in fiscal year 2014 and plan to add at least 15 new stores in fiscal year 2015. Our new store expansion plan includes new store openings in both existing and new markets, and in mall, off-mall and outlet locations.

As of January 31, 2015, we operated stores in 33 states. Over the past seven years we have grown our presence in existing markets and successfully expanded into 64 new markets. We have entered new markets by opening stores in high traffic malls relevant to our core customer in order to establish the Tilly’s brand, as well as in off-mall locations, including outlets, that effectively cover trade areas where our customers want to shop. The opportunity exists to continue to significantly broaden our national footprint by entering new markets through both mall and off-mall locations, and outlet centers.

•	Refresh of Our Existing Stores. We believe that investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience, and in turn, drive comparable store sales and increase profitability. We expect to refresh at least 25 existing, high-volume stores in great locations within our original heritage markets, which includes stores in California, Arizona and Nevada, that have the potential to see a meaningful improvement in customer satisfaction.

•	Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic store experience for our core customers and maintaining our high level of customer service. We believe our comparable store sales will benefit as stores opened in the last few years continue to mature and we continue to build brand awareness in new markets and as we begin to refresh our existing stores.

•	Grow Our e-Commerce Platform. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide an expanded product offering relative to our stores, reach new customers and build our brand in markets where we currently do not have stores. We believe that our target customer regularly shops online and we see continued opportunity to grow our e-commerce platform significantly over time. Key factors driving growth include continuing our successful catalog and online marketing efforts, adding more catalogs, offering a wider selection of Internet-exclusive merchandise and expanding our online selection to ensure a broad and diverse offering of brands and products relative to our competition. We also believe we will see continued growth in our e-commerce sales as we open additional stores and build brand awareness in the communities surrounding those locations. To support this growth, we opened our new e-commerce fulfillment center in May 2014.

•	Increase Our Operating Margins. We believe we have the opportunity to drive margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases combined with our planned store growth will permit us to take advantage of largely fixed occupancy costs, favorable buying costs from larger volume purchases, leverage of our costs for store management and corporate overhead as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce that opened in May 2014, upgraded e-commerce platform, ongoing investments to upgrade our point-of-sale, merchandise allocation and merchandise planning systems, as well as related work processes that we also expect to provide future leverage and growth. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

Merchandising, Purchasing, and Planning and Allocation

Merchandising

We seek to be viewed by our customers as the destination for West Coast and action sports inspired apparel, footwear and accessories. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. We offer a balanced mix of merchandise across the guys’ and womens’ categories, with additional merchandise in the boys, girls, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.

Our ability to maintain an image consistent with the West Coast and action sports inspired lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise features established and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Within our diversified portfolio of hundreds of third-party brands, which represented approximately 72%, 72% and 70% of our net sales is fiscal years 2014, 2013 and 2012, respectively, our largest brand accounted for between 4.2% and 4.8% of our net sales in each of the last three fiscal years.

Selected third-party brands include, in alphabetical order:

• AYC • Adidas • Billabong • Converse • Famous Stars & Straps • Fox • G-Shock • GoPro • Hurley	• JanSport • KR3W • Last Kings • Levi’s • LRG • Neff • Nike SB • Nixon • O’Neill	• RayBan • Roxy • RVCA • Spy • Stance • UGG • Vans • Volcom • Young & Reckless ...and many more

We supplement our third-party merchandise assortment with our own proprietary brands across many of our apparel, accessory and footwear product categories. We utilize our own branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our own brands represented approximately 28%, 28% and 30% of our net sales for fiscal years 2014, 2013 and 2012, respectively.

Our proprietary branded merchandise includes:

Brand	Category
Guys’, boys’ and womens’ denim apparel and fragrance

Womens’ and girls’ apparel, footwear and accessories

Guys’ and boys’ apparel and accessories

Guys’, boys’ and womens’ apparel and fragrance

We believe that our extensive selection of merchandise, from established and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our store image as a destination that carries the most sought-after apparel, footwear and accessories.

Merchandise Purchasing

Our merchandise purchasing staff is organized by category and product type and consists of a Chief Merchandising Officer, a Divisional Vice President, divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the latest proven fashion trends and core styles that are most relevant to our customers.

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

Stores

Store Growth

During fiscal year 2014, we continued Tilly’s national expansion by opening 19 new stores, representing approximately 8% in additional square footage over the prior year. In the past three years, we have more than doubled the number of states where we operate stores from 14 states at the end of fiscal year 2011 to 33 states at the end of fiscal year 2014.

As of January 31, 2015, we operated 212 stores throughout the United States. Our stores are located in mall, off-mall and outlet locations. In fiscal year 2014, our stores averaged 7,652 square feet in size and generated an average net sales per brick-and-mortar store of $2.3 million and net sales per square foot of $292.

The table below shows historical information for our stores by type of retail center as of fiscal year end for each of the years indicated:

	2014	2013	2012	2011	2010
Regional Mall	108	102	89	71	62
Off-Mall (1)	88	86	74	64	59
Outlet	16	7	5	5	4

	212	195	168	140	125

(1)	Includes power centers, neighborhood and lifestyle centers and street-front locations.

At January 31, 2015 we operated 212 stores in 33 states as shown below:

State	Number of Stores	State	Number of Stores
Arizona	19	Nevada	6
California	88	New Jersey	5
Colorado	3	New Mexico	1
Delaware	1	New York	4
Florida	20	North Carolina	4
Georgia	2	Ohio	3
Illinois	7	Oklahoma	3
Indiana	5	Oregon	2
Iowa	1	Pennsylvania	3
Kansas	2	South Dakota	1
Kentucky	1	Tennessee	3
Maryland	2	Texas	5
Massachusetts	2	Utah	3
Michigan	2	Virginia	4
Minnesota	2	Washington	2
Missouri	2	Wisconsin	3
Nebraska	1

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

Expansion Opportunities and Site Selection

As of January 31, 2015, 51% of our stores had been opened within the previous five years. The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2010	16	2	125
2011	16	1	140
2012	29	1	168
2013	28	1	195
2014	19	2	212

	108	7

We plan to open at least 15 new stores in fiscal year 2015. Our new store openings are planned in both existing and new markets, for mall, off-mall and outlet locations. We focus on locations that have above average incomes and an ability to draw from a sufficient population with attractive demographics. We have entered new markets by opening stores in high traffic malls, including outlets, relevant to our core customer in order to establish the Tilly’s brand, as well as opening stores in off-mall locations that effectively cover trade areas where our customers want to shop.

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

E-Commerce

In October 2014, we launched a new responsive design e-commerce platform for desktop and mobile. Our e-commerce platform was established in 2004 and has grown significantly since inception. In May 2014, we opened our new e-commerce fulfillment center in Irvine, California to accommodate our growth. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels. In fiscal 2014, we sold merchandise to customers in all 50 states and approximately 8% of our e-commerce net sales were to customers in states without brick-and-mortar stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. We also believe our fully integrated digital platform reinforces the Tilly’s brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides an expanded product offering relative to our stores and includes expanded product assortment and web exclusive merchandise. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple tools to drive traffic to our website, including our catalog, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.

Marketing and Advertising

Our marketing approach is designed to create an authentic connection with our customers by consistently generating a buzz and excitement for our brand while staying true to our West Coast inspired, action sports heritage. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and website, comprised of the following:

•	Catalog. We view our catalog primarily as a sales and marketing tool to drive online and store traffic from both existing and new customers. We also believe our catalog reinforces the Tilly’s brand and showcases our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. In fiscal year 2014, we mailed approximately 10 million catalogs to addresses included in our growing proprietary database, which currently includes key information on approximately 3.7 million customers. We send these catalogs, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•	Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. In fiscal year 2014, we organized hundreds of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic experience.

•	Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore we use our website blog as well as Facebook, Instagram, Twitter and Snapchat posts as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our events and products.

•	Loyalty Program. In January 2014, we implemented our new customer loyalty program, “The Tilly’s Hookup”, which allows for more direct and targeted communications with our customers, and provides more insight into their shopping behaviors and preferences. The Tilly’s Hookup is free to join and provides points to customers in exchange for purchases at our stores and online, and for interactions with us, such as checking into Tilly’s events. The points can be redeemed for exclusive merchandise and one-of-a-kind experiences with some of our brands. As of January 31, 2015, we had over one million members in “The Tilly’s Hookup” program.

•	Community Outreach. Through our “We Care Program” and in partnership with our vendors, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. We also support Tilly’s Life Center, founded by our co-founder, Tilly Levine, which provides underprivileged youth a healthy and caring environment to help create a well-defined sense of self, cultivate community mindedness and release negative emotional stress.

•	Radio, Print and Email Marketing. We utilize traditional radio and print advertising as well as email marketing to build awareness, drive traffic to our stores and website and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

Distribution

We distribute all of our store merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2017 and we have two five-year renewal option periods. We designed this facility to allow us to manage our distribution operations in an efficient, cost-effective manner and to provide support for our growth initiatives. Extensive investments have been made to the distribution-center infrastructure, focused around systems automation, material-handling equipment, radio frequency technologies, and automated sortation in order to further enhance our processing speed and long term scalability. We believe the automation systems we utilize in our facility allow us to operate at a higher level of efficiency and accuracy than many of our competitors.

In May 2014, we opened our new e-commerce fulfillment center in Irvine, California. We have invested a total of approximately $18 million in the e-commerce fulfillment center to fulfill all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. This investment will support our future e-commerce growth initiatives.

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

We believe our distribution and fulfillment infrastructure can support a national retail footprint of in excess of 500 stores and significant growth of our e-commerce platform with minimal incremental capital investment.

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

We update our sales daily in our merchandising reporting systems by collecting sales information from each store’s point-of-sale, or POS, terminals utilizing software from Oracle, Inc. Our POS system consists of registers providing processing of retail transactions, price look-up, time and attendance and e-mail. Sales information, inventory tracking and payroll hours are uploaded to our central host system. The host system downloads price changes, performs system maintenance and provides software updates to the stores through automated nightly two-way electronic communication with each store. We evaluate information obtained through nightly polling to implement merchandising decisions, including product purchasing/reorders, markdowns and allocation of merchandise on a daily basis.

Competition

The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with other retailers for customers, store locations, store associates and management personnel. We currently compete with other teenage-focused retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc., and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tilly’s competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.

Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. See “Risk Factors—Risks Related to Our Business. We face intense competition in our industry and we may not be able to compete effectively.”

Trademarks

“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here…it’s not happening”, “Infamous”, “RSQ”, “Tilly’s”, “Vindicated”, and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.

Employees

As of January 31, 2015, we employed approximately 1,400 full-time and approximately 3,100 part-time employees, of which approximately 500 were employed at our corporate office and distribution facility and approximately 4,000 were employed at our store locations. However, the number of employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2014, varied between approximately 4,200 and 7,000 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Additional Information

We make available free of charge on our internet website, www.tillys.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission, or the SEC. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.	Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our Class A common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.

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

The retail industry is highly competitive. We currently compete with other retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc. and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail segment. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

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

We depend upon consumers feeling confident to spend discretionary income on our product offering to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. These risks may be exacerbated for retailers like us who focus on specialty apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. If periods of decreased consumer spending persist, our sales could decrease and our financial condition and results of operations could be adversely affected.

Our continued growth depends upon our ability to successfully open a significant number of new stores.

We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, we must continue to open and operate new stores to help maintain this revenue growth. We opened 19 stores in 2014, 28 stores in 2013 and 29 stores in 2012. We plan to open at least 15 new stores in 2015. However, there can be no assurance that we will open the planned number of new stores in fiscal year 2015 or thereafter. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

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

We operate stores in a variety of different geographic markets in the United States and do not significantly differentiate between our stores by visual display or by the product offering. We also currently do not significantly differentiate our general store business plan from store to store. As we expand store locations, we may face challenges that are different from those we currently encounter. Our expansion into new geographic markets could result in competitive, merchandising, distribution and other challenges. In addition, as the number of our stores increases, we may face risks associated with market saturation of our product offerings and locations. Our vendors may also restrict their sales to us in new markets to the extent they are already saturating that market with their products through other retailers or their own stores. There can be no assurance that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing those stores and our brand image may be negatively impacted.

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

We depend on cash generated from our operations to support our growth, which could strain our cash flow.

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

We buy select merchandise for sale based upon expected weather patterns during the seasons of winter, spring, summer and fall. If we encounter untimely aberrations in weather conditions, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. Furthermore, extended unseasonable weather conditions in regions such as in the southwestern United States, particularly in California, Arizona and Nevada, Florida and northeastern United States will likely have a greater impact on our sales because of our store concentration in those regions.

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

Our proprietary branded merchandise represented approximately 28% of our net sales for the fiscal year ended January 31, 2015. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.

Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade and other international conditions.

Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

If our vendors and manufacturing sources fail to use acceptable labor or other practices our reputation may be harmed, which could negatively impact our business.

We purchase merchandise from independent third-party vendors and manufacturers. If any of these suppliers have practices that are not legal or accepted in the United States, consumers may develop a negative view of us, our brand image could be damaged and we could become the subject of boycotts by our customers and/or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the United States. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our purchase orders and vendor agreements concerning the suppliers’ compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the product we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.

If we lose key management personnel our operations could be negatively impacted.

Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Chief Strategy Officer and Executive Chairman of our board of directors, and Daniel Griesemer, our President and Chief Executive Officer, and we may be unable to retain their services. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. None of our employees, except for Mr. Griesemer, has an employment agreement and we do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.

If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution and e-commerce fulfillment centers, or our corporate offices, our business could be adversely affected.

Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary personnel to staff our distribution and fulfillment centers, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

Our corporate headquarters, distribution and e-commerce fulfillment centers and management information systems are in two locations in southern California, and if their operations are disrupted, we may not be able to operate our store support functions or ship merchandise to our stores, which would adversely affect our business.

Our corporate headquarters, distribution center and management information systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. Furthermore, the risk of disruption or shut down at these buildings are greater than it might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

Our stores are mostly located in the southwestern and northeastern United States and in Florida, with a significant number of stores located in California, putting us at risk to region-specific disruptions.

Out of a total of 212 stores as of January 31, 2015, we operated 88 stores in California, 19 stores in Arizona, six stores in Nevada, 20 stores in Florida and 37 stores in the northeastern United States. Sales in these states could be more susceptible than the country generally to disruptions, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that began several years ago, sales in these states may have slowed more than sales would have in other regions or the country as a whole. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.

We are required to make significant lease payments for our store leases, corporate offices, warehouses and distribution and e-commerce fulfillment centers, which may strain our cash flow.

We lease all of our retail store locations as well as our corporate headquarters, warehouses, distribution and e-commerce fulfillment centers. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancelation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and existing locations experience expense increases. In fiscal year 2014, our total operating lease rent expense was $47.2 million and our common area maintenance expense was $18.5 million. This increased from $43.4 million and $17.4 million, respectively, as compared to fiscal year 2013 and can be expected to continue to increase as we open more stores. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flow.

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

We rely on third parties to deliver merchandise to our stores located outside of southern California and therefore our business could be negatively impacted by disruptions in the operations of these third-party providers.

We rely on third parties to ship our merchandise from our distribution center in Irvine, California to our stores located across the United States, as well as to ship e-commerce sales packages directly to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain delivery terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.

We may continue to experience comparable store sales or sales per square foot declines, which may cause our results of operations to decline.

The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. Our comparable store sales have declined in recent periods and can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations during such periods.

If our management information systems fail to operate or are unable to support our growth, our operations could be disrupted.

We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our e-commerce platform and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store operations and e-commerce platform could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.

Our internal operations, management information systems and databases containing the personal information of our customers could be disrupted by system security failures or breached by intentional attacks. These disruptions or attacks could negatively impact our sales, increase our expenses, and harm our reputation.

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

Most of our intellectual property has not been registered outside of the United States and we cannot prohibit other companies from using our unregistered trademarks in foreign countries. Use of our trademarks in foreign countries could negatively impact our identity in the United States and cause our sales to decline.

We may be subject to liability if we, or our vendors, infringe upon the intellectual property rights of third parties.

We may be subject to liability if we infringe upon the intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such infringement claims could harm our brand image. In addition, any payments we are required to make and any injunction with which we are required to comply as a result of such infringement actions could adversely affect our financial results.

We purchase merchandise from vendors that may utilize design copyrights, or design patents, or that may otherwise incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third-party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement with each vendor require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth.

Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest.

Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked, Tilly Levine and their children through related trusts, which we refer to as the Shaked and Levine family entities. As of January 31, 2015, the Shaked and Levine family entities controlled approximately 93% of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked is in a position to dictate the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.

We have entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of our initial public offering in May 2012.

World of Jeans & Tops historically was treated as an “S” Corporation for United States federal income tax purposes. Effective upon completion of the Reorganization Transaction, World of Jeans & Tops’ “S” Corporation status terminated and it thereafter became subject to federal income taxes and increased state income taxes. In the event of an adjustment to World of Jeans & Tops’ reported taxable income for a period or periods prior to termination of its “S” Corporation status, its shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, we entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops prior to the Reorganization Transaction. Pursuant to the tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income World of Jeans & Tops reported as an “S” Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.

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

As a result of being a publicly traded company, our management is required to devote substantial time to complying with public company regulations.

As a result of being a publicly traded company, we are obligated to file periodic reports with the SEC under the Exchange Act. We are also subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange, or NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002, or SOX, and the regulations promulgated thereunder, which impose significant compliance obligations on us.

SOX, as well as rules subsequently implemented by the SEC and NYSE, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business.

Our failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting, which could in turn cause a loss of investor confidence.

Our public company reporting obligations and our anticipated growth will likely strain our financial and management systems, internal controls and our employees. In addition, pursuant to Section 404 of SOX, and the Jumpstart Our Business Startups Act, or JOBS Act of 2012, or the JOBS Act, we are required to provide annually an assessment of the effectiveness of our internal controls over financial reporting and, starting with the year after we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm will be required to provide an attestation on our assessment of our internal controls over financial reporting.

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

Concurrent with and as a result of the Reorganization Transaction, our “S” Corporation status terminated. Since that time, we have been treated as a “C” Corporation for federal and applicable state income tax purposes and are subject to increased federal and state income taxes. In addition, if the unaudited, open tax years in which we were an “S” Corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” Corporation status, we will be obligated to pay back taxes, interest and penalties, and we will not have the right to reclaim tax distributions it made to its shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an “S” Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

The terms of our credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

We maintain a credit facility with Wells Fargo Bank, National Association. The credit facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on consolidations, mergers and sales of assets; and limitations on transactions with affiliates. The credit facility also contains financial covenants setting forth requirements for certain levels of liquidity and profitability. These limitations and covenants may restrict our ability to respond to changing business and economic conditions, and may therefore have a material adverse effect on our business. Although we do not currently have any outstanding borrowings under credit facility, we may in the future. If we are unable to meet these limitations and covenants, we may be in default under the credit facility, which could also have a material adverse effect on our business.

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

Our e-commerce platform subjects us to numerous risks that could have an adverse effect on our results of operations.

We sell merchandise over the internet through our e-commerce website, www.tillys.com. Our e-commerce platform and its continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;

•	liability for online content;

•	government regulation of the Internet; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

Our failure to address and respond to these risks successfully could reduce e-commerce sales, increase costs and damage the reputation of our brand.

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

We may incur substantial expenses related to our issuance of share-based compensation, which may have a negative impact on our operating results for future periods.

We follow the provisions of FASB Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, for share-based compensation. Our share-based compensation expenses may be significant in future periods, which could have an adverse impact on our operating and net income. FASB ASC 718 requires the use of subjective assumptions, including the options’ expected lives and the price volatility of our Class A common stock. Changes in the subjective input assumptions can materially affect the amount of our share-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of share-based compensation awards, which in turn would result in increased share-based compensation expense in future periods.

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

Although we intend to continue to comply with these listing requirements even though we are a controlled company, there is no guarantee that we will not take advantage of these exemptions in the future. Accordingly, so long as we are a controlled company, holders of our Class A common stock may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

As of January 31, 2015, we had 11,545,686 publicly traded shares of Class A common stock outstanding. This small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.

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

Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. As of January 31, 2015, we had 11,545,686 publicly traded shares of Class A common stock, excluding 2,880,040 shares of Class A common stock issuable upon the exercise of outstanding stock options, and 16,544,265 shares of Class B common stock outstanding. All of these shares, other than the 16,544,265 shares of Class B common stock held by the Shaked and Levine family entities, are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares held by the Shaked and Levine family entities and our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

For example:

•	our certificate of incorporation includes a provision authorizing our board of directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and could make it more difficult for a stockholder to acquire us;

•	our certificate of incorporation provides that if all shares of our Class B common stock are converted into Class A common stock or otherwise cease to be outstanding, our board of directors will be divided into three classes in the manner provided by our certificate of incorporation. After the directors in each class serve for the initial terms provided in our certificate of incorporation, each class will serve for a staggered three-year term;

•	our certificate of incorporation permits removal of a director only for cause by the affirmative vote of the holders of a majority of the voting power of the company once the board of directors is divided into three classes and provides that director vacancies can only be filled by an affirmative vote of a majority of directors then in office;

•	our amended and restated bylaws require advance notice of stockholder proposals and director nominations; and

•	Section 203 of the Delaware General Corporation Law may prevent large stockholders from completing a merger or acquisition of us.

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

We intend to retain all of our earnings to finance our operations and growth and do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our current credit facility precludes, and any future debt agreements may preclude, us from paying dividends. Therefore, capital appreciation, if any, of our Class A common stock will be the sole source of gain for our Class A common stockholders for the foreseeable future.

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

We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021.

All of our 212 stores in 33 states, encompassing approximately 1.6 million total square feet as of January 31, 2015, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.

We consider all of our properties adequate for our present needs.

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

Kristin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and the parties are proceeding with discovery on class certification issues. Class certification briefing is currently expected to conclude in July 2015 with a hearing in August 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.

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

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim. We answered the complaint on January 8, 2015. We intend to defend this case vigorously.

Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No, 1:15-CV-00108-MJS. On November 6, 2014, plaintiffs filed a putative class action and representative Private Attorney General Act lawsuit against us in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, We answered the complaint and removed the action to the United States District Court for the Eastern District of California. We intend to defend this case vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the quarters indicated the high and low sales prices of our Class A common stock, as reported by the NYSE under the symbol “TLYS”. On March 27, 2015, the closing price of our Class A common stock was $15.05.

	High	Low
Fiscal 2014:
Fourth Quarter	$14.67	$6.65
Third Quarter	8.55	6.82
Second Quarter	11.95	7.32
First Quarter	13.10	10.70
Fiscal 2013:
Fourth Quarter	$15.95	$10.59
Third Quarter	15.80	12.44
Second Quarter	17.35	14.52
First Quarter	15.44	12.00

As of March 27, 2015, we had approximately 12 stockholders of record, six of whom were holders of our Class A common stock and six of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

Our Class A common stock began trading on May 4, 2012, following our initial public offering. Since that time, we have not declared any cash dividends, and we do not anticipate declaring any cash dividends in the foreseeable future. In addition, our current credit facility precludes, and any future debt agreements may preclude, us from paying dividends.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015.

Stock Performance Graph

The graph set forth below compares the cumulative stockholder return on our Class A common stock between May 4, 2012 (the day after our initial public offering) and January 31, 2015 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on May 4, 2012 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial prices of our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index on May 4, 2012 were the closing prices on that trading day.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended January 31, 2015.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data as of and for the periods indicated, and certain unaudited pro forma information to reflect our conversion during fiscal year 2012 from an “S” Corporation to a “C” Corporation for income tax purposes. The selected consolidated statement of income data for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 and selected consolidated balance sheet data as of January 31, 2015 and February 1, 2014 are derived from our consolidated financial statements audited by Deloitte & Touche LLP, our independent registered public accounting firm, included in Item 8 of this report. The selected consolidated statement of income data for the fiscal years ended January 28, 2012 and January 29, 2011 and the selected consolidated balance sheet data as of February 2, 2013, January 28, 2012 and January 29, 2011 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$518,294	$495,837	$467,291	$400,624	$332,604
Cost of goods sold (2) (3)	362,762	345,015	319,723	271,482	229,989

Gross profit (3)	155,532	150,822	147,568	129,142	102,615
Selling, general and administrative expenses (3)	132,343	121,085	116,178	94,217	77,668

Operating income	23,189	29,737	31,390	34,925	24,947
Interest expense, net	14	9	91	196	249

Income before income taxes	23,175	29,728	31,299	34,729	24,698
Income tax expense	9,100	11,591	7,406	389	282

Net income	$14,075	$18,137	$23,893	$34,340	$24,416

Basic earnings per share of Class A and
Class B common stock	$0.50	$0.65	$0.93	$1.72	$1.22
Diluted earnings per share of Class A and
Class B common stock	$0.50	$0.65	$0.92	$1.68	$1.21
Weighted average basic shares outstanding	28,013	27,822	25,656	20,000	20,000
Weighted average diluted shares outstanding	28,078	28,116	26,076	20,500	20,098
Pro Forma Income Information (4):
Pro forma income tax expense			$12,520	$13,892	$9,879
Pro forma net income			18,779	20,837	14,819
Pro forma basic earnings per share of Class A and Class B common stock			$0.73	$1.04	$0.74
Pro forma diluted earnings per share of Class A and Class B common stock			$0.72	$1.02	$0.74

	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	January 29,
	2015	2014	2013	2012	2011
Operating Data (unaudited):
Stores operating at beginning of period	195	168	140	125	111
Stores opened during the period	19	28	29	16	16
Stores closed during the period	2	1	1	1	2

Stores operating at end of period	212	195	168	140	125
Comparable store sales change (5)	-2.8%	-1.9%	2.2%	10.7%	6.7%
Total square feet at end of period	1,622,156	1,513,138	1,318,803	1,094,419	967,011
Average square footage per store at end of period	7,652	7,760	7,850	7,817	7,736
Average net sales per brick-and-mortar store (in thousands) (6)	$2,250	$2,396	$2,676	$2,718	$2,528
Average net store sales per square foot (6)	$292	$307	$341	$350	$326
Capital expenditures (in thousands)	$23,636	$42,701	$33,298	$20,223	$15,674

‘	As of
	January 31,	February 1,	February 2,	January 28,	January 29
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$84,746	$60,355	$57,182	$25,091	$29,338
Working capital	97,988	80,710	73,891	27,673	33,907
Total assets	257,551	232,407	205,381	140,819	130,974
Total capital lease obligation (7)	2,500	3,258	3,970	4,638	5,266
Stockholders’ equity	158,686	140,923	117,296	60,424	62,092

(1)	The fiscal years ended January 31, 2015, February 1, 2014, January 28, 2012 and January 29, 2011 each included 52 weeks. The fiscal year ended February 2, 2013 included 53 weeks.
(2)	Includes buying, distribution and occupancy costs.
(3)	Gross profit in fiscal years 2013 and 2012 includes a $1.5 million and $2.6 million, respectively, reclassification of share-based compensation and benefits from selling, general and administrative expenses to cost of goods sold to correct for an immaterial prior period error. See “Note 1: Description of the Company and Basis of Presentation- Correction to the Consolidated Statements of Income” in the notes to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K.

(4)	The unaudited pro forma income statement for all years presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation for all years presented at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.
(5)	Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.
(6)	The number of stores and the amount of square footage reflect the number of days during the period that new stores were open. E-commerce sales, e-commerce shipping revenue, and gift card breakage income are excluded from our sales in deriving net sales per store.
(7)	Comprised solely of a capital lease for our corporate headquarters and distribution center.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to ‘fiscal year 2014” or fiscal 2014” refer to the fiscal year ended January 31, 2015, references to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014 and references to “fiscal year 2012” or “fiscal 2012” refer to the fiscal year ended February 2, 2013. Fiscal years 2014 and 2013 each consisted of a 52-week period, and fiscal year 2012 consisted of a 53-week period.

Overview

Tilly’s is a destination specialty retailer of West Coast and action sports inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of January 31, 2015, we operated 212 stores in 33 states, averaging approximately 7,652 square feet. We also sell our products through our e-commerce website, www.tillys.com.

We increased net sales 5%, to $518.3 million in fiscal year 2014 from $495.8 million in fiscal year 2013 as we opened 19 new stores and expanded our presence in both existing and new markets. Operating income decreased 22%, to $23.2 million in fiscal year 2014 from $29.7 million in fiscal year 2013, primarily due to a decline in our comparable store sales. Our comparable store sales decreased 2.8% in fiscal year 2014 after a 1.9% decrease in fiscal year 2013.

We believe there is significant opportunity to grow our national footprint from the 212 store locations as of January 31, 2015 to more than 500 stores over time. We plan to add at least 15 new stores in mall, off-mall and outlet locations in fiscal year 2015. We expect to fund our continued store expansion through our cash from operations. We believe our success operating in different retail venues and geographies demonstrates the portability of Tilly’s and provides us with flexibility for future expansion.

We also believe that investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and in turn, drive comparable store sales and increase profitability. We expect to refresh at least 25 existing high-volume stores in locations within our original heritage markets that have the potential to see a meaningful improvement in customer satisfaction.

We believe e-commerce will be an important component of future sales growth. Over the past few years, we have invested significantly in our digital initiatives to maximize this opportunity in e-commerce. Key investments include a new e-commerce fulfillment center facility and a responsive design e-commerce platform for desktop computers and mobile devices. We have also established a new loyalty program, “The Tilly’s Hookup”, that has over one million members and that we believe has enhanced the integration of e-commerce and store operations and fulfillment. We expect to further leverage these investments and omni-channel capabilities to give our customers seamless access and increased ease of shopping and to continue to build our Tilly’s brand. We also intend to continue our catalog and online marketing efforts, offering a wider selection of Internet-exclusive merchandise and expanding our online selection. In addition, we believe our new automated e-commerce fulfillment center will continue to allow us to more efficiently fulfill e-commerce orders and support the future growth of the business.

Over the last seven years, we have invested approximately $50 million in infrastructure and systems to support our recent and long-term growth. We believe our distribution and allocation capabilities are unique within the industry and allow us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We believe our distribution and fulfillment infrastructure can support a national retail footprint of at least 500 stores and the growth of our e-commerce platform with minimal incremental capital investment.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores, that we may not be able to grow our comparable sales, and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” for other important factors that could adversely impact us and our results of operations. We strive to ensure that addressing these risks does not divert our attention from continuing to build on the strengths that we believe have driven the growth of our business.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.

Net Sales

Net sales reflect revenue from the sale of our merchandise at store locations as well as sales of merchandise through our e-commerce platform, which is reflected in sales when the merchandise is received by the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are redeemed to purchase merchandise. However, over time, the redemption of some gift cards becomes remote, which is referred to as gift card breakage. Revenue from estimated gift card breakage is also included in net sales.

Our business is seasonal and as a result our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third and fourth quarters of the fiscal year, which include the back-to-school and holiday sales seasons, have historically produced stronger sales and disproportionately stronger operating results compared to the first two quarters of the fiscal year.

Comparable Store Sales

Comparable store sales is a measure that indicates the change in year-over-year comparable store sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

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

Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Opening new stores is an important part of our growth strategy and we expect a significant percentage of our net sales during this growth period to come from non-comparable store sales. Accordingly, comparable store sales are only one element we use to assess the success of our business.

Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation expense for our internal buying organization. Distribution costs include costs for receiving, processing, warehousing and shipping of merchandise to or from our distribution and e-commerce fulfillment centers, to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, real estate and property taxes, security, and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

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

Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product categories such as guys’ and womens’ apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. This reflects that various costs, including occupancy costs, generally do not increase in proportion to the seasonal sales increase.

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses are composed of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Statements of Income Data:
Net sales	$518,294	$495,837	$467,291
Cost of goods sold (2)	362,762	345,015	319,723

Gross profit (2)	155,532	150,822	147,568
Selling, general and administrative expenses (2)	132,343	121,085	116,178

Operating income	23,189	29,737	31,390
Other expense, net	14	9	91

Income before income taxes	23,175	29,728	31,299
Income tax expense	9,100	11,591	7,406

Net income	$14,075	$18,137	$23,893

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.0%	69.6%	68.4%

Gross profit	30.0%	30.4%	31.6%
Selling, general and administrative expenses	25.5%	24.4%	24.9%

Operating income	4.5%	6.0%	6.7%
Interest expense, net	0.0%	0.0%	0.0%

Income before income taxes	4.5%	6.0%	6.7%
Income tax expense	1.8%	2.3%	1.6%

Net income	2.7%	3.7%	5.1%

Pro Forma Data (unaudited) (1):
Income before income taxes			$31,299
Pro forma income tax expense			12,520

Pro forma net income			$18,779

(1)	The unaudited pro forma income statement for all periods presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.
(2)	Gross profit in fiscal years 2013 and 2012 includes a $1.5 million and $2.6 million, respectively, reclassification of share-based compensation and benefits from selling, general and administrative expenses to cost of goods sold to correct for an immaterial prior period error.

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Store Operating Data:
Stores operating at end of period	212	195	168
Comparable store sales change (1)	-2.8%	-1.9%	2.2%
Total square feet at end of period	1,622,156	1,513,138	1,318,803
Average net sales per brick-and-mortar store (in thousands) (2)	$2,250	$2,396	$2,676
Average net sales per square foot (2)	$292	$307	$341

(1)	Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce store but exclude gift card breakage income and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store.

Fiscal Year 2014 Compared to Fiscal Year 2013

	Fiscal Year Ended		Change
	January 31, 2015	February 1, 2014	$	%
	(in thousands)
Statements of Income Data:
Net sales	$518,294	$495,837	$22,457	4.5%
Cost of goods sold	362,762	345,015	17,747	5.1%

Gross profit	155,532	150,822	4,710	3.1%
Selling, general and administrative expenses	132,343	121,085	11,258	9.3%

Operating income	23,189	29,737	(6,548)	-22.0%
Other expense, net	14	9	5	55.6%

Income before income taxes	23,175	29,728	(6,553)	-22.0%
Income tax expense	9,100	11,591	(2,491)	-21.5%

Net income	$14,075	$18,137	$(4,062)	-22.4%

Net Sales

Net sales increased mainly due to an increase in the average number of stores opened during fiscal year 2014, partially offset by a comparable store sales decrease of $13.2 million, or 2.8%, in fiscal year 2014 as compared to fiscal year 2013. The comparable store sales decrease was due to lower net sales in all departments, partially offset by an increase in kid’s sales compared to the prior year. There were 188 comparable brick-and-mortar stores and 24 non-comparable brick-and-mortar stores open as of January 31, 2015.

Gross Profit

Gross profit increased $4.7 million in fiscal year 2014 as compared to fiscal year 2013 primarily due to higher net sales. As a percentage of net sales, gross profit was 30.0% and 30.4% during fiscal years 2014 and 2013, respectively. Of the 40 basis point decrease in gross profit, 50 basis points related to increased occupancy costs due to new stores opened during the year and the decrease in comparable store sales, which was offset by a 20 basis point increase in product margins due to improved initial markup and a decrease in markdowns. Buying and distribution costs as a percentage of net sales increased 10 basis points over fiscal year 2013 due to these costs increasing at a higher rate than net sales.

Selling, General and Administrative Expenses

SG&A expenses increased 9.3% in fiscal year 2014 as compared to fiscal year 2013. As a percentage of net sales, SG&A expenses were 25.5% and 24.4% during fiscal years 2014 and 2013, respectively.

Store selling expenses increased $8.8 million to $93.8 million in fiscal year 2014 as compared to $85.0 million in fiscal year 2013. As a percentage of net sales, store selling expenses were 18.1% and 17.1% during fiscal years 2014 and 2013, respectively.

The following primarily contributed to the increase in store selling expenses as a percentage of net sales:

•	store, regional and e-commerce fulfillment payroll, payroll benefits and related personnel costs increased $6.8 million, or 80 basis points as a percentage of net sales, as these costs increased at a faster rate than net sales, partially due to an increase in the number of stores;

•	marketing costs increased $1.6 million, or 20 basis points as a percentage of sales, primarily due to higher spend on catalogs and other marketing activities;

•	field processing costs increased $0.2 million, but as a percentage of net sales remained consistent with fiscal year 2013; and

•	supplies and other costs increased $0.2 million, but as a percentage of net sales remained consistent with fiscal year 2013.

General and administrative expenses increased $2.4 million to $38.5 million in fiscal year 2014 from $36.1 million in fiscal year 2013. As a percentage of net sales, general and administrative expenses were 7.4% and 7.3% during fiscal years 2014 and 2013, respectively.

The following primarily contributed to the increase in general and administrative expenses as a percentage of sales:

•	depreciation and maintenance related to capital investments increased $1.1 million, or 20 basis points as a percentage of net sales;

•	payroll, payroll benefits and related costs for corporate office personnel increased $0.8 million, but as a percentage of net sales remained consistent with fiscal year 2013;

•	other expense increased $0.7 million, or 10 basis points as a percentage of net sales

•	legal, audit, tax and consulting expenses increased $0.3 million, but as a percentage of net sales remained consistent with fiscal year 2013; and

•	ongoing share-based compensation expense increased $0.3 million due to additional equity awards granted during fiscal year 2014 but remained consistent with fiscal 2013 as a percentage of net sales.

However, the increases in general and administrative expenses were partially offset by a $0.8 million decrease in impairment charges, or 20 basis points as a percentage of net sales, as compared to fiscal year 2013.

Operating Income

Operating income decreased $6.5 million, or 22.0%, to $23.2 million in fiscal year 2014 from $29.7 million in fiscal year 2013. As a percentage of net sales, operating income was 4.5% and 6.0% during fiscal years 2014 and 2013, respectively. The decrease in operating income as a percentage of net sales was due to the decrease in comparable store sales combined with the increase in expenses discussed above.

Other Expense, Net

Other expense, net, was $14 thousand and $9 thousand in fiscal years 2014 and 2013, respectively. Other expense, net, comprises interest earned on cash balances and tenant construction allowances received from landlords and realized gains on marketable securities, offset by interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

Income Tax Expense

Our effective income tax rates were 39.3% and 39.0% in fiscal years 2014 and 2013, respectively.

In fiscal years 2014 and 2013, the Company was taxed as a “C” Corporation. In fiscal year 2014, its effective tax rate reflected the benefit of certain tax credits. In fiscal year 2013, the effective tax rate reflected a one-time tax benefit recorded in the fourth quarter of fiscal year 2013 related to certain return to provision adjustments. The Company’s expected annual effective long-term tax rate is 40%.

Net Income

Net income decreased due to the factors discussed above.

Basic and diluted earnings per share of Class A and Class B common stock was $0.50 in fiscal year 2014, compared to $0.65 per share of Class A and Class B common stock in fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

	Fiscal Year Ended		Change
	February 1, 2014	February 2, 2013	$	%
	(in thousands)
Statements of Income Data:
Net sales	$495,837	$467,291	$28,546	6.1%
Cost of goods sold	345,015	319,723	25,292	7.9%

Gross profit	150,822	147,568	3,254	2.2%
Selling, general and administrative expenses	121,085	116,178	4,907	4.2%

Operating income	29,737	31,390	(1,653)	-5.3%
Other expense, net	9	91	(82)	-90.1%

Income before income taxes	29,728	31,299	(1,571)	-5.0%
Income tax expense	11,591	7,406	4,185	56.5%

Net income	$18,137	$23,893	$(5,756)	-24.1%

Net Sales

Net sales increased mainly due to net sales from stores opened during fiscal year 2013 that were not open during fiscal year 2012. The increase was partially offset by a comparable store sales decrease of 1.9%, or $8.6 million, in fiscal year 2013 compared to fiscal year 2012. The comparable store sales decrease was due to lower net sales of guys’, footwear and accessories, which was partially offset by an increase in womens’ and girls’ sales compared to the prior year. There were 166 comparable brick-and-mortar stores and 29 non-comparable brick-and-mortar stores open as of February 1, 2014.

Gross Profit

Gross profit increased $3.3 million in fiscal year 2013 as compared to fiscal year 2012 primarily due to higher net sales. As a percentage of net sales, gross profit was 30.4% and 31.6% during fiscal years 2013 and 2012, respectively. Of the 120 basis point decrease in gross profit, 160 basis points related to occupancy costs increasing at a higher rate than net sales due to new stores opened during the year and a comparable store sales decrease, as well as a 10 basis point increase in distribution costs. This was offset by a 20 basis point increase in product margins due to improved initial markup and a 30 basis point decrease in buying costs.

Selling, General and Administrative Expenses

SG&A expenses increased 4.2% in fiscal year 2013 as compared to fiscal year 2012. As a percentage of net sales, SG&A expenses were 24.4% and 24.9% during fiscal years 2013 and 2012, respectively.

Store selling expenses increased $6.5 million to $85.0 million in fiscal year 2013 from $78.5 million in fiscal year 2012. As a percentage of net sales, store selling expenses were 17.1% and 16.8% during fiscal years 2013 and 2012, respectively.

The following primarily contributed to the increase in store selling expenses as a percentage of net sales:

•	store, regional and e-commerce fulfillment payroll, payroll benefits and related personnel costs increased $6.4 million as compared to fiscal year 2012, or 60 basis points as a percentage of net sales, as these costs increased at a faster rate than net sales, partially due to an increase in the number of stores; and

•	field processing costs increased $0.4 million as compared to fiscal year 2012, but as a percentage of net sales remained consistent with fiscal year 2012.

However, the increases in store selling expenses were partially offset by the following decreases as a percentage of net sales:

•	supplies and other support costs decreased $0.3 million as compared to fiscal year 2012, or 10 basis points as a percentage of net sales; and

•	marketing costs were consistent with fiscal year 2012, but as a percentage of sales decreased 20 basis points due to lower catalog, distribution and other marketing activities.

General and administrative expenses decreased $1.6 million to $36.1 million in fiscal year 2013 as compared to $37.7 million in fiscal year 2012. As a percentage of net sales, general and administrative expenses were 7.3% and 8.1% during fiscal years 2013 and 2012, respectively.

The following primarily contributed to the decrease in general and administrative expenses as a percentage of sales:

•	stock-based compensation decreased $5.2 million as compared to fiscal year 2012, or 110 basis points as a percentage of sales, primarily due to a one-time charge in fiscal year 2012 to recognize life-to-date share-based compensation expense for stock options, recognition that was triggered by the consummation of our initial public offering, partially offset by an increase in ongoing share-based compensation expense due to additional equity awards granted during fiscal year 2013; and

•	payroll, payroll benefits and related costs for corporate office personnel decreased $0.3 million, or 30 basis points, as compared to fiscal year 2012, as these costs increased more slowly than sales.

However, the decreases in general and administrative expenses were partially offset by the following increases as a percentage of sales:

•	impairment charges increased $1.8 million, or 40 basis points as a percentage of net sales, as compared to fiscal year 2012;

•	depreciation and maintenance related to capital investments increased $1.2 million, or 20 basis points as a percentage of net sales, as compared to fiscal year 2012;

•	other expense increased $0.6 million, but remained consistent with fiscal 2012 as a percentage of net sales; and

•	legal, audit, tax and consulting expenses increased $0.3 million, but remained consistent with fiscal 2012 as a percentage of net sales.

Operating Income

Operating income decreased $1.7 million, or 5.3%, to $29.7 million in fiscal year 2013 as compared to $31.4 million in fiscal year 2012. As a percentage of net sales, operating income was 6.0% and 6.7% during fiscal years 2013 and 2012, respectively. The decrease in operating income as a percentage of net sales was due to the decrease in comparable store sales combined with the increase in expenses discussed above.

Other Expense, Net

Other expense, net was $9 thousand and $91 thousand in fiscal years 2013 and 2012, respectively. Other expense, net comprises interest earned on cash balances and tenant construction allowances received from landlords and realized gains on marketable securities, offset by interest paid on a capital lease of our corporate office and distribution center and costs related to maintaining our unused revolving credit facility.

Income Tax Expense

Our effective income tax rates were 39.0% and 23.7% in fiscal years 2013 and 2012, respectively.

In fiscal year 2013, the Company was taxed as a “C” Corporation the entire year and its effective tax rate reflected a one-time tax benefit recorded in the fourth quarter of fiscal year 2013 related to certain return to provision adjustments. The Company’s expected annual effective long-term tax rate is 40%.

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

Net Income

Net income decreased due to the factors discussed above. Applying a pro forma 40% “C” Corporation effective tax rate to fiscal year 2012, rather than the blended “S” Corporation and “C” Corporation tax rates that actually applied to us during that period, pro forma net income was $18.8 million in fiscal year 2012.

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

Liquidity and Capital Resources

General

Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We have not drawn funds from or issued letters of credit financing from the revolving credit facility and we do not expect to draw from the revolving credit facility over the next 12 months. We expect to finance company operations and store growth with existing cash on hand, marketable securities and cash flows from operations.

Historically our primary cash needs have been for merchandise inventories, payroll, store rent, capital expenditures associated with opening new stores, improvements and the expansion of our distribution and fulfillment facilities, marketing and information technology expenditures and shareholder distributions. As a result of our conversion to a “C” Corporation for income tax purposes, we no longer make “S” Corporation distributions to shareholders. In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, the availability of cash under our revolving credit facility, if necessary, and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations and borrowings under our existing revolving credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Net cash provided by operating activities	$48,288	$43,794	$41,730
Net cash used in investing activities	(23,479)	(37,530)	(72,326)
Net cash (used in) provided by financing activities	(432)	1,834	22,819

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities increased in fiscal year 2014 as compared to fiscal year 2013 primarily due to an $8.4 million increase in cash generated from working capital mainly due to the timing of payments to vendors and a decrease in receivables and prepaid expenses and other assets, partially offset by an increase in inventory as a result of the opening of 19 new stores. The cumulative increase in cash generated from working capital was partially offset by lower net income, net of non-cash adjustments, of $3.9 million.

Net cash provided by operating activities increased in fiscal year 2013 as compared to 2012 primarily due to a $16.4 million increase in cash generated from working capital mainly due to a decrease in merchandise inventories and prepaid expenses, partially offset by an increase in receivables mainly due to an income tax receivable which was payable in fiscal year 2012 and a decrease in deferred rent. The cumulative increase in cash generated from working capital was partially offset by lower net income, net of non-cash adjustments, of $14.3 million.

Net Cash Used in Investing Activities

Investing activities consist of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, expansion into the new e-commerce fulfillment center, assets at our corporate headquarters and the addition or replacement of company vehicles. Investing activities also consist of the purchase and sale of marketable securities.

Net cash used in investing activities was $23.5 million in fiscal year 2014. Capital expenditures totaled $23.6 million, with spending on new stores and the remodeling or other improvements of existing stores comprising $16.3 million of this total. The remaining capital expenditures were for our investment in our new e-commerce fulfillment center, information technology systems and other distribution and corporate facility enhancements. We purchased $59.9 million of marketable securities and received proceeds of $60.0 million from the maturities of marketable securities during fiscal year 2014.

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

Capital expenditures during fiscal year 2015 are expected to be between $23 million and $26 million. We expect to spend the majority on new stores, refreshes of existing stores and store improvements and improvements of our capabilities across our digital channels. These expenditures are expected to be funded from cash provided by operations.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, excess tax benefits from share-based compensation and, prior to the Reorganization, distributions to our shareholders. In fiscal year 2012, net proceeds from our initial public offering were included in financing activities.

Net cash used in financing activities was $0.4 million in fiscal year 2014, consisting of payments on our capital lease obligation totaling $0.8 million partially offset by $0.3 million of proceeds from the exercise of stock options.

Net cash provided by financing activities was $1.8 million in fiscal year 2013. This included $2.5 million of proceeds from the exercise of stock options and excess tax benefits from share-based compensation; partially offset by $0.7 million in payments towards our capital lease obligation during fiscal year 2013.

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

Credit Facility

We maintain a credit facility with Wells Fargo Bank, N.A. that provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged on borrowings is either at LIBOR plus 1.00%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

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

As of January 31, 2015, we were in compliance with all of its covenants and had no outstanding borrowings under the credit facility.

Contractual Obligations

We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable capital and operating leases.

We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tilly’s. These buildings are located at 10 and 12 Whatney, Irvine, California. On June 29, 2012, we exercised the first of our three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The obligation under the capital lease was $2.5 million and $3.3 million as of January 31, 2015 and February 1, 2014, respectively. The gross amount of the building under capital lease was $7.8 million as of each of January 31, 2015 and February 1, 2014. The accumulated depreciation of the building under capital lease was $6.3 million and $5.8 million as of January 31, 2015 and February 1, 2014, respectively. We incurred rent expense of $0.9 million in each of the fiscal years 2014, 2013 and 2012 to the operating (land component) of this lease.

We lease approximately 26,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tilly’s. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2022.

We lease approximately 81,000 square feet for our e-commerce distribution center from a company that is owned by one of the co-founders of Tilly’s. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2021.

Prior to signing each of the related party leases above, we received an independent market analysis regarding the property and therefore believe that the terms of each lease are reasonable and not materially different from terms we would have obtained from an unaffiliated third party.

With the exception of the corporate headquarters and distribution center and warehouse leases discussed above, our leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2027. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.

As of January 31, 2015, our contractual cash obligations over the next several periods are set forth below (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1 -2 Years	3 -5 Years	More Than 5 Years
	(in thousands)
Capital Lease Obligations (a)	$2,740	$940	$1,800	$—	$—
Operating Lease Obligations (b)	311,250	49,717	93,076	77,819	90,638
Purchase Obligations (c)	2,240	1,069	1,171	—	—

Total	$316,230	$51,726	$96,047	$77,819	$90,638

(a)	Capital lease obligations consist of the building portion of our corporate headquarters and distribution center, including interest.
(b)	Operating leases include minimum lease commitments, including fixed common area maintenance charges, if any, for our stores, the land portion of our corporate headquarters and distribution center and warehouse leases. Our store leases generally have initial lease terms of 10 years and many also include renewal options on substantially the same terms and conditions as the original lease. We include renewal options to extend the lease term that are reasonably assured of being exercised.
(c)	Purchase obligations consist primarily of software maintenance commitments.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for the operating leases, purchase obligations and revolving credit facility as discussed above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. Our accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with our board of directors.

We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, merchandise inventories, long-lived assets, share-based compensation and accounting for income taxes, which are more fully described below.

Revenue Recognition

Sales are recognized at the time of purchase by customers at our retail store locations. Sales are recorded net of taxes collected from customers. For online sales, revenue is recognized at the estimated time goods are received by customers. On average, customers receive goods within three days of being shipped. The estimate of the transit times for these shipments is based on shipping terms and historical delivery times. Shipping and handling fees billed to customers for online sales are included in net sales and the related shipping and handling costs are classified as cost of goods sold in the Consolidated Statements of Income. For fiscal years 2014, 2013 and 2012, shipping and handling fee revenue included in net sales was $2.6 million, $3.3 million and $3.7 million, respectively.

We reserve for projected merchandise returns based upon historical experience and various other assumptions that we believe to be reasonable. Customers can return merchandise within 30 days of the original purchase date. Merchandise returns are often resalable merchandise and are refunded by issuing the same tender as in the original purchase. Merchandise exchanges of the same product and price are not considered merchandise returns and, therefore, are not included in the population when calculating the sales returns reserve. The total reserve for returns was $0.6 million at each of January 31, 2015 and February 1, 2014. Should the returns rate as a percentage of net sales significantly change in future periods, it could have a material impact on our results of operations.

We recognize sales from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain an unearned revenue liability for unredeemed gift card balances. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards is remote and there is no obligation to remit the unredeemed gift cards to relevant jurisdictions, which is referred to as gift card breakage. An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon our historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year in which the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.8 million, $0.6 million and $0.4 million in fiscal years 2014, 2013 and 2012, respectively. If the gift card breakage experience were to change significantly in future periods, it could have a material impact on our results of operations.

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

Total markdowns, including permanent and promotional markdowns, on a cost basis were $37.0 million, $35.7 million and $32.2 million and represented 7.1%, 7.2% and 6.9% of net sales in fiscal years 2014, 2013 and 2012, respectively. We accrued $0.9 million for planned but unexecuted markdowns, including markdowns related to slow-moving merchandise, as of each of January 31, 2015 and February 1, 2014.

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

We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 31, 2015 and February 1, 2014 was not material.

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

Our evaluation during the fourth quarter of fiscal years 2014 and 2013 indicated that operating losses or insufficient operating income existed at two and four retail stores, respectively, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $1.0 million and $1.8 million in selling, general and administrative expenses in fiscal years 2014 and 2013, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values. We did not record any impairment charges in fiscal year 2012.

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

Share-based Compensation

We account for share-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, or ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our share-based compensation expense.

Determining the fair value of share-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as the fair value of the common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which we estimate as follows:

•	Fair Value of Our Common Stock. We use the closing price of our Class A common stock on the date of grant. Prior to May 4, 2012, our common stock was not publicly traded. Therefore, we estimated the fair value of our common stock, as discussed below under the heading “Determination of the Fair Value of Common Stock Granted Prior to Our Initial Public Offering”.

•	Expected Term. We have limited historical information regarding expected option term. Accordingly, we determined the expected stock option term of the awards using the latest historical data available from comparable public companies and our expectation of exercise behavior.

•	Volatility. As we do not have a significant trading history for our Class A common stock, the expected stock price volatility for each grant is measured using the average of historical daily price changes of comparable public companies’ common stock over the most recent period equal to the expected term of our stock option awards. We intend to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available. However, if the circumstances change so the identified companies are no longer similar to us, we will select companies we believe are more suitable and use their publicly available share prices in the calculation.

•	Risk-Free Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for future awards may differ materially compared with the expense for awards granted previously.

The following table presents the assumptions we used to estimate the fair value of stock options granted during the periods presented:

Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Expected option term	5.0 years	5.0 years	5.0 years
Expected volatility factor	44.4% - 46.9%	55.0% - 56.2%	57.6% - 62.9%
Risk-free interest rate	1.6% - 1.8%	0.8% - 1.7%	0.6% - 0.8%
Expected annual dividend yield	0%	0%	0%

Our estimates of pre-vesting forfeitures, or forfeiture rates, were based on our internal analysis, which includes the award recipients’ positions within the company and the vesting period of the awards.

Determination of the Fair Value of Common Stock Granted Prior to Our Initial Public Offering

Prior to May 4, 2012, we were a private company with no active public market for our common stock. The fair value of the common stock underlying our stock options under our 2007 Stock Option Plan was determined by our board of directors, which intended all stock options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those stock options on the date of grant. We determined the estimated per share fair value of our common stock using a contemporaneous valuation consistent with the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation”, or the Practice Aid. In conducting this valuation, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance at the valuation date. Within this contemporaneous valuation performed by management, with the assistance of third-party valuation specialists hired by us, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the fact that we were a private retail company with illiquid securities;

•	our historical operating results;

•	our discounted future cash flows, based on our projected operating results;

•	the hiring of key personnel;

•	the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	any adjustment necessary to recognize a lack of marketability for our common stock;

•	valuation of comparable public companies at the time of grant;

•	the United States and global capital market conditions; and

•	outlook for our industry at the time of grant.

After review of the fair value analysis, our board of directors authorized the use of that fair value as the exercise price for options granted on the date of that valuation report.

Common Stock Valuation Methodologies Prior to Our Initial Public Offering

For the contemporaneous valuation of our common stock, management estimated, as of January 28, 2012, the latest valuation date prior to our initial public offering, our enterprise value on a continuing operations basis primarily using the income and market approaches which are both acceptable valuation methods in accordance with the Practice Aid. The income approach utilized a discounted cash flow methodology based on our financial forecasts and projections, as detailed below. The market approach utilized both the guideline public company and the guideline merged and acquired methodologies based on data obtained on comparable public companies, as detailed below. Management considered both objective and subjective factors, including information provided by a third-party valuation firm, to determine its best estimate of the fair market value of our common stock.

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

Based on the closing price of our Class A common stock on January 31, 2015, the last trading day of fiscal year 2014, the aggregate intrinsic value of vested stock options outstanding as of January 31, 2015 was approximately $2.9 million, and the aggregate intrinsic value of unvested stock options outstanding as of January 31, 2015 was $1.5 million.

Significant factors considered by our board of directors in determining the fair value of our common stock at the above grant dates included:

October 2010

We performed a valuation of our common stock as of fiscal month ended August 28, 2010 which included the back-to-school shopping season that peaks in August. Although the United States economy had been recovering from recession in 2010, the recovery was weaker than in many past recovery periods. The financial results of many of our comparable companies reflected weak performance driven generally by either negative or only modestly positive year-to-date comparable store sales through August. Our comparable store sales trends for this same period were consistent with our comparable companies, with close to zero comparable store sales growth, lower income than the same year-to-date period in the prior year and sales and income running well below the forecast for fiscal year 2010 that was incorporated in the prior valuation of our common stock. As a result of these factors, we lowered our financial forecast and expectations for growth in fiscal year 2010 and, because they were building upon 2010 expected results, the forecasted sales and income in fiscal year 2011 and beyond. The marketability discount was 15%, based upon expectations that an initial public offering would not occur until at least early in 2012. This valuation determined the value of our common stock to be $8.98 per share. Our board of directors granted stock options with exercise prices at $8.98 per share on October 8, 2010, the date the valuation was finalized, after determining that the fair value of our common stock would not have materially changed between the valuation date and the date of the grant. In addition, stock options previously granted with exercise prices greater than $8.98 per share were re-priced to $8.98 per share as of October 8, 2010 by our board of directors. See “Stock Option Re-Pricing” section below.

March 2011

We performed a valuation of our common stock as of the fiscal year end date of January 29, 2011. Over the previous quarter the national economy grew more quickly than earlier in fiscal year 2010 and our comparable companies’ results generally improved substantially in the fourth quarter of fiscal year 2010. Our results, similarly, improved substantially, with a double-digit comparable store sales increase in the fourth quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009 and profitability for the quarter well above the prior year’s fourth quarter. Therefore, profitability for fiscal year 2010 ended up being well above the revised forecast used in the August 2010 valuation. This greatly improved sales and profit trend continued into February and March of fiscal year 2011. As a result, we increased the financial forecast and expectations for growth in fiscal year 2011 and beyond. Concurrently, our comparable companies’ financial results led to, in many cases, increased market prices for their common stock. The marketability discount was 10%, based upon expectations that an initial public offering would not occur until mid-2011 at the earliest. This valuation determined the value of our common stock to be $16.26 per share. Our board of directors granted stock options with exercise prices at $16.26 per share on March 31, 2011, the date the valuation was finalized, after determining that the fair value of our common stock would not have materially changed between the valuation date and the date of the grant.

Stock Option Re-Pricing

In October 2010, our board of directors approved a common stock option re-pricing whereby previously granted stock options held by current employees with exercise prices above $8.98 per share were re-priced on a one-for-one basis to $8.98 per share with no modification to any other terms of the previously issued stock options. As a result, 739,500 stock options originally granted to purchase common stock at prices ranging from $9.64 to $14.47 were re-priced in order to continue maintaining an equity incentive for our employees and reflect a significantly different economic environment. We treated the re-pricing as a modification for accounting purposes of the original awards and calculated additional compensation costs for the difference between the fair value of the re-priced award and the fair value of the original award on the re-pricing date. The re-pricing affected 48 optionees and resulted in incremental unrecognized share-based compensation expense of $0.6 million. Expense related to vested stock options was recognized upon the consummation of our initial public offering, and expense related to unvested stock options is being amortized over the remaining vesting period of the stock options. Our assumptions used to estimate the fair value of the original awards immediately before the re-pricing and the fair value of the re-priced awards required significant judgment.

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

The Company accounts for income taxes and the related accounts using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Under this method, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognizes the effect of a change in enacted rates in the period of enactment.

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

Recently Issued Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of January 31, 2015 and February 1, 2014, we had no outstanding borrowings under our credit facility.

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

Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tilly’s, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. and its subsidiary (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilly’s, Inc. and its subsidiary as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 1, 2015

Tilly’s, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$49,789	$25,412
Marketable securities	34,957	34,943
Receivables	4,682	8,545
Merchandise inventories	51,507	46,266
Prepaid expenses and other current assets	12,349	11,772

Total current assets	153,284	126,938
Property and equipment, net	101,335	100,936
Other assets	2,932	4,533

Total assets	$257,551	$232,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,109	$19,645
Accrued expenses	12,325	9,241
Current portion of deferred rent	6,070	5,395
Deferred revenue	7,075	6,214
Accrued compensation and benefits	5,911	4,975
Current portion of capital lease obligation (Note 9)	806	758

Total current liabilities	55,296	46,228
Long-term portion of deferred rent	41,875	42,756
Long-term portion of capital lease obligation (Note 9)	1,694	2,500

Total long-term liabilities	43,569	45,256

Total liabilities	98,865	91,484
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; January 31, 2015—100,000 shares authorized, 11,546 shares issued and outstanding; February 1, 2014—100,000 shares authorized, 11,361 shares issued and outstanding	11	11
Common stock (Class B), $0.001 par value; January 31, 2015—35,000 shares authorized, 16,544 shares issued and outstanding; February 1, 2014—35,000 shares authorized, 16,642 shares issued and outstanding	17	17
Preferred stock, $0.001 par value; January 31, 2015 and February 1, 2014—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	126,565	122,886
Retained earnings	32,072	17,997
Accumulated other comprehensive income	21	12

Total stockholders’ equity	158,686	140,923

Total liabilities and stockholders’ equity	$257,551	$232,407

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$518,294	$495,837	$467,291
Cost of goods sold (includes buying, distribution, and occupancy costs) (Note 1)	362,762	345,015	319,723

Gross profit	155,532	150,822	147,568
Selling, general and administrative expenses (Note 1)	132,343	121,085	116,178

Operating income	23,189	29,737	31,390
Other expense, net	14	9	91

Income before income taxes	23,175	29,728	31,299
Income tax expense	9,100	11,591	7,406

Net income	$14,075	$18,137	$23,893

Basic earnings per share of Class A and Class B common stock	$0.50	$0.65	$0.93
Diluted earnings per share of Class A and Class B common stock	$0.50	$0.65	$0.92
Weighted average basic shares outstanding	28,013	27,822	25,656
Weighted average diluted shares outstanding	28,078	28,116	26,076
Pro forma income information (Note 1):
Historical income before income taxes			$31,299
Pro forma income tax expense (unaudited)			12,520

Pro forma net income (unaudited)			$18,779

Pro forma basic earnings per share of Class A and Class B common stock (unaudited)			$0.73
Pro forma diluted earnings per share of Class A and Class B common stock (unaudited)			$0.72

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Fiscal Years Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$14,075	$18,137	$23,893
Other comprehensive income, net of tax:
Net change in unrealized gain/loss on available-for-sale securities	9	(5)	17

Other comprehensive income (loss), net of tax	9	(5)	17

Comprehensive income	$14,084	$18,132	$23,910

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Number of Shares			Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)	Common Stock (WOJT)
Balance at January 28, 2012	—	—	20,000	$20	$150	$60,254	—	$60,424
Net income	—	—	—	—	—	23,893	—	23,893
Reorganization (Note 1)	—	20,000	(20,000)	—	—	—	—	—
Issuance of stock in IPO, net of costs	9,200	(1,600)	—	7	106,782	—	—	106,789
Distributions to “S” Corporation shareholders	—	—	—	—	—	(84,287)	—	(84,287)
Shares converted by founders	1,480	(1,480)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,570	—	—	9,570
Exercise of stock options, including tax benefit of $74	92	—	—	1	889	—	—	890
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	17	17

Balance at February 2, 2013	10,772	16,920	—	28	117,391	(140)	17	117,296

Net income	—	—	—	—	—	18,137	—	18,137
Shares converted by founders	278	(278)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,106	—	—	3,106
Restricted stock	31	—	—	—	—	—	—	—
Exercise of stock options, including tax benefit of $42	280	—	—	—	2,389	—	—	2,389
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	(5)	(5)

Balance at February 1, 2014	11,361	16,642	—	28	122,886	17,997	12	140,923

Net income	—	—	—	—	—	14,075	—	14,075
Shares converted by founders	98	(98)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,499	—	—	3,499
Excess tax deficiencies from stock-based compensation	—	—	—	—	(124)	—	—	(124)
Restricted stock	49	—	—	—	—	—	—	—
Exercise of stock options,	38	—	—	—	304	—	—	304
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	9	9

Balance at January 31, 2015	11,546	16,544	—	$28	$126,565	$32,072	$21	$158,686

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities
Net income	$14,075	$18,137	$23,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,237	19,367	16,679
Loss on disposal of assets	118	140	111
Impairment of assets	1,007	1,840	—
(Gain) loss on sales and maturities of marketable securities	(116)	(176)	28
Deferred income taxes	(1,156)	304	6,689
Stock-based compensation expense	3,499	3,106	9,570
Excess tax benefit from stock-based compensation	(22)	(157)	(95)
Changes in operating assets and liabilities:
Receivables	3,863	(2,611)	21
Merchandise inventories	(5,241)	329	(9,927)
Prepaid expenses and other assets	2,051	(1,861)	(12,930)
Accounts payable	3,720	1,554	1,431
Accrued expenses	3,662	(1,796)	(1,470)
Accrued compensation and benefits	936	(1,119)	(1,442)
Deferred rent	(206)	5,976	8,584
Deferred revenue	861	761	588

Net cash provided by operating activities	48,288	43,794	41,730

Cash flows from investing activities
Purchase of property and equipment	(23,636)	(42,701)	(33,298)
Proceeds from sale of property and equipment	41	79	17
Insurance proceeds from casualty loss	—	—	822
Purchases of marketable securities	(59,884)	(44,908)	(75,377)
Maturities of marketable securities	60,000	50,000	35,510

Net cash used in investing activities	(23,479)	(37,530)	(72,326)

Cash flows from financing activities
Payment of capital lease obligation	(758)	(712)	(668)
Net proceeds from initial public offering	—	—	106,789
Proceeds from exercise of stock options	304	2,389	890
Excess tax benefit from stock-based compensation	22	157	95
Distributions	—	—	(84,287)

Net cash (used in) provided by financing activities	(432)	1,834	22,819

Change in cash and cash equivalents	24,377	8,098	(7,777)
Cash and cash equivalents, beginning of period	25,412	17,314	25,091

Cash and cash equivalents, end of period	$49,789	$25,412	$17,314

Supplemental disclosures of cash flow information
Interest paid	$182	$253	$299
Income taxes paid	$4,511	$14,969	$13,727
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,513	$2,348	$2,875

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.

Notes to Consolidated Financial Statements

Note 1: Description of the Company and Basis of Presentation

Tilly’s, Inc. was formed as a Delaware corporation on May 4, 2011 for the purpose of reorganizing the corporate structure of World of Jeans & Tops, a California corporation (“WOJT”). On May 2, 2012, the shareholders of WOJT contributed all of their shares of common stock to Tilly’s, Inc. in return for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, effective May 2, 2012, WOJT converted from an “S” Corporation to a “C” Corporation for income tax purposes. These events are collectively referred to as the “Reorganization”. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where context requires or where otherwise indicated, the terms the Company, Tilly’s, we, or us, refers to WOJT before the Reorganization and to Tilly’s, Inc. and its subsidiary, WOJT, after the Reorganization.

Tilly’s operates a chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. The Company operated a total of 212 and 195 stores as of January 31, 2015 and February 1, 2014, respectively. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where the Company features a similar assortment of product as is carried in its brick-and-mortar stores.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal years 2014 and 2013 each included 52 weeks, and fiscal year 2012 included 53 weeks.

Segment Reporting

Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has one reportable segment. All of the Company’s identifiable assets are in the United States.

Unaudited Pro Forma Income Information

The unaudited pro forma income information gives effect to the conversion of the Company to a “C” Corporation on May 2, 2012. Prior to such conversion, the Company was an “S” Corporation and generally not subject to income taxes. The pro forma net income and per share amounts, therefore, include an adjustment for income tax expense as if the Company had been a “C” Corporation during the periods presented at an assumed combined federal, state and local effective tax rate of 40%, which approximates the calculated statutory tax rate for each period. In addition, the unaudited pro forma diluted weighted average shares outstanding was computed using the assumed 40% effective tax rate. As a result, the pro forma adjustment to diluted weighted average shares outstanding was a decrease of approximately 20,000 shares in fiscal year 2012.

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

As a result of the IPO, the Company received net proceeds of approximately $106.6 million, after deducting the underwriting discount of $8.7 million and related fees and expenses of approximately $2.5 million. The Company used $84.0 million of the net proceeds from the IPO to pay in full notes previously issued to the shareholders of WOJT. These notes represented WOJT’s undistributed taxable income from the date of its formation through the date of termination of its “S” Corporation status.

Correction to the Consolidated Statements of Income

The Company identified a prior period error related to the classification of share-based compensation and benefits. The Company identified $1.5 million and $2.6 million of share-based compensation and benefits in fiscal years 2013 and 2012, respectively, previously included in selling, general and administrative expenses that should have been presented as a component of cost of goods sold. Accordingly, the Company has corrected the accompanying consolidated statements of income for fiscal years 2013 and 2012, resulting in an increase in cost of goods sold, a decrease in gross profit and a decrease in selling, general and administrative expenses of $1.5 million and $2.6 million for fiscal years 2013 and 2012, respectively, from amounts previously reported. The error had no impact on the amounts previously reported in the Company’s consolidated balance sheets and statements of comprehensive income, and cash flows and had no impact on net income. Management has evaluated the materiality of the error quantitatively and qualitatively and has concluded that the correction of this error is immaterial to the consolidated statements of income and the consolidated financial statements as a whole.

Note 2: Summary of Significant Accounting Policies

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

Merchandise Inventories

Merchandise inventories are comprised of finished goods offered for sale at the Company’s retail stores and online. Inventories are stated at the lower of cost or market using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. The Company believes that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $6.7 million, $6.6 million and $5.6 million in fiscal years 2014, 2013 and 2012, respectively, are included in cost of goods sold in the consolidated statements of operations.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the consolidated statements of income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $37.0 million, $35.7 million and $32.2 million in fiscal years 2014, 2013 and 2012, respectively. In addition, the Company accrued $0.9 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 31, 2015 and February 1, 2014.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five to seven years. Furniture and fixtures are depreciated over five years. Computer software is depreciated over three years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. The cost of assets sold or retired and the related accumulated depreciation is removed from the accounts with any resulting gain or loss included in net income.

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

At least quarterly, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluation during the fourth quarter of fiscal years 2014 and 2013 indicated that operating losses or insufficient operating income existed at two and four retail stores, respectively, with a projection that the operating losses or insufficient operating income for these locations would continue. As such, the Company recorded noncash charges of $1.0 million and $1.8 million in selling, general and administrative expenses in fiscal years 2014 and 2013, respectively, to write down the carrying value of these stores’ long-lived assets to their estimated fair values. The Company did not record any impairment charges in fiscal year 2012.

If the Company is not able to achieve its projected key financial metrics, the Company may incur additional impairment in the future for those retail stores tested and not deemed to be impaired in its analysis, as well as for additional retail stores not tested in its most recent analysis.

Operating Leases

The Company leases its retail stores under noncancellable operating leases. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the lease term, excluding contingent rent, and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.

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

Revenue Recognition

Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from the Company’s customers are recorded on a net basis. For e-commerce sales, the Company recognizes revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. The Company defers e-commerce revenue and the associated product and shipping costs for shipments that are in-transit to the customer. Customers typically receive goods within three days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income. For fiscal years 2014, 2013 and 2012, shipping and handling fee revenue included in net sales was $2.6 million, $3.3 million and $3.7 million, respectively.

The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for fiscal years 2014, 2013 and 2012 is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Beginning balance	$573	$703	$609
Provisions	16,875	15,938	14,850
Usage	(16,800)	(16,068)	(14,756)

Ending balance	$648	$573	$703

The Company recognizes revenue from gift cards as they are redeemed for merchandise. Prior to redemption, the Company maintains a current liability for unredeemed gift card balances. The customer liability balance was $7.1 million and $6.2 million as of January 31, 2015 and February 1, 2014, respectively, and is included in deferred revenue on the balance sheets. The Company’s s gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.8 million, $0.6 million and $0.4 million in fiscal years 2014, 2013 and 2012, respectively.

Cost of Goods Sold and Selling, General and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Goods Sold

•	Total cost of products sold include:

•	freight expenses associated with moving merchandise inventories from our vendors to our distribution center;

•	vendor allowances;

•	cash discounts on payments to merchandise vendors;

•	physical inventory losses; and

•	markdowns of inventory.

•	Costs of buying and distribution of merchandise include:

•	payroll and benefit costs and incentive compensation for merchandise purchasing personnel;

•	customer shipping and handling expenses;

•	costs associated with operating our distribution and fulfillment center, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation; and

•	freight expenses associated with moving merchandise inventories from our distribution center to our stores and e-commerce customers.

Store occupancy costs including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.

Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional, e-commerce and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, travel and lodging; and

•	Charitable contributions.

Store Opening Costs

Store opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the statements of operations.

Advertising

The Company expenses advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of catalogs, print advertising costs, radio advertisements and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying statements of operations, was $9.6 million, $9.1 million and $8.4 million in fiscal years 2014, 2013 and 2012, respectively.

Share-based Compensation

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), for accounting for equity instruments exchanged for employee services. Under the provisions of this statement, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company’s share-based compensation expense. Refer to “Note 12: Share-based Compensation” for further information.

Income Taxes

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

The Company establishes assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company includes in income tax expense any interest and penalties related to uncertain tax positions. Refer to “Note 14: Income Taxes”, for further information.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 65 thousand, 294 thousand and 420 thousand in fiscal years 2014, 2013 and 2012, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At January 31, 2015 and February 1, 2014, and at various times throughout these years, the Company had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company typically invests its cash in highly rated, short-term commercial paper or in interest-bearing money market funds.

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

Note	3: Marketable Securities

Marketable securities are classified as available-for-sale and, as of January 31, 2015 and February 1, 2014, consisted entirely of commercial paper, all of which were less than one year from maturity.

The following table summarizes the Company’s investments in marketable securities at January 31, 2015 and February 1, 2014 (in thousands):

	January 31, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,922	$35	$—	$34,957
			.
	February 1, 2014
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,923	$23	$(3)	$34,943

For the fiscal years ended January 31, 2015 and February 1, 2014, the Company recognized gains on investments of $0.1 million and $0.2 million, respectively, for commercial paper which matured during the periods. Upon recognition of the gains, the Company reclassified these amounts out of accumulated other comprehensive income and into other expense, net, on the consolidated statements of income.

Note 4: Receivables

At January 31, 2015 and February 1, 2014, receivables consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Credit and debit card receivables	$2,685	$2,372
Tenant allowances due from landlords	1,789	2,849
Income tax receivable	—	2,964
Other	208	360

Total receivables	$4,682	$8,545

Note 5: Prepaid Expenses and Other Current Assets

At January 31, 2015 and February 1, 2014, prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Prepaid rent	$6,596	$6,204
Deferred taxes	3,594	3,379
Prepaid maintenance agreements	753	892
Prepaid insurance	704	532
Other	702	765

Total prepaid expenses and other current assets	$12,349	$11,772

Note 6: Property and Equipment

At January 31, 2015 and February 1, 2014, property and equipment consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Leasehold improvements	$124,809	$99,719
Furniture and fixtures	37,796	35,043
Machinery and equipment	28,819	26,990
Building under capital lease	7,840	7,840
Computer hardware and software	24,622	19,796
Construction in progress	1,448	16,998
Vehicles	1,470	1,381

	226,804	207,767
Accumulated depreciation	(125,469)	(106,831)

Property and equipment, net	$101,335	$100,936

Depreciation expense related to property and equipment was $21.2 million, $19.4 million and $16.7 million in fiscal years 2014, 2013 and 2012, respectively.

The Company incurred costs of $22.8 million, $42.2 million and $34.0 million for capital expenditures in fiscal years 2014, 2013 and 2012, respectively.

Note 7: Accrued Expenses

At January 31, 2015 and February 1, 2014, accrued expenses consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Sales and use taxes payable	$1,611	$1,566
Accrued construction	1,202	1,780
Minimum rent and common area maintenance	927	870
Accrued merchandise returns	648	572
Income taxes payable	600	—
Other	7,337	4,453

Total accrued expenses	$12,325	$9,241

Note 8: Line of Credit

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

At January 31, 2015, the Company was in compliance with all of its covenants and had no outstanding borrowings under the line of credit.

Note 9: Leases

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

Operating leases

The Company leases office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The Company occupied the building on June 29, 2012 and incurred rent expense of $0.3 million in fiscal years 2014 and 2013 and $0.2 million in fiscal year 2012, related to the lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.

The Company leases a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tilly’s. The Company uses this property as its e-commerce distribution center. Pursuant to the lease agreement, the Company requested during fiscal year 2012 that the landlord expand the building. Upon commencement of the building expansion, the Company returned the building to the landlord. As of February 2, 2013, the landlord returned the expanded building to the Company. The Company incurred rent expense of $1.0 million, $1.1 million and $0.6 million in fiscal years 2014, 2013 and 2012, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.

The Company previously leased warehouse space (15 Chrysler, Irvine, California) that is owned by one of the co-founders of Tilly’s. The lease provided for base monthly payments of $16,118 which increased every twelve months at $0.03 per square foot per month. The Company incurred rent expense of $0.1 million, $0.2 million and $0.2 million in fiscal years 2014, 2013 and 2012, respectively, related to this lease. The lease expired on October 31, 2014. The Company subleased part of the building to an unrelated third party. The sublease began on December 1, 2010 and terminated on May 31, 2014. Sublease income was $0.1 million in fiscal years 2014, 2013 and 2012.

Future minimum rental commitments, by year and in the aggregate, under noncancellable operating leases for the above buildings at 11 Whatney and 17 Pasteur and all of the Company’s store locations as of January 31, 2015 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2015	$2,210	$47,507	$49,717
2016	2,247	45,949	48,196
2017	2,205	42,675	44,880
2018	1,503	42,200	43,703
2019	1,430	32,686	34,116
Thereafter	2,756	87,882	90,638

Total	$12,351	$298,899	$311,250

Rent expense under noncancellable operating leases for fiscal years 2014, 2013 and 2012 was as follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Minimum rentals	$47,010	$43,353	$37,324
Contingent rentals	166	38	19

Total rent expense	$47,176	$43,391	$37,343

Capital lease

The Company leases its corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tilly’s. On June 29, 2012, the Company exercised the first of its three five-year renewal options on this lease, with the renewal commencing on January 1, 2013. The lease now expires on December 31, 2017. The land component of this lease is accounted for as an operating lease (included in the operating lease commitments schedule above) and the building component is accounted for as a capital lease. At January 31, 2015, the monthly payments under the operating portion of the lease were $80,046. The obligation under the capital lease was $2.5 million and $3.3 million as of January 31, 2015 and February 1, 2014, respectively. The gross amount of the building under capital lease was $7.8 million as of January 31, 2015 and February 1, 2014. The accumulated amortization of the building under capital lease was $6.3 million and $5.8 million as of January 31, 2015 and February 1, 2014, respectively. The Company incurred rent expense of $0.9 million in each of the fiscal years 2014, 2013 and 2012 related to the operating (land component) of this lease.

Future commitments under the Company’s related party capital lease obligation as of January 31, 2015 are as follows (in thousands):

Fiscal Year
2015	$940
2016	940
2017	860

Total minimum lease payments	2,740
Less amount representing interest	240

Present value of net minimum lease payments	2,500
Less current portion	806

Long-term portion	$1,694

Prior to signing each of the related party leases above, the Company received an independent market analysis regarding the property and therefore believes that the terms of each lease are reasonable and not materially different from terms the Company would have obtained from an unaffiliated third party. See “Note 16: Related Party Transactions”, for further information.

Note 10: Commitments and Contingencies

Employment Agreements

On February 21, 2011, Daniel Griesemer joined the Company as its President and Chief Executive Officer. The Company is subject to an employment agreement with Mr. Griesemer which provides for compensation and certain other benefits. The employment agreement also provides for severance payments under certain circumstances. The Company did not have any other employment agreements as of January 31, 2015.

Indemnifications, Commitments, and Guarantees

During the normal course of business, the Company has made certain indemnifications, commitments, and guarantees under which it may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the state of California. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make, and their duration may be indefinite. The Company has not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying balance sheets as the impact is expected to be immaterial.

Software Maintenance Commitments

At January 31, 2015, our future minimum payments under agreements to purchase services for software maintenance aggregated to $2.2 million, payable as follows: $1.1 million in fiscal 2015, $0.9 million in fiscal 2016 and $0.2 million in fiscal 2017.

Legal Proceedings

From time to time, the Company may become involved in lawsuits and other claims arising from its ordinary course of business. The Company is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, the Company cannot provide any assurances regarding the outcome of any litigation or claim to which it is a party or that the ultimate outcome of any of the matters threatened or pending against it, including those disclosed below, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.

Kristin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-00139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against the Company alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted the Company’s motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint and the parties are proceeding with discovery on class certification issues. Class certification briefing is currently expected to conclude in July 2015 with a hearing in August 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. The Company intends to defend this case vigorously.

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

Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No, BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim. The Company answered the complaint on January 8, 2015. The Company intends to defend this case vigorously.

Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No, 1:15-CV-00108-MJS. On November 6, 2014,

plaintiffs filed a putative class action and representative Private Attorney General Act lawsuit against the Company in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, the Company answered the complaint and removed the action to the United States District Court for the Eastern District of California. The Company intends to defend this case vigorously.

Note 11: Fair Value Measurements

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

The Company did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2014 and 2013. Furthermore, as of January 31, 2015 and February 1, 2014, the Company did not have any Level 3 financial assets. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of ASC 820, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 31, 2015			February 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$34,433	$—	$—	$25,316	$—	$—
Marketable securities:
Commercial paper	—	34,957	—	—	34,943	—

During fiscal years 2014 and 2013, certain long-lived assets with carrying values totaling $1.0 million and $1.8 million at two and four of the Company’s retail stores, respectively, were determined to be unable to recover their carrying values and, therefore, were written down to their fair value, resulting in a loss on impairment of assets of $1.0 million and $1.8 million in fiscal years 2014 and 2013, respectively. The fair value of these assets was determined using Level 3 inputs and the valuation techniques are described in “Note 2: Summary of Significant Accounting Policies”. The Company has no other financial instruments that would be considered significant for fair value measurement purposes.

Note 12: Share-Based Compensation

In June 2007, the Compensation Committee of the Company’s Board of Directors adopted the 2007 Stock Option Plan, (the “2007 Plan”), which authorized the issuance of options to acquire up to 1,600,000 shares of the Company’s Class A common stock for certain employees, consultants and directors. These share-based awards were granted at an exercise price equal to the fair market value of our common stock at the date of grant. These awards vest in equal installments over a four year period (service period) and generally expire at the earlier of 30 days after employment or services are terminated or ten years from the date of grant. The awards included a performance condition that prevented the awards from becoming exercisable until the consummation of the Company’s initial public offering. As the awards contained both a service requirement and a performance condition, compensation expense was not recognized in the financial statements until the consummation of our initial public offering on May 3, 2012. On that date, we recognized $7.6 million of share-based compensation expense relating to the stock options previously granted to employees and directors under the 2007 Plan. This amount represented the cumulative share-based compensation expense from the inception of the 2007 Plan through the date of the Company’s initial public offering, as the Company had not previously recognized any share-based compensation expense for these awards due to the performance condition wherein, if the stock options were vested, they would only become exercisable upon the consummation of the Company’s initial public offering. In connection with the recognition of share-based compensation, the Company recorded an increase in noncurrent deferred tax assets and income taxes payable of $3.0 million. No stock options were granted from the 2007 Plan during fiscal year 2012, and stock options may no longer be issued from the 2007 Plan subsequent to the initial public offering

In April 2012, the Compensation Committee adopted the Tilly’s 2012 Equity and Incentive Award Plan, (the “2012 Plan”), which authorized the issuance of options, shares or rights to acquire up to 2,913,900 shares of the Company’s Class A common stock. In June 2014, the Company’s stockholders approved the Amended and Restated Tilly’s 2012 Equity and Incentive Award Plan, which increased the aggregate number of shares reserved for issuance thereunder by 1,500,000 shares, from 2,913,900 shares to a total of 4,413,900 shares; and added operating income and comparable store sales growth as additional performance goals that may be used in connection with performance-based awards granted under the amended 2012 Plan. As of January 31, 2015, there were 2,831,159 shares still available for future issuance under the 2012 Plan.

Options

The Compensation Committee has granted stock options to certain existing and new employees to acquire the Company’s Class A common stock under its stock plans to certain of the Company’s employees and executives. The exercise price of options granted is equal to the closing price per share of the Company’s stock at the date of grant. The nonqualified options generally vest ratably over a four-year period beginning on the first anniversary of the date of grant, provided that the award recipient continues to be employed by the Company through each of those vesting dates, and expire ten years from the date of grant.

The following table summarizes the Company’s stock option activity for fiscal year 2014:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at February 1, 2014	2,356,790	$13.31
Granted	837,500	$12.19
Exercised	(38,250)	$7.94
Forfeited	(173,500)	$13.69
Expired	(102,500)	$13.41

Outstanding at January 31, 2015	2,880,040	$13.03	7.0	$4,412

Vested and expected to vest at January 31, 2015	2,782,319	$13.04	7.0	$4,296

Exercisable at January 31, 2015	1,297,540	$12.65	5.4	$2,878

(1)	Intrinsic value for stock options is defined as the difference between the market price of the Company’s Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $13.74 at January 31, 2015.

The total intrinsic value of options exercised in fiscal years 2014, 2013 and 2012 was $0.1 million, $1.6 million and $0.7 million, respectively.

The total fair value of options vested in fiscal years 2014, 2013 and 2012 was $3.5 million, $3.0 million and $1.5 million, respectively.

The total proceeds received from the exercise of stock options in fiscal years 2014, 2013 and 2012 was $0.3 million, $2.3 million and $0.8 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2014, 2013 and 2012 was $0.1 million, $0.7 million and $0.3 million, respectively.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield, if any. The Company’s estimate of pre-vesting forfeitures, or forfeiture rate, was based on its internal analysis, which included the award recipients’ positions within the Company and the vesting period of the awards. The Company will issue shares of Class A common stock when the options are exercised.

The fair values of stock options granted in fiscal years 2014, 2013 and 2012 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Average fair value per option granted	$5.19	$6.31	$9.01
Expected option term(1)	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	44.4% - 46.9%	55.0% - 56.2%	57.6% - 62.9%
Risk-free interest rate(3)	1.6% - 1.8%	0.8% - 1.7%	0.6% - 0.8%
Expected annual dividend yield	0%	0%	0%

(1)	The Company has limited historical information regarding expected option term. Accordingly, the Company determined the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s competitors’ common stock over the most recent period equal to the expected option term of the Company’s awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

Restricted Stock

The Company has also granted restricted stock under the 2012 Plan to the Company’s independent directors. The value of the shares are measured on the date of grant based upon the closing price of the Company’s Class A common stock and vest ratably over two years beginning on the date of grant provided that the respective award recipient continues to serve on the Company’s board of directors through each of those vesting dates.

A summary of the status of non-vested restricted stock as of January 31, 2015 and changes during fiscal year 2014 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 1, 2014	30,096	$15.95
Granted	38,696	$8.27
Vested	(20,208)	$15.83

Nonvested at January 31, 2015	48,584	$9.88

The weighted-average grant-date fair value of restricted stock granted during the years ended February 1, 2014 and February 2, 2013 was $16.18 and $15.50, respectively.

The total fair value of restricted stock vested was $0.2 million in fiscal years 2014 and 2013. There was no vested restricted stock during fiscal year 2012.

The Company recorded a total of $3.5 million, $3.1 million and $9.6 million of share-based compensation expense in fiscal years 2014, 2013 and 2012, respectively. Share-based compensation expense in fiscal year 2012 includes the one-time charge of $7.6 million as noted above. At January 31, 2015, there was $7.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.3 years.

The following table summarizes share-based compensation recorded in the Consolidated Statements of Income:

	Fiscal Year Ended
	2014	2013	2012
Cost of goods sold	$750	$694	$1,948
Selling, general and administrative expenses	2,749	2,412	7,622

Stock-based compensation	$3,499	$3,106	$9,570

Note 13: Retirement Savings Plan

The Tilly’s 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Company matching contributions to the 401(k) Plan are at the discretion of the Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.7 million, $0.6 million and $0.5 million in fiscal years 2014, 2013 and 2012, respectively.

Note 14: Income Taxes

On May 2, 2012, as part of the Reorganization described in “Note 1: Description of the Company and Basis of Presentation”, the Company’s “S” Corporation status was terminated and the Company became subject to corporate-level federal and state income taxes at prevailing corporate rates. Prior to the Reorganization, income tax expense was mainly comprised of a 1.5% California franchise tax.

The components of income tax expense for fiscal years 2014, 2013 and 2012 were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$6,433	$9,591	$11,311
State	1,517	2,304	2,796

	7,950	11,895	14,107
Deferred:
Federal	1,387	(293)	(4,257)
State	(237)	(11)	(2,444)

	1,150	(304)	(6,701)

Total income tax expense	$9,100	$11,591	$7,406

A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2014, 2013 and 2012 (in thousands) is as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Federal taxes at statutory rate	$8,111	$10,405	$10,955
State and local income taxes, net of federal benefit	885	1,517	1,299
Return to provision adjustments	(15)	(369)	—
Impact of change in tax status	—	—	(2,962)
Tax effect of earnings not subject to federal income tax due to “S” Corporation status	—	—	(2,094)
Other	119	38	208

Total income tax expense	$9,100	$11,591	$7,406

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry-forwards. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of January 31, 2015 and February 1, 2014 were as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Deferred rent	$5,134	$4,970
Stock-based compensation	5,127	4,245
Accrued expenses	1,262	1,334
Inventories	2,206	1,816
Compensation and benefits	630	575
Capital lease	388	485
Deferred revenue	227	425
Tax credits	119	—

Total deferred tax assets	15,093	13,850
Deferred tax liabilities:
Property and equipment	(8,279)	(5,840)
Prepaid expenses	(717)	(763)
Marketable securities	(14)	(8)

Total deferred tax liabilities	(9,010)	(6,611)

Net deferred tax asset	$6,083	$7,239

Included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets are $3.6 million at January 31, 2015 and $3.4 million at February 1, 2014 of current deferred tax assets and included in “Other assets” in the Consolidated Balance Sheets are noncurrent deferred tax assets of $2.5 million at January 31, 2015 and $3.8 million at February 1, 2014.

Uncertain Tax Positions

As of January 31, 2015 and February 1, 2014, there were no material unrecognized tax benefits. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. The Company did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2014, 2013 and 2012.

In the third quarter of fiscal year 2014, the Internal Revenue Service (“IRS”) began an examination of our federal income tax return for the C-Corporation short period year ended February 2, 2013. The Company does not anticipate any material adjustments as a result of the examination.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The fiscal tax years 2011 through 2013 remain subject to examination for federal purposes and the fiscal tax years 2010 through 2013 remain subject to examination in significant state jurisdictions.

Note 15: Earnings Per Share

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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2014, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$14,075	$18,137	$23,893
Weighted average basic shares outstanding	28,013	27,822	25,656
Dilutive effect of stock options and restricted stock	65	294	420

Weighted average shares for diluted earnings per share	28,078	28,116	26,076

Basic earnings per share of Class A and Class B common stock	$0.50	$0.65	$0.93

Diluted earnings per share of Class A and Class B common stock	$0.50	$0.65	$0.92

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

Total stock options of 2,364,000, 1,766,000 and 1,263,500 as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.

Note 16: Related Party Transactions

As discussed in “Note 9: Leases”, the Company leases its corporate headquarters, distribution center, warehouse space and e-commerce fulfillment center from companies that are owned by the co-founder of Tilly’s.

Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In June 2014, the Company’s Board of Directors approved support for TLC of up to $20,000. We incurred costs of approximately $10,000 related to printing of the program’s materials during the fiscal year ended January 31, 2015. The Company also provides support for marketing and website services to TLC.

Note 17: Quarterly Financial Information (Unaudited)

The tables below set forth selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration.

	Fiscal Year Ended January 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$111,134	$123,060	$131,283	$152,817
Gross profit	31,327	34,655	40,548	49,002
Operating income	1,077	2,329	8,577	11,206
Net income	591	1,266	5,113	7,105
Basic earnings per share	0.02	0.05	0.18	0.25
Diluted earnings per share	0.02	0.05	0.18	0.25

	Fiscal Year Ended February 1, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$109,119	$123,043	$123,779	$139,896
Gross profit (1)	31,806	37,888	37,843	43,285
Operating income	3,917	7,199	10,150	8,471
Net income	2,308	4,267	6,145	5,417
Basic earnings per share	0.08	0.15	0.22	0.19
Diluted earnings per share	0.08	0.15	0.22	0.19

(1)	Includes share-based compensation and benefits of $0.4 million, $0.3 million, $0.3 million and $0.5 million in the first quarter, second quarter, third quarter and fourth quarter, respectively, previously reported in selling, general and administrative expenses that should have been presented as a component of cost of goods sold. Refer to “Note 1: Description of the Company and Basis of Presentation” for further information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 31, 2015 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 31, 2015. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us, as an emerging growth company, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management has determined that, as of January 31, 2015, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2015 (the “2015 Proxy Statement”).

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

The information required by this Item is incorporated herein by reference to the Company’s 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s 2015 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2015.

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

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and as of the dates indicated on April 1, 2015.

Signature	Title

/s/ Daniel Griesemer Daniel Griesemer	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jennifer L. Ehrhardt Jennifer L. Ehrhardt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Hezy Shaked Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer

/s/ Doug Collier Doug Collier	Director

/s/ Seth Johnson Seth Johnson	Director

/s/ Janet Kerr Janet Kerr	Director

/s/ Jason Nazar Jason Nazar	Director

/s/ Bernard Zeichner Bernard Zeichner	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

3.2	Amended and Restated Bylaws of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2013)

4.1

Form of Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on April 23, 2012)

10.1

Form of indemnification agreement between Tilly’s and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.2

Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.3

Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.4

Amendment #1 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.5

Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of July 1, 2012 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2012)

10.6#

Form of Amended and Restated Tilly’s 2007 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.7#

Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form) (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.8#

Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form) (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.9#

Form of re-priced stock option grant agreement pursuant to the 2007 Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.10#	Tilly’s Inc. Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed on May 1, 2014)

10.11#

Form of Stock Option Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.12#

Form of Restricted Stock Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.12.1#

Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13#

Offer Letter, dated as of January 15, 2011, by and between Daniel Griesemer and World of Jeans & Tops, d/b/a Tilly’s (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.14	Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on August 11, 2011)

10.15

Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.16

Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.17

Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.18

Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NANational Association dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19

Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NANational Association dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20

Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NANational Association dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21

Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NANational Association dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.22

Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.23

Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.24

Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.25#

Offer Letter between Tilly’s, Inc. and Jennifer Ehrhardt entered into on August 28, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2013)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101**	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014; (ii) Consolidated Statements of Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013; and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.
#	Management contract or compensatory plan.