Form 10-Q
period 2015-05-02
TILLY'S, INC.
filed 2015-06-11
CIK 1524025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐     No  ☒

As of June 5, 2015, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,176,994
Class B common stock $0.001 par value	16,179,097

TILLY’S, INC.

FORM 10-Q

For the Quarter Ended May 2, 2015

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

TILLY’S, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	May 2, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$44,181	$49,789
Marketable securities	34,971	34,957
Receivables	5,475	4,682
Merchandise inventories	61,696	51,507
Prepaid expenses and other current assets	12,145	12,349

Total current assets	158,468	153,284
Property and equipment, net	101,341	101,335
Other assets	2,798	2,932

Total assets	$262,607	$257,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,864	$23,109
Accrued expenses	14,227	12,325
Deferred revenue	5,822	7,075
Accrued compensation and benefits	4,180	5,911
Current portion of deferred rent	6,060	6,070
Current portion of capital lease obligation	819	806

Total current liabilities	55,972	55,296
Long-term portion of deferred rent	41,323	41,875
Long-term portion of capital lease obligation	1,484	1,694

Total long-term liabilities	42,807	43,569

Total liabilities	98,779	98,865

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock (Class A), $0.001 par value; May 2, 2015 - 100,000 shares authorized, 12,167 shares issued and outstanding; January 31, 2015 - 100,000 shares authorized, 11,546 shares issued and outstanding	12	11
Common stock (Class B), $0.001 par value; May 2, 2015 - 35,000 shares authorized, 16,189 shares issued and outstanding; January 31, 2015 - 35,000 shares authorized, 16,544 shares issued and outstanding	16	17
Preferred stock, $0.001 par value; May 2, 2015 and January 31, 2015 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	130,426	126,565
Retained earnings	33,354	32,072
Accumulated other comprehensive income	20	21

Total stockholders’ equity	163,828	158,686

Total liabilities and stockholders’ equity	$262,607	$257,551

The accompanying notes are an integral part of these consolidated financial statements

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net sales	$120,190	$111,134
Cost of goods sold (includes buying, distribution, and occupancy costs)	84,138	79,807

Gross profit	36,052	31,327
Selling, general and administrative expenses	33,923	30,250

Operating income	2,129	1,077
Other income, net	(8)	—

Income before income taxes	2,137	1,077
Income tax expense	855	486

Net income	$1,282	$591

Basic earnings per share of Class A and Class B common stock	$0.05	$0.02
Diluted earnings per share of Class A and Class B common stock	$0.05	$0.02
Weighted average basic shares outstanding	28,173	27,983
Weighted average diluted shares outstanding	28,321	28,151

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net income	$1,282	$591
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	(1)	—

Other comprehensive income	(1)	—

Comprehensive income	$1,281	$591

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 31, 2015	11,546	16,544	$28	$126,565	$32,072	$21	$158,686
Net income	—	—	—	—	1,282	—	1,282
Shares converted by founders	355	(355)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,269	—	—	1,269
Exercise of stock options	266	—	—	2,592	—	—	2,592
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	(1)

Balance at May 2, 2015	12,167	16,189	$28	$130,426	$33,354	$20	$163,828

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Cash flows from operating activities
Net income	$1,282	$591
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,611	4,776
Stock-based compensation expense	1,269	838
Loss on disposal of assets	49	29
Gain on sales and maturities of marketable securities	(31)	(37)
Deferred income taxes	(138)	34
Excess tax benefit from stock-based compensation	(92)	—
Changes in operating assets and liabilities:
Receivables	(793)	(751)
Merchandise inventories	(10,189)	(6,584)
Prepaid expenses and other assets	477	(517)
Accounts payable	1,469	2,176
Accrued expenses	1,606	1,279
Accrued compensation and benefits	(1,731)	(1,517)
Deferred rent	(562)	798
Deferred revenue	(1,253)	(1,012)

Net cash (used in) provided by operating activities	(3,026)	103

Cash flows from investing activities
Purchase of property and equipment	(5,084)	(7,943)
Purchases of marketable securities	(14,985)	(4,991)
Maturities of marketable securities	15,000	15,000

Net cash (used in) provided by investing activities	(5,069)	2,066

Cash flows from financing activities
Proceeds from exercise of stock options	2,592	—
Payment of capital lease obligation	(197)	(185)
Excess tax benefit from stock-based compensation	92	—

Net cash provided by (used in) financing activities	2,487	(185)

Change in cash and cash equivalents	(5,608)	1,984
Cash and cash equivalents, beginning of period	49,789	25,412

Cash and cash equivalents, end of period	$44,181	$27,396

Supplemental disclosures of cash flow information
Interest paid	$38	$50
Income taxes paid (refunded)	$1,754	$(22)

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,095	$3,422

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of the Company and Basis of Presentation

Tilly’s, Inc., is a leading chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. We operated 213 stores in 33 states as of May 2, 2015. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature a similar assortment of products as is carried in our brick-and-mortar stores.

Tilly’s, Inc. was formed as a Delaware corporation on May 4, 2011 for the purpose of reorganizing the corporate structure of World of Jeans & Tops, a California corporation (WOJT). On May 2, 2012, the shareholders of WOJT contributed all of their shares of common stock to Tilly’s, Inc. in return for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, effective May 2, 2012, WOJT converted from an “S” Corporation to a “C” Corporation for income tax purposes. These events are collectively referred to as the “Reorganization”. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where context requires or where otherwise indicated, the terms the Company, Tilly’s, we, or us, refers to WOJT before the Reorganization and to Tilly’s, Inc. and its subsidiary, WOJT, after the Reorganization.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report as is permitted by SEC rules and regulations.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen weeks ended May 2, 2015 and May 3, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Fiscal Periods

Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended May 2, 2015 and May 3, 2014 refer to the thirteen-week periods ended as of those dates.

Correction of an Error

We identified a prior period error related to the accrual of contingent rent. Accordingly, we have corrected the accompanying consolidated balance sheet as of May 2, 2015. We identified $0.4 million included in contingent rent liabilities, which was calculated incorrectly in prior periods. We corrected this error in the current period resulting in a decrease of $0.4 million to the deferred rent liability in the Consolidated Balance Sheet and a decrease of $0.4 million to cost of goods sold in the Consolidated Statement of Income for the fiscal quarter ended May 2, 2015. We have evaluated the materiality of the error quantitatively and qualitatively and concluded it was not material to any of the prior periods and the correction of this error, as an out-of-period adjustment, is not expected to be material to the annual consolidated statements of income and the consolidated financial statements for the year ending January 30, 2016.

Note 2: Summary of Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Note 3: Marketable Securities

Marketable securities are classified as available-for-sale and, as of May 2, 2015 and January 31, 2015, consisted entirely of commercial paper, all of which was less than one year from maturity.

The following table summarizes our investments in marketable securities at May 2, 2015 and January 31, 2015 (in thousands):

	May 2, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Commercial paper	$34,938	$34	$(1)	$34,971

	January 31, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Commercial paper	$34,922	$35	$—	$34,957

For the thirteen weeks ended May 2, 2015 and May 3, 2014, we recognized gains on investments of $31 thousand and $37 thousand, respectively, for commercial paper which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income.

Note 4: Line of Credit

On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. (Bank), which we amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility, which was effective as of February 3, 2014, continues to provide for a $25.0 million revolving line of credit, with a maturity date of May 31, 2017. The interest charged on borrowings is either at the London Interbank Offered Rate, or LIBOR, plus 1.00%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility, the Bank may issue stand-by and commercial letters of credit up to $15.0 million.

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

As of May 2, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.

On June 10, 2015, we received a consent to guarantee payments under a settlement agreement with one of our vendors and provide a payment advance on their behalf in exchange for a promissory note. Refer to Note 5 below for further discussion.

Note 5: Commitments and Contingencies

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We are currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for important factors that could adversely impact us and our results of operations.

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

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. We intend to defend this case vigorously.

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

Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No, 1:15-CV-00108-MJS. On November 6, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, we answered the complaint and removed the action to the United States District Court for the Eastern District of California. On March 2, 2015, the parties stipulated to stay the action while they discuss settlement. The parties also stipulated that if settlement negotiations are unsuccessful, the plaintiffs’ claims will be arbitrated on an individual, and not a class or representative, basis, as required under the terms of the arbitration agreements they signed. If the matter does not settle, the Company intends to defend the case vigorously.

On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In connection with the settlement: (i) we have agreed to advance an initial payment of $0.2 million to the plaintiff in exchange for a promissory note from the vendor in the amount of $0.2 million, (ii) we entered into an agreement to purchase a minimum of $1.0 million in merchandise from our vendor, some of which may be offset against our obligation under the settlement arrangement in the event of the vendor’s default, and (iii) we have received a security interest in certain of our vendor’s intellectual property. In the event of the vendor’s default, it is reasonably possible that we could incur a loss as the guarantor and we would attempt to enforce our security interest in certain of the vendor’s intellectual property. The current estimated range of a reasonably possible loss is zero to $2.0 million representing our best estimate with respect to this matter and is based on currently available information.

Note 6: Fair Value Measurements

We determine fair value based on the three level valuation hierarchy established under GAAP, which provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under GAAP as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The three level hierarchy of inputs is as follows:

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

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, and certain cash equivalents, specifically money market accounts. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.

During the thirteen weeks ended May 2, 2015 and May 3, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 2, 2015 and January 31, 2015, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

In accordance with GAAP, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 2, 2015			January 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Cash equivalents:
Money market securities	$29,454	$—	$—	$34,433	$—	$—

Marketable securities:
Commercial paper	—	34,971	—	—	34,957	—

Note 7: Stock-Based Compensation

In April 2012, the Compensation Committee adopted the Tilly’s 2012 Equity and Incentive Award Plan, which authorized the issuance of options, shares or rights to acquire up to 2,913,900 shares of the our Class A common stock. In June 2014, our stockholders approved the Amended and Restated Tilly’s 2012 Equity and Incentive Award Plan (the 2012 Plan), which increased the aggregate number of shares reserved for issuance thereunder by 1,500,000 shares, from 2,913,900 shares to a total of 4,413,900 shares; and added operating income and comparable store sales growth as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 2, 2015, there were 2,147,409 shares still available for future issuance under the 2012 Plan.

Options

The Compensation Committee has granted stock options to certain existing and new employees to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest ratably at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.

The following table summarizes the stock option activity for the thirteen weeks ended May 2, 2015 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)

Outstanding at January 31, 2015	2,880,040	$13.03
Granted	37,500	$16.03
Exercised	(266,140)	$9.74
Forfeited	(13,125)	$13.20

Outstanding at May 2, 2015	2,638,275	$13.40	7.2	$3,348

Vested and expected to vest at May 2, 2015	2,553,131	$13.42	7.1	$3,247
Exercisable at May 2, 2015	1,457,900	$13.44	6.2	$2,188

(1)	Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $13.76 at May 2, 2015.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. Our estimate of pre-vesting forfeitures, or forfeiture rate, was based on our internal analysis, which included the award recipients’ positions and the vesting period of the awards. We will issue shares of Class A common stock when the options are exercised.

The fair value of stock options granted during the thirteen weeks ended May 2, 2015 and May 3, 2014 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Expected option term(1)	5.0 years	5.0 years
Expected volatility factor(2)	47.8%	46.9%
Risk-free interest rate(3)	1.4%	1.8%
Expected annual dividend yield	0%	0%

(1)	We have limited historical information regarding the expected option term. Accordingly, we determined the expected option term of the awards using historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)	Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.
(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

Restricted stock

We grant restricted stock awards (RSAs) and restricted stock units (collectively with the RSAs “restricted stock”) under the 2012 Plan to the independent directors on our Board of Directors and certain of our employees. The RSAs granted to the independent directors on our Board of Directors vest ratably at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on the our Board of Directors through each of those vesting dates. The restricted stock units granted to certain employees vest ratably at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. Restricted stock units represent shares issuable in the future upon vesting whereas RSAs represent restricted shares issued upon the date of grant in which the recipient’s rights in the stock are restricted until the shares are vested. We determine the fair value of restricted stock based upon the closing price of our Class A common stock on the date of grant.

A summary of the status of non-vested restricted stock as of May 2, 2015 and changes during the first quarter of fiscal 2015 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 31, 2015	48,584	$9.88
Granted	280,000	$16.07

Nonvested at May 2, 2015	328,584	$15.15

Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Cost of goods sold	$239	$172
Selling, general and administrative expenses	1,030	666

Stock-based compensation	$1,269	$838

At May 2, 2015, there was $10.9 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 3.0 years.

Note 8: Income Taxes

We account for income taxes and the related accounts under the liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Because we believe that it is more likely than not that we will realize the full amount of the net deferred tax assets, we have not recorded any valuation allowance for the deferred tax assets.

The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate our annual effective tax rate.

Our effective income tax rate for the thirteen weeks ended May 2, 2015 and May 3, 2014 was 40.0% and 45.1%, respectively. The effective income tax rate for the thirteen weeks ended May 3, 2014 reflects a discrete item related to vested stock option forfeitures.

Our fiscal 2012 C-Corporation income tax return is currently under examination by the Internal Revenue Service. We were notified during the first quarter of fiscal 2015 that the S-Corporation tax period ending May 1, 2012 was also selected for examination by the Internal Revenue Service. There are not any known liabilities and we do not expect that the results of the examinations will have a material impact on our financial condition or statement of operations in fiscal 2015.

Note 9: Earnings Per Share

Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Dilutive potential common shares represent outstanding stock options and restricted stock awards. The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Net income	$1,282	$591
Weighted average basic shares outstanding	28,173	27,983
Dilutive effect of stock options and restricted stock	148	168

Weighted average shares for diluted earnings per share	28,321	28,151

Basic earnings per share	$0.05	$0.02

Diluted earnings per share	$0.05	$0.02

Total stock options and restricted stock of 2,013,000 and 2,114,000 as of May 2, 2015 and May 3, 2014, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.

Note 10: Related Party Transactions

The following persons and entities that participated in related party transactions include Hezy Shaked, Tilly Levine, Shaked Holdings, LLC and Amnet Holdings, LLC. Mr. Shaked is our Co-Founder, Executive Chairman of our Board of Directors, one of our executive officers and a holder of more than 5% of our common stock. Ms. Levine is our Co-Founder, an employee of our company and a holder of more than 5% of our common stock. Mr. Shaked, through the Hezy Shaked Living Trust established May 18, 1999, or the Hezy Shaked Trust, owns 63% of Shaked Holdings, LLC. Ms. Levine, through the Tilly Levine Separate Property Trust established March 31, 2004, or the Tilly Levine Trust, owns 37% of Shaked Holdings. Mr. Shaked, through the Hezy Shaked Trust, is the sole member and owner of Amnet Holdings, LLC, or Amnet Holdings.

Certain Leases

We lease office and warehouse space (11 Whatney, Irvine, California) from Amnet Holdings. The lease expires on June 30, 2022 and provides for base monthly payments of $28,683 which adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. We incurred rent expense of $0.1 million in the first quarter of both fiscal 2015 and fiscal 2014 related to the lease.

We lease a building (17 Pasteur, Irvine, California) from Amnet Holdings. The lease expires on October 31, 2021 and provides for base monthly rent payments of $76,024. We use this property as our e-commerce fulfillment center. The lease payments adjust annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. We incurred rent expense of $0.2 million in the first quarter of both fiscal 2015 and fiscal 2014 related to this lease.

We lease our corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from Shaked Holdings. On June 29, 2012, we exercised the first of our three five-year renewal options on this lease, with the renewal commencing on January 1, 2013 and expiring on December 31, 2017. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease. The capital lease obligation was $2.3 million and $2.5 million as of May 2, 2015 and January 31, 2015, respectively. Payments under the capital lease obligation including principal and interest totaled $0.4 million in the first quarter of fiscal 2015. The gross amount of the building under capital lease was $7.8 million as of May 2, 2015 and January 31, 2015. The accumulated depreciation of the building under capital lease was $6.4 million and $6.3 million as of May 2, 2015 and January 31, 2015, respectively. We incurred rent expense of $0.2 million in the first quarter of fiscal 2015 related to the operating (land component) of this lease.

Prior to signing the related party leases, we received an independent market analysis regarding the property and therefore believe that the terms of each lease are reasonable and are not materially different than terms we would have obtained from an unaffiliated third party.

Tax Indemnification Agreements

In connection with the Reorganization, we entered into certain tax indemnification agreements with each of the Hezy Shaked Living Trust and the Tilly Levine Separate Property Trust. Pursuant to such tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such stockholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income our subsidiary, World of Jeans & Tops, Inc., reported as an “S” Corporation. Such agreement provides that we defend and hold harmless such stockholders against any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.

Tilly’s Life Center

Tilly’s Life Center (TLC) is a charitable organization that was founded and is run by Ms. Levine. In June 2014, our Board of Directors approved support for TLC of up to $20,000. We incurred costs of approximately $3,000 related to printing of TLC’s program’s materials during the first quarter of fiscal 2015. We also provide support for marketing and website services for TLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Tilly’s is a fast-growing destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 2, 2015, we operated 213 stores, averaging 7,653 square feet, in 33 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).

Net sales increased $9.1 million, or 8.1%, to $120.2 million for the thirteen weeks ended May 2, 2015 from $111.1 million for the thirteen weeks ended May 3, 2014. Operating income nearly doubled to $2.1 million for the thirteen weeks ended May 2, 2015 from $1.1 million for the thirteen weeks ended May 3, 2014, primarily due to an increase in the number of stores and an increase in our comparable store sales, including our e-commerce sales, and a favorable adjustment related to the correction of the accrual for contingent rent. Our comparable store sales increased 2.0% in the first quarter of fiscal 2015, as compared to a 6.8% decrease in the first quarter of fiscal 2014.

We continued to focus on product differentiation and innovation, which drove increases in conversion and average transaction value. We invested in dominant, on-trend products and categories, introducing more products and brands that are new, unique or exclusive to Tilly’s.

We continued to use our new digital platform and our Tilly’s Hookup loyalty program to further build the Tilly’s brand through customer awareness and loyalty. We are making further investments in the digital team with key talent and have begun to implement various enhancements to key components of our digital strategy in our marketing and execution, all of which are contributing to further improvements in our e-commerce business.

Over the last five fiscal years, we have more than doubled our store count to 213 stores at May 2, 2015 and believe there is a significant opportunity to grow our national footprint up to 500 stores over time. We have added two new stores in the first quarter of fiscal 2015 and plan to add at least 13 additional new stores by the end of the year in mall, off-mall and outlet locations. We expect to fund this store expansion through our cash on hand and cash flows from operations.

We also believe that investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and in turn, drive comparable store sales and increase profitability. We made progress on our plans to refresh at least 25 existing high-volume stores in locations within our original heritage markets during the first quarter of fiscal 2015.

We believe our business strategy will continue to offer significant opportunity, but it also presents risks and challenges. These risks and challenges include, but are not limited to, that we may not be able to effectively identify and respond to changing fashion trends and customer preferences, that we may not be able to find desirable locations for new stores and that we may not be able to effectively manage our future growth. In addition, our financial results can be expected to be directly impacted by trends in the general economy. A decline in consumer spending or a substantial increase in product costs due to commodity cost increases or general inflation could lead to a reduction in our sales as well as greater margin pressure as costs may not be able to be passed on to consumers and the competitive environment could become more highly promotional. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for other important factors that could adversely impact us and our results of operations.

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

Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

Opening new stores is an important part of our growth strategy and we expect a significant percentage of our net sales during this growth period to come from non-comparable store sales. Accordingly, comparable store sales are only one element we use to assess the success of our business.

Gross Profit

Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-commerce fulfillment centers, to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security, and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

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

Selling, General and Administrative Expenses

Our selling, general and administrative, or SG&A, expenses are composed of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

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

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)
Statements of Income Data:
Net sales	$120,190	$111,134
Cost of goods sold	84,138	79,807

Gross profit	36,052	31,327
Selling, general and administrative expenses	33,923	30,250

Operating income	2,129	1,077
Other income, net	(8)	—

Income before income taxes	2,137	1,077
Income tax expense	855	486

Net income	$1,282	$591

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.0%	71.8%

Gross profit	30.0%	28.2%
Selling, general and administrative expenses	28.2%	27.2%

Operating income	1.8%	1.0%
Interest expense, net	0.0%	0.0%

Income before income taxes	1.8%	1.0%
Income tax expense	0.7%	0.4%

Net income	1.1%	0.5%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Store Operating Data:
Stores operating at end of period	213	198
Comparable store sales change (1)	2.0%	-6.8%
Total square feet at end of period	1,630,195	1,535,437
Average net sales per brick-and-mortar store (in thousands) (2)	$502	$499
Average net sales per square foot (2)	$66	$64

(1)	Comparable store sales include sales through our e-commerce store, but excludes gift card breakage income and e-commerce shipping and handling fee revenue.
(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store and average net sales per square foot.

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

	Thirteen Weeks Ended		Change
	May 2, 2015	May 3, 2014	$	%
	(in thousands)
Statements of Income Data:
Net sales	$120,190	$111,134	$9,056	8.1%
Cost of goods sold	84,138	79,807	4,331	5.4%

Gross profit	36,052	31,327	4,725	15.1%
Selling, general and administrative expenses	33,923	30,250	3,673	12.1%

Operating income	2,129	1,077	1,052	97.7%
Other income, net	(8)	—	(8)

Income before income taxes	2,137	1,077	1,060	98.4%
Income tax expense	855	486	369	75.9%

Net income	$1,282	$591	$691	116.9%

Net Sales

Net sales increased primarily due to an increase in the average number of stores coupled with an increase of comparable store sales of $2.1 million, or 2.0%, in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. The comparable store sales increase was due to increases in conversion and average transaction value. There were 193 comparable brick-and-mortar stores and 20 non-comparable brick-and-mortar stores open as of May 2, 2015.

Gross Profit

Gross profit increased $4.7 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 primarily due to higher net sales. As a percentage of net sales, gross profit was 30.0% and 28.2% during the first quarter of fiscal 2015 and fiscal 2014, respectively. The 180 basis point increase in gross profit was due to a 90 basis point increase in product margin as a result of an improvement in regular price sales and a decrease in markdown rates, as well as a 90 basis point decrease in buying, distribution and occupancy costs primarily due to the leverage on positive comparable store sales and the favorable adjustment related to the correction of the accrual for contingent rent for prior periods as compared to the first quarter of fiscal 2014.

Selling, General and Administrative Expenses

SG&A expenses increased 12.1% in the first quarter of fiscal 2015 as compared to first quarter of fiscal 2014. As a percentage of net sales, SG&A expenses were 28.2% and 27.2% during the first quarter of fiscal 2015 and fiscal 2014, respectively.

Store selling expenses increased $1.9 million, or 9.0%, to $23.1 million in the first quarter of fiscal 2015 as compared to $21.2 million in the first quarter of fiscal 2014. As a percentage of net sales, store selling expenses were 19.2% and 19.1% during the first quarter of fiscal 2015 and fiscal 2014, respectively.

The following primarily contributed to the increase in store selling expenses as a percentage of net sales:

•	payroll, benefits and related costs for stores increased $1.7 million, or 40 basis points as a percentage of net sales, primarily due to minimum wage increases and increased headcount; and

•	marketing costs increased $0.7 million, or 30 basis points, primarily due to higher spend on catalogs and other marketing activities.

However, the increase in store selling expenses was partially offset by a decrease of $0.5 million, or 60 basis points as a percentage of net sales, due to a decrease in e-commerce fulfillment services.

General and administrative expenses increased $1.8 million to $10.8 million, or 18.7%, in the first quarter of fiscal 2015 from $9.1 million in the first quarter of fiscal 2014. As a percentage of net sales, general and administrative expenses were 9.0% and 8.1% during the first quarter of fiscal 2015 and fiscal 2014, respectively.

The following primarily contributed to the increase in general and administrative expenses as a percentage of net sales:

•	payroll, benefits and related costs for corporate office personnel increased $1.1 million, or 50 basis points as a percentage of net sales;

•	ongoing stock-based compensation expense increased $0.4 million, or 30 basis point as a percentage of net sales, due to additional equity awards granted during the quarter;

•	depreciation related to capital investments increased $0.2 million, or 10 basis points as a percentage of net sales; and

•	other general and administrative expenses increased $0.1 million, but as a percentage of sales remained consistent.

Operating Income

Operating income increased $1.1 million, or 97.7%, to $2.1 million for the first quarter of fiscal 2015 as compared to $1.1 million for the first quarter of fiscal 2014. As a percentage of net sales, operating income was 1.8% and 1.0% for the first quarter of fiscal 2015, and fiscal 2014, respectively. The increase in operating income as a percentage of net sales was primarily due to an increase in our comparable store sales, including e-commerce sales, an increase in the number of stores, the favorable adjustment related to the correction of the accrual for contingent rent and the increased gross profit noted above. Our comparable store sales increased 2.0% in the first quarter of fiscal 2015, as compared to a 6.8% decrease in the first quarter of fiscal 2014.

Other Income, Net

Net other income was $8 thousand and less than $1 thousand for the first quarter of fiscal 2015 and fiscal 2014, respectively. Net interest expense reflects interest paid on a capitalized lease of our corporate and distribution center. Interest income reflects earned income on cash balances, gains on commercial paper investments and tenant construction allowances due from landlords.

Income Tax Expense

Income taxes were $0.9 million and $0.5 million for the first quarter of fiscal 2015 and fiscal 2014, respectively. This reflects effective tax rates of 40.0% and 45.1% for the first quarter of fiscal 2015 and fiscal 2014, respectively. The effective tax rate of 45.1% for the first quarter of fiscal 2014 reflects a discrete item related to vested stock option forfeitures.

Net Income

Net income increased $0.7 million, or 116.9%, to $1.3 million for the first quarter of fiscal 2015 from $0.6 million for the first quarter of fiscal 2014, due to the factors discussed above.

Basic and diluted earnings per share of Class A and Class B common stock increased 150.0% to $0.05 for the first quarter of fiscal 2015 from $0.02 for the first quarter of fiscal 2014.

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

Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
	(in thousands)

Net cash (used in) provided by operating activities	$(3,026)	$103
Net cash (used in) provided by investing activities	(5,069)	2,066
Net cash provided by (used in) financing activities	2,487	(185)

Net Cash (Used in) Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, stock-based compensation expense, deferred income taxes and gains or losses on disposals of assets, plus the effect on changes during the period in our assets and liabilities.

Net cash flows used in operating activities decreased to $3.0 million during the first quarter of fiscal 2015 as compared to net cash flows provided by operating activities of $0.1 million in the first quarter of fiscal 2014. The $3.1 million decrease is due to an increase in merchandise purchases, net of merchandise payables due to new stores and initiatives for the upcoming summer and back-to-school seasons and to support the planned growth in our e-commerce business, as well as the timing of receivables and payables and the adjustment to deferred rent. These decreases were partially offset by an increase in net income and non-cash adjustments of $1.7 million.

Net Cash (Used in) Provided by Investing Activities

Investing activities consist primarily of capital expenditures for growth related to new store openings as well as for refreshes, remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, investments in assets at our corporate headquarters and the addition or replacement of company vehicles, less net proceeds from sales, maturities, and purchases of marketable securities.

Net cash used in investing activities was $5.1 million during the first quarter of fiscal 2015 consisting of capital expenditures of $5.1 million, the majority of which related to new stores and store refreshes and remodels. We received proceeds of $15.0 million from the maturities of marketable securities and purchased $15.0 million of marketable securities during the period.

Net cash provided by investing activities was $2.1 million during the first quarter of fiscal 2014. We received proceeds of $15.0 million from the maturities of marketable securities and purchased $5.0 million of marketable securities during the period. Capital expenditures totaled $7.9 million, the majority of which related to new stores and our new e-commerce fulfillment center.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options and excess tax benefits from stock-based compensation.

Net cash provided by financing activities was $2.5 million for the first quarter of fiscal 2015 which consisted of $2.7 million of proceeds from the exercise of stock options and excess tax benefits from stock-based compensation, partially offset by payments on our capital lease obligation of $0.2 million.

Net cash used in financing activities was $0.2 million for the first quarter of fiscal 2014 which consisted of $0.2 million for payments on our capital lease obligation.

Line of Credit

We maintain a credit facility with Wells Fargo Bank, NA that provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged on borrowings is either at LIBOR plus 1.00%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.

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

As of May 2, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.

On June 10, 2015, we received a consent to guarantee payments under a settlement agreement with one of our vendors and provide a payment advance on their behalf in exchange for a promissory note. See “Note 5: Commitments and Contingencies” in the notes to our consolidated financial statements for further discussion.

Contractual Obligations

As of May 2, 2015, there were no material changes to our contractual obligations are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements of Tilly’s, Inc. in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Certain of our accounting policies and estimates are considered critical, as these policies and estimates are the most important to the depiction of our consolidated financial statements and require significant, difficult or complex judgments, often about the effect of matters that are inherently uncertain. Such policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of May 2, 2015, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 2, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. Management is currently unable to predict the ultimate outcome of any litigation or claim, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition or results of operations. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for important factors that could adversely impact us and our results of operations.

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

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. We intend to defend this case vigorously.

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

Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No, 1:15-CV-00108-MJS. On November 6, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, we answered the complaint and removed the action to the United States District Court for the Eastern District of California. On March 2, 2015, the parties stipulated to stay the action while they discuss settlement. The parties also stipulated that if settlement negotiations are unsuccessful, the plaintiffs’ claims will be arbitrated on an individual, and not a class or representative, basis, as required under the terms of the arbitration agreements they signed. If the matter does not settle, the Company intends to defend the case vigorously.

On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In connection with the settlement: (i) we have agreed to advance an initial payment of $0.2 million to the plaintiff in exchange for a promissory note from the vendor in the amount of $0.2 million, (ii) we entered into an agreement to purchase a minimum of $1.0 million in merchandise from our vendor, some of which may be offset against our obligation under the settlement arrangement in the event of the vendor’s default, and (iii) we have received a security interest in certain of our vendor’s intellectual property. In the event of the vendor’s default, it is reasonably possible that we could incur a loss as the guarantor and we would attempt to enforce our security interest in certain of the vendor’s intellectual property. The current estimated range of a reasonably possible loss is zero to $2.0 million representing our best estimate with respect to this matter and is based on currently available information.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: June 11, 2015
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 11, 2015
/s/ Jennifer L. Ehrhardt
Jennifer L. Ehrhardt
Chief Financial Officer
(Principal Financial Officer)