Form 10-Q
period 2015-08-01
TILLY'S, INC.
filed 2015-09-09
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-35535
__________________________________________________
TILLY’S, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________

Delaware	45-2164791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Whatney
Irvine, CA 92618
(Address of principal executive offices)
(949) 609-5599
(Registrant’s telephone number, including area code)
 __________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 4, 2015, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,297,234
Class B common stock $0.001 par value	16,169,097

TILLY’S, INC.
FORM 10-Q
For the Quarter Ended August 1, 2015

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	August 1, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,725	$49,789
Marketable securities	24,991	34,957
Receivables	11,384	4,682
Merchandise inventories	79,923	51,507
Prepaid expenses and other current assets	13,222	12,349
Total current assets	181,245	153,284
Property and equipment, net	101,214	101,335
Other assets	3,088	2,932
Total assets	$285,547	$257,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,076	$23,109
Accrued expenses	18,527	12,325
Deferred revenue	5,306	7,075
Accrued compensation and benefits	6,322	5,911
Current portion of deferred rent	5,477	6,070
Current portion of capital lease obligation	832	806
Total current liabilities	75,540	55,296
Long-term portion of deferred rent	42,821	41,875
Long-term portion of capital lease obligation	1,271	1,694
Total long-term liabilities	44,092	43,569
Total liabilities	119,632	98,865
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; August 1, 2015 - 100,000 shares authorized, 12,297 shares issued and outstanding; January 31, 2015 - 100,000 shares authorized, 11,546 shares issued and outstanding	12	11
Common stock (Class B), $0.001 par value; August 1, 2015 - 35,000 shares authorized, 16,169 shares issued and outstanding; January 31, 2015 - 35,000 shares authorized, 16,544 shares issued and outstanding	16	17
Preferred stock, $0.001 par value; August 1, 2015 and January 31, 2015 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	131,960	126,565
Retained earnings	33,914	32,072
Accumulated other comprehensive income	13	21
Total stockholders’ equity	165,915	158,686
Total liabilities and stockholders’ equity	$285,547	$257,551
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$130,023	$123,060	$250,213	$234,194
Cost of goods sold (includes buying, distribution, and occupancy costs)	93,427	88,405	177,565	168,212
Gross profit	36,596	34,655	72,648	65,982
Selling, general and administrative expenses	35,492	32,326	69,415	62,576
Operating income	1,104	2,329	3,233	3,406
Other income, net	10	4	18	3
Income before income taxes	1,114	2,333	3,251	3,409
Income tax expense	554	1,067	1,409	1,552
Net income	$560	$1,266	$1,842	$1,857
Basic earnings per share of Class A and Class B common stock	$0.02	$0.05	$0.07	$0.07
Diluted earnings per share of Class A and Class B common stock	$0.02	$0.05	$0.06	$0.07
Weighted average basic shares outstanding	28,333	28,014	28,253	27,999
Weighted average diluted shares outstanding	28,426	28,049	28,403	28,100
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$560	$1,266	$1,842	$1,857
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	(7)	(12)	(8)	(12)
Other comprehensive income	(7)	(12)	(8)	(12)
Comprehensive income	$553	$1,254	$1,834	$1,845
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2015	11,546	16,544	$28	$126,565	$32,072	$21	$158,686
Net income	—	—	—	—	1,842	—	1,842
Restricted Stock	40	—	—	—	—	—	—
Shares converted by founders	375	(375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,301	—	—	2,301
Exercise of stock options	336	—	—	3,094	—	—	3,094
Change in unrealized gain/loss on available-for-sale securities	—	—	—	—	—	(8)	(8)
Balance at August 1, 2015	12,297	16,169	$28	$131,960	$33,914	$13	$165,915
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities
Net income	$1,842	$1,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,260	10,182
Stock-based compensation expense	2,301	1,903
Loss on disposal of assets	67	39
Impairment of assets	367	—
Gain on sales and maturities of marketable securities	(65)	(77)
Deferred income taxes	147	334
Excess tax benefit from stock-based compensation	(95)	—
Changes in operating assets and liabilities:
Receivables	(6,702)	(1,750)
Merchandise inventories	(28,416)	(24,121)
Prepaid expenses and other assets	(1,171)	(1,268)
Accounts payable	15,928	18,397
Accrued expenses	6,149	6,906
Accrued compensation and benefits	411	782
Deferred rent	353	(4)
Deferred revenue	(1,769)	(1,437)
Net cash provided by operating activities	607	11,743
Cash flows from investing activities
Purchase of property and equipment	(11,481)	(14,587)
Proceeds from sale of property and equipment	—	9
Purchases of marketable securities	(19,982)	(24,961)
Maturities of marketable securities	30,000	35,000
Net cash used in investing activities	(1,463)	(4,539)
Cash flows from financing activities
Proceeds from exercise of stock options	3,094	165
Payment of capital lease obligation	(397)	(373)
Excess tax benefit from stock-based compensation	95	—
Net cash provided by (used in) financing activities	2,792	(208)
Change in cash and cash equivalents	1,936	6,996
Cash and cash equivalents, beginning of period	49,789	25,412
Cash and cash equivalents, end of period	$51,725	$32,408
Supplemental disclosures of cash flow information
Interest paid	$73	$97
Income taxes paid	$3,716	$63
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,605	$2,992
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tilly’s, Inc. is a leading chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. We operated 216 stores in 33 states as of August 1, 2015. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop on-line, where we feature a similar assortment of products as is carried in our brick-and-mortar stores.
Tilly’s, Inc. was formed as a Delaware corporation on May 4, 2011 for the purpose of reorganizing the corporate structure of World of Jeans & Tops, a California corporation ("WOJT"). On May 2, 2012, the shareholders of WOJT contributed all of their shares of common stock to Tilly’s, Inc. in return for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, effective May 2, 2012, WOJT converted from an “S” Corporation to a “C” Corporation for income tax purposes. These events are collectively referred to as the “Reorganization”. As a result of the Reorganization, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where context requires or where otherwise indicated, the terms the Company, Tilly’s, we, or us, refers to WOJT before the Reorganization and to Tilly’s, Inc. and its subsidiary, WOJT, after the Reorganization.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial reporting. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report as is permitted by SEC rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended August 1, 2015 and August 2, 2014 refer to the thirteen weeks ended as of those dates.
Note 2: Summary of Significant Accounting Policies and New Accounting Standard
Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Income Taxes
We account for income taxes and the related accounts under the liability method in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Because we believe that it is more likely than not that we will realize the full amount of the net deferred tax assets, we have not recorded any valuation allowance for the deferred tax assets.
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate our annual effective tax rate.
Our effective income tax rate for the thirteen and twenty-six weeks ended August 1, 2015 was 50% and 43%, respectively. The effective income tax rate for the thirteen and twenty-six weeks ended August 1, 2015 reflect the write-off of deferred tax assets related to a tax settlement related to a prior tax year and the forfeiture of vested stock options and stock option exercises in the first and second quarters of fiscal 2015, which represent discrete items. Our effective income tax rate for the thirteen and twenty-six weeks ended August 2, 2014 was 46%.

In the third quarter of fiscal year 2014, the Internal Revenue Service initiated an examination of our federal income tax returns for the C-Corporation short period year ended February 2, 2013.  The examination was settled in the second quarter of fiscal 2015 without a material impact to the Company.
We were notified during the first quarter of fiscal 2015 that the S-Corporation tax period ending May 1, 2012 was also selected for examination by the Internal Revenue Service. There are not any known liabilities and we do not expect that the results of the examinations will have a material impact on our financial condition or statement of operations in fiscal 2015.

New Accounting Standard

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, FASB issued ASU 2015-14, which extends the effective date of ASU 2014-09 and will be effective for us in the first fiscal quarter of 2018. ASU 2014-09 may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities are classified as available-for-sale and, as of August 1, 2015 and January 31, 2015, consisted entirely of commercial paper, all of which was less than one year from maturity.
The following table summarizes our investments in marketable securities at August 1, 2015 and January 31, 2015 (in thousands):

	August 1, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$24,969	$22	$—	$24,991
	January 31, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,922	$35	$—	$34,957
For the thirteen and twenty-six weeks ended August 1, 2015, we recognized gains on investments of $34 thousand and $65 thousand, respectively, for commercial paper which matured during the period, as compared to $40 thousand and $77 thousand for the thirteen and twenty-six weeks ended August 2, 2014, respectively. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income.
Note 4: Line of Credit
On May 3, 2012, we entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank"), which we amended on March 17, 2014 to extend the maturity date, reduce the borrowing rate, eliminate a fee of 0.10% on the average daily unused amount on the line of credit, eliminate certain financial covenants related to current liabilities, funded debt and net profits, and add certain new covenants relating to total net losses and maximum balance sheet leverage. The amended credit facility, which was effective as of February 3, 2014, continues to provide for a $25.0 million revolving line of credit, with a maturity date of May 31, 2017. The interest charged on borrowings is either at the London Interbank Offered Rate ("LIBOR"), plus 1.00%, or at the Bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a cash advance. The revolving credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility, the Bank may issue stand-by and commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet of WOJT, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.
On June 10, 2015, we received a consent to guarantee payments under a settlement agreement with one of our vendors and provide a payment advance on their behalf in exchange for a promissory note. Refer to Note 5 Commitments and Contingencies below for further discussion.
On July 9, 2015, we further amended the line of credit to modify the event of default with respect to a change in the composition of a majority of our Board of Directors in a period of 12 consecutive months, to no longer exclude from the determination any individual whose nomination for an assumption of office as a member of our Board of Directors occurred as a result of a solicitation of proxies or consents that was not made by or on behalf of our Board of Directors.
As of August 1, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $0.5 million for matters in which losses are probable and can be reasonably estimated. For some of the matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint. The parties have completed class certification discovery and briefing, and a hearing was held on August 13, 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties recently attended a mediation proceeding and are working on a potential resolution. If this matter does not settle, we intend to defend this case vigorously.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim. We answered the complaint on January 8, 2015. We intend to defend this case vigorously.

Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No. 1:15-CV-108-MJS. On November 6, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, we answered the complaint and removed the action to the United States District Court for the Eastern District of California. In June 2015, the parties settled the action and the case was dismissed on July 10, 2015.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.8 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
Note 6: Fair Value Measurements
We determine fair value based on the three level valuation hierarchy established under GAAP, which provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under GAAP as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The three level hierarchy of inputs is as follows:
•Level 1 – Quoted prices in active markets for identical assets and liabilities.
•Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
During the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

Financial Assets
In accordance with GAAP, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 1, 2015			January 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$39,467	$—	$—	$34,433	$—	$—
Marketable securities:
Commercial paper	—	24,991	—	—	34,957	—

Long-Lived Assets

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.4 million during the second quarter of fiscal 2015 to write-down the carrying value of certain long-lived store assets to their estimated fair values. We did not record any impairment charges in the first half of fiscal 2014.

August 1, 2015
($ in thousands)
Carrying value of assets tested for impairment	$6,226
Carrying value of assets with impairment	$645
Fair value of assets impaired	$278
Number of stores tested for impairment	12
Number of stores with impairment	1
Note 7: Stock-Based Compensation
In April 2012, the Compensation Committee of our Board of Directors adopted the Tilly’s 2012 Equity and Incentive Award Plan, which authorized the issuance of options, shares or rights to acquire up to 2,913,900 shares of our Class A common stock. In June 2014, our stockholders approved the Amended and Restated Tilly’s 2012 Equity and Incentive Award Plan (the "2012 Plan"), which increased the aggregate number of shares reserved for issuance thereunder by 1,500,000 shares, from 2,913,900 shares to a total of 4,413,900 shares; and added operating income and comparable store sales growth as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 1, 2015, there were 2,232,294 shares still available for future issuance under the 2012 Plan.
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

The following table summarizes the stock option activity for the twenty-six weeks ended August 1, 2015 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2015	2,880,040	$13.03
Granted	62,500	$13.54
Exercised	(336,140)	$9.21
Forfeited	(125,625)	$13.29
Expired	(21,625)	$14.40
Outstanding at August 1, 2015	2,459,150	$13.54	6.6	$148
Vested and expected to vest at August 1, 2015	2,392,686	$13.56	6.6	$146
Exercisable at August 1, 2015	1,510,900	$13.90	5.6	$130

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $9.05 at August 1, 2015.

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
The fair value of stock options granted during the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility factor (2)	45.2%	45.2% - 45.3%	45.16% - 47.78%	45.2% - 46.9%
Risk-free interest rate (3)	1.6%	1.8%	1.5%	1.8%
Expected annual dividend yield	—%	—%	—%	—%

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

A summary of the status of non-vested restricted stock changes during the twenty-six weeks ended August 1, 2015 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 31, 2015	48,584	$9.88
Granted	330,240	$15.13
Vested	(29,236)	$10.95
Forfeited	(34,500)	$16.07
Nonvested at August 1, 2015	315,088	$14.61
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of goods sold	$284	$286	$523	$458
Selling, general and administrative expenses	748	779	1,778	1,445
Stock-based compensation	$1,032	$1,065	$2,301	$1,903
At August 1, 2015, there was $9.1 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.8 years.
Note 8: Earnings Per Share
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$560	$1,266	$1,842	$1,857
Weighted average basic shares outstanding	28,333	28,014	28,253	27,999
Dilutive effect of stock options and restricted stock	93	35	150	101
Weighted average shares for diluted earnings per share	28,426	28,049	28,403	28,100
Basic earnings per share	$0.02	$0.05	$0.07	$0.07
Diluted earnings per share	$0.02	$0.05	$0.06	$0.07
Total stock options and restricted stock of 2,439,275 and 2,463,500 as of August 1, 2015 and August 2, 2014, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.

Note 9: Related Party Transactions
Tilly’s Life Center
Tilly’s Life Center (TLC) is a charitable organization that was founded and is run by Ms. Levine. In July 2015, our Board of Directors approved annual support for TLC of up to $50,000. We incurred costs of approximately $38,000 related to printing of TLC’s program’s materials during the first half of fiscal 2015. We also provide support for marketing and website services for TLC.
There have been no material changes to other related party transactions as previously disclosed in our Annual Report on Form 10-K. For a detailed discussion of related party transactions, please refer to "Note 16: Related Party Transactions" of the Notes to the Consolidated Financial Statements in Item 8. Part II in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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
Overview
Tilly’s is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 1, 2015, we operated 216 stores, averaging 7,660 square feet, in 33 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).
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
Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20.0% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
Opening new stores is an important part of our growth strategy and we expect a significant percentage of our net sales during this growth period to come from non-comparable store sales. Accordingly, comparable store sales are only one element we use to assess the success of our business.
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, shipping of merchandise to or from our distribution and e-commerce fulfillment centers and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)		(in thousands)
Statements of Income Data:
Net sales	$130,023	$123,060	$250,213	$234,194
Cost of goods sold	93,427	88,405	177,565	168,212
Gross profit	36,596	34,655	72,648	65,982
Selling, general and administrative expenses	35,492	32,326	69,415	62,576
Operating income	1,104	2,329	3,233	3,406
Other income, net	10	4	18	3
Income before income taxes	1,114	2,333	3,251	3,409
Income tax expense	554	1,067	1,409	1,552
Net income	$560	$1,266	$1,842	$1,857

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.9%	71.8%	71.0%	71.8%
Gross profit	28.1%	28.2%	29.0%	28.2%
Selling, general and administrative expenses	27.3%	26.3%	27.7%	26.7%
Operating income	0.8%	1.9%	1.3%	1.5%
Interest income, net	0.1%	0.0%	0.0%	0.0%
Income before income taxes	0.9%	1.9%	1.3%	1.5%
Income tax expense	0.5%	0.9%	0.6%	0.7%
Net income	0.4%	1.0%	0.7%	0.8%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Store Operating Data:
Stores operating at end of period	216	203	216	203
Comparable store sales change (1)	0.5%	(7.1)%	1.2%	(6.9)%
Total square feet at end of period	1,654,570	1,563,409	1,654,570	1,563,409
Average net sales per brick-and-mortar store (in $000's) (2)	$540	$552	$1,043	$1,051
Average net sales per square foot (2)	$71	$71	$136	$136

(1)	Comparable store sales include sales through our e-commerce store, but excludes gift card breakage income and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store and average net sales per square foot.

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

Net Sales
Net sales were $130.0 million in the second quarter of fiscal 2015 compared to $123.1 million in the second quarter of fiscal 2014, an increase of $6.9 million, or 5.6%. The components of our net sales increase were as follows:

$ millions	Attributable to
$6.3	Increase in non-comparable store sales due to opening 13 net new stores in the prior twelve months
0.6	Increase in comparable store sales of 0.5%
$6.9	Total
Comparable store sales were driven by stronger conversion rates offset by lower traffic compared to the second quarter of fiscal 2014. Net sales were driven by relative strength in women's and kids', with other categories slightly below our overall comparable sales result.
Gross Profit
Gross profit was $36.6 million in the second quarter of fiscal 2015 compared to $34.7 million in the second quarter of fiscal 2014, an increase of $1.9 million, or 5.5%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 28.1% and 28.2% during the second quarter of fiscal 2015 and fiscal 2014, respectively. The components of the 0.1% decrease in gross margin were as follows:

%	Attributable to
(0.4)	Decrease in product margins due to increased markdowns on seasonal summer inventory
0.3
Decrease in buying, distribution and occupancy costs as a percentage of net sales primarily due to improved labor and other operational efficiencies in our distribution center and e-commerce fulfillment center, partially offset by an increase in occupancy costs

(0.1)	Total
Selling, General and Administrative Expenses
SG&A expenses were $35.5 million in the second quarter of fiscal 2015 compared to $32.3 million in the second quarter of fiscal 2014, an increase of $3.2 million, or 9.9%. As a percentage of net sales, SG&A expenses were 27.3% and 26.3% during the second quarter of fiscal 2015 and fiscal 2014, respectively. The components of the 1.0% increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
0.6	Increase of $0.9 million due to a combination of legal expenses associated with a loss contingency and a non-cash retail store impairment
0.5	Increase of $0.8 million in print and digital marketing expenses
0.3	Increase of $0.6 million in corporate payroll and benefits primarily due to merit awards and minimal headcount additions
(0.4)	Decrease of $0.4 million in e-commerce fulfillment labor expenses associated with our dedicated e-commerce fulfillment center
—	Increase of $1.3 million in all other SG&A expenses
1.0	Total
Operating Income
Operating income was $1.1 million in the second quarter of fiscal 2015 compared to $2.3 million for the second quarter of fiscal 2014, a decrease of $1.2 million, or 52.2%. As a percentage of net sales, operating income was 0.8% and 1.9% for the second quarter of fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.

Income Tax Expense
Income taxes were $0.6 million and $1.1 million for the second quarter of fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 50% and 46% for the second quarter of fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate for the second quarter of fiscal 2015 was due to a tax settlement related to a prior tax year.
Net Income and Earnings Per Share
Net income was $0.6 million for the second quarter of fiscal 2015 compared to $1.3 million for the second quarter of fiscal 2014, a decrease of $0.7 million, or 53.8%. Diluted earnings per share was $0.02 for the second quarter of fiscal 2015 compared to $0.05 for the second quarter of fiscal 2014.

Twenty-Six Weeks Ended August 1, 2015 Compared to Twenty-Six Weeks Ended August 2, 2014
Net Sales
Net sales were $250.2 million in the first half of fiscal 2015 as compared to $234.2 million in the first half of fiscal 2014, an increase of $16.0 million, or 6.8%. The components of our net sales increase were as follows:

$ millions	Attributable to
$13.3	Increase in non-comparable store sales due to opening 13 net new stores in the prior twelve months
2.7	Increase in comparable store sales of 1.2%
$16.0	Total
Comparable store sales were driven by stronger conversion rates offset by lower traffic compared to the first half of fiscal 2014. Sales were driven by relative strength in women's and kids, with other categories slightly below our overall comparable store sales result.
Gross Profit
Gross profit was $72.6 million in the first half of fiscal 2015 compared to $66.0 million in first half of fiscal 2014, an increase of $6.6 million, or 10.0%, primarily due to the net sales increase. Gross margin, or gross profit as a percentage of net sales, was 29.0% and 28.2% during the first half of fiscal 2015 and fiscal 2014, respectively. The components of the 0.8% increase in gross margin were as follows:

%	Attributable to
0.6
Decrease in buying, distribution and occupancy costs as a percentage of net sales, primarily due to improved labor and other operational efficiencies in our distribution center and e-commerce fulfillment center

0.2	Increase in product margins
0.8	Total
Selling, General and Administrative Expenses
SG&A expenses were $69.4 million in the first half of fiscal 2015 from $62.6 million in the first half of fiscal 2014, an increase of $6.8 million, or 10.9%. As a percentage of net sales, SG&A expenses were 27.7% and 26.7% during the first half of fiscal 2015 and fiscal 2014, respectively. The components of the 1.0% increase in store selling expenses as a percentage of net sales were as follows:

%	Attributable to
0.5	Increase of $1.2 million in corporate payroll and benefits primarily due to merit awards and minimal headcount additions
0.4	Increase of $1.1 million due to a combination of legal expenses associated with a loss contingency, a non-cash retail store impairment and various other general corporate costs
0.4	Increase of $1.5 million in print and digital marketing expenses
0.2	Increase of $2.0 million in store payroll expenses primarily due to 13 net new store openings in the prior twelve months
(0.5)	Decrease of $1.0 million in e-commerce fulfillment labor expenses associated with our dedicated e-commerce fulfillment center
—	Increase of $2.0 million in all other SG&A expenses
1.0	Total

Operating Income

Operating income was $3.2 million for the first half of fiscal 2015 compared to $3.4 million for the first half of fiscal 2014, a decrease of $0.2 million, or 5.9%. As a percentage of net sales, operating income was 1.3% and 1.5% for the first half of fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.

Income Tax Expense
Income taxes were $1.4 million and $1.6 million for the first half of fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 43% and 46% for the first half of fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate in the first half of fiscal 2015 was due to a tax settlement related to a prior tax year.
Net Income and Earnings Per Share
Net income decreased slightly to $1.8 million for the first half of fiscal 2015 from $1.9 million for the first half of fiscal 2014, due to the factors discussed above. Diluted earnings per share was $0.06 for the first half of fiscal 2015 compared to $0.07 for the first half of fiscal 2014.

Liquidity and Capital Resources

Our primary cash needs are for merchandise inventories, payroll, store rent and capital expenditures. We have historically provided for these needs from internally generated cash flows. In addition, we have access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We expect to continue to finance our operations from cash and marketable securities on hand as well as cash flows from operations without borrowing under our revolving credit facility over the next twelve months.
Working capital at August 1, 2015, was $105.7 million compared to $98.0 million at January 31, 2015, an increase of $7.7 million. The changes in our working capital during fiscal 2015 were as follows:

$ millions	Description
$98.0	Working capital at January 31, 2015
11.8	Increase in merchandise inventories, net of accounts payable
6.7	Increase in receivables
1.9	Increase in cash and cash equivalents
(10.0)	Decrease in marketable securities
(2.7)	Decrease in other changes in working capital
$105.7	Working capital at August 1, 2015
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
	(in thousands)
Net cash provided by operating activities	$607	$11,743
Net cash used in investing activities	(1,463)	(4,539)
Net cash provided by/(used in) financing activities	2,792	(208)
Net increase in cash and cash equivalents	$1,936	$6,996
Net Cash Provided by Operating Activities
Cash flows from operating activities consist of: 1) net income; 2) adjustments to net income for non-cash items that include depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment of assets and gains or losses on disposals of assets; and 3) changes in our assets and liabilities.
Net cash flows provided by operating activities were $0.6 million during the first half of fiscal 2015 compared to $11.7 million in the first half of fiscal 2014. The primary factors contributing to this $11.1 million decrease in cash provided by operating activities were: 1) a $5.5 million decrease in cash flows resulting from the timing of inventory purchases, net of merchandise payables, due to operating 13 net additional stores and the timing of back-to-school merchandise flows year over year; and 2) a $5.0 million decrease in cash flows due to the growth of receivables associated with income taxes and landlord allowances.

Net Cash Used in Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $1.5 million during the first half of fiscal 2015 compared to $4.5 million during the first half of fiscal 2014. Investing activities in fiscal 2015 consisted of capital expenditures of $11.5 million, partially offset by net proceeds from marketable securities of $10.0 million. We currently expect total capital expenditures for fiscal 2015 to be in the range of approximately $27 million to $29 million. Capital expenditures totaled $14.6 million in the first half of fiscal 2014.
Net Cash Provided by/(Used in) Financing Activities
Cash flows from financing activities consist primarily of payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $2.8 million during the first half of fiscal 2015 compared to net cash used of $0.2 million during the first half of fiscal 2014. Financing activities in the first half of fiscal 2015 consisted of cash proceeds from employee exercises of stock options and excess tax benefits of stock-based compensation of $3.2 million, partially offset by payments on our capital lease obligation of $0.4 million. Proceeds from employee exercises of stock options were $0.2 million in the first half of fiscal 2014.
Line of Credit
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
We are required to maintain certain financial and non-financial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet of World of Jeans & Tops, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.
On June 10, 2015, we received a consent to guarantee payments under a settlement agreement with one of our vendors and provide a payment advance on their behalf in exchange for a promissory note. See “Note 5: Commitments and Contingencies” in the notes to our consolidated financial statements for further discussion.
On July 9, 2015, we further amended the line of credit to modify the event of default with respect to a change in the composition of a majority of our Board of Directors in a period of 12 consecutive months, to no longer exclude from the determination any individual whose nomination for an assumption of office as a member of our Board of Directors occurred as a result of a solicitation of proxies or consents that was not made by or on behalf of our Board of Directors.
As of August 1, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of August 1, 2015, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 1, 2015, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 1, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $0.5 million for matters in which losses are probable and can be reasonably estimated. For some of the matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint. The parties have completed class certification discovery and briefing, and a hearing was held on August 13, 2015. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys’ fees. We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties recently attended a mediation proceeding and are working on a potential resolution. If this matter does not settle, we intend to defend this case vigorously.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim. We answered the complaint on January 8, 2015. We intend to defend this case vigorously.
Herbert Ortiz and Audra Haynes, individually, and on behalf of the generally public, v. Tilly’s Inc., United States District Court for the Eastern District of California, Case No. 1:15-CV-108-MJS. On November 6, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against the Company in the Superior Court of California, County of Fresno, alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. On January 21, 2015, we answered the complaint and removed the action to the United States District Court for the Eastern District of California. In June 2015, the parties settled the action and the case was dismissed on July 10, 2015.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell.

Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our Class A common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report or our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.
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
We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, we must continue to open and operate new stores to help maintain this revenue growth. However, there can be no assurance that we will open the planned number of new stores in the second half of fiscal year 2015 or thereafter. Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

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
Our proprietary branded merchandise represented a significant portion of our net sales during the first half of fiscal 2015. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.
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
We use print and online marketing services.
We use the U.S. Postal Service to mail printed marketing materials several times each year to inform our customers about our products, acquire new customers, drive customers into our stores, and promote our website and stores.  As a result, postal rate increases and paper and printing costs affect the cost of our mailings.  We also use third-party online services to market our website and stores and to distribute promotions to attract new customers and encourage existing customers to purchase from us.  Any significant or unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, increases in paper and printing costs, increases in the cost of our online marketing services or any service interruption or failure on the part of such service providers could impair our ability to deliver printed marketing materials or our online marketing in a timely or economically efficient manner.  This could also adversely impact our sales and earnings if we are unable to pass such increases on to our customers or are unable to implement more efficient printing, mailing, delivery and order fulfillment systems or, in the case of our online marketing, to find alternative providers in a timely manner and on terms that are not significantly more costly to us.
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
A small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. All of the shares, other than the shares of Class B common stock held by the Shaked and Levine family entities, are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares held by the Shaked and Levine family entities and our directors, officers and other affiliates are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Indemnification Agreement between Tilly’s and each of its directors and officers .

10.2*	Offer Letter dated May 12, 2015 from Tilly's, Inc. to Michael Henry.

10.3
Amendment No. 2 to Amended and Restated Credit Agreement, dated July 9, 2015, by and between World of Jeans & Tops and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: September 9, 2015
/s/ Daniel Griesemer
Daniel Griesemer
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 9, 2015
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)