Form 10-Q
period 2015-10-31
TILLY'S, INC.
filed 2015-12-08
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of December 4, 2015, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,305,036
Class B common stock $0.001 par value	16,169,097

TILLY’S, INC.
FORM 10-Q
For the Quarter Ended October 31, 2015

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$46,335	$49,789
Marketable securities	29,951	34,957
Receivables	6,491	4,682
Merchandise inventories	70,110	51,507
Prepaid expenses and other current assets	13,255	12,349
Total current assets	166,142	153,284
Property and equipment, net	102,547	101,335
Other assets	3,703	2,932
Total assets	$272,392	$257,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,770	$23,109
Accrued expenses	17,860	12,325
Deferred revenue	5,212	7,075
Accrued compensation and benefits	4,278	5,911
Current portion of deferred rent	6,533	6,070
Current portion of capital lease obligation	845	806
Total current liabilities	59,498	55,296
Long-term portion of deferred rent	42,141	41,875
Long-term portion of capital lease obligation	1,055	1,694
Total long-term liabilities	43,196	43,569
Total liabilities	102,694	98,865
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; October 31, 2015 - 100,000 shares authorized, 12,305 shares issued and outstanding; January 31, 2015 - 100,000 shares authorized, 11,546 shares issued and outstanding	12	11
Common stock (Class B), $0.001 par value; October 31, 2015 - 35,000 shares authorized, 16,169 shares issued and outstanding; January 31, 2015 - 35,000 shares authorized, 16,544 shares issued and outstanding	16	17
Preferred stock, $0.001 par value; October 31, 2015 and January 31, 2015 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	132,937	126,565
Retained earnings	36,729	32,072
Accumulated other comprehensive income	4	21
Total stockholders’ equity	169,698	158,686
Total liabilities and stockholders’ equity	$272,392	$257,551
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$141,692	$131,283	$391,905	$365,477
Cost of goods sold (includes buying, distribution, and occupancy costs)	97,051	90,735	274,616	258,947
Gross profit	44,641	40,548	117,289	106,530
Selling, general and administrative expenses	39,254	31,971	108,669	94,548
Operating income	5,387	8,577	8,620	11,982
Other income (expense), net	21	(22)	40	(18)
Income before income taxes	5,408	8,555	8,660	11,964
Income tax expense	2,594	3,442	4,003	4,994
Net income	$2,814	$5,113	$4,657	$6,970
Basic earnings per share of Class A and Class B common stock	$0.10	$0.18	$0.16	$0.25
Diluted earnings per share of Class A and Class B common stock	$0.10	$0.18	$0.16	$0.25
Weighted average basic shares outstanding	28,408	28,024	28,305	28,007
Weighted average diluted shares outstanding	28,419	28,046	28,403	28,082
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$2,814	$5,113	$4,657	$6,970
Other comprehensive (loss) income:
Net change in unrealized gain on available-for-sale securities, net of tax	(9)	13	(17)	—
Other comprehensive (loss) income	(9)	13	(17)	—
Comprehensive income	$2,805	$5,126	$4,640	$6,970
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2015	11,546	16,544	$28	$126,565	$32,072	$21	$158,686
Net income	—	—	—	—	4,657	—	4,657
Restricted Stock	48	—	—	—	—		—
Taxes paid in lieu of shares issued	—	—	—	(35)	—	—	(35)
Shares converted by founders	375	(375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,313	—	—	3,313
Exercise of stock options	336	—	—	3,094	—	—	3,094
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(17)	(17)
Balance at October 31, 2015	12,305	16,169	$28	$132,937	$36,729	$4	$169,698
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities
Net income	$4,657	$6,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,991	15,630
Stock-based compensation expense	3,313	2,710
Impairment of assets	1,721	—
Loss on disposal of assets	245	79
Gain on sales and maturities of marketable securities	(96)	(86)
Deferred income taxes	733	598
Excess tax benefit from stock-based compensation	(95)	—
Changes in operating assets and liabilities:
Receivables	(1,809)	2,689
Merchandise inventories	(18,603)	(15,930)
Prepaid expenses and other assets	(2,398)	(2,085)
Accounts payable	1,401	8,155
Accrued expenses	3,110	4,436
Accrued compensation and benefits	(1,633)	(1,138)
Deferred rent	729	521
Deferred revenue	(1,863)	(1,489)
Net cash provided by operating activities	6,403	21,060
Cash flows from investing activities
Purchase of property and equipment	(17,491)	(19,806)
Proceeds from sale of property and equipment	7	14
Purchases of marketable securities	(49,927)	(34,939)
Maturities of marketable securities	55,000	40,000
Net cash used in investing activities	(12,411)	(14,731)
Cash flows from financing activities
Proceeds from exercise of stock options	3,094	181
Payment of capital lease obligation	(600)	(564)
Taxes paid in lieu of shares issued for stock-based compensation	(35)	—
Excess tax benefit from stock-based compensation	95	—
Net cash provided by (used in) financing activities	2,554	(383)
Change in cash and cash equivalents	(3,454)	5,946
Cash and cash equivalents, beginning of period	49,789	25,412
Cash and cash equivalents, end of period	$46,335	$31,358
Supplemental disclosures of cash flow information
Interest paid	$105	$141
Income taxes paid	$4,192	$624
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$4,198	$2,937
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tilly’s, Inc. is a leading chain of specialty retail stores featuring casual clothing, footwear and accessories for teens and young adults. We operated 220 stores in 33 states as of October 31, 2015. The stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop on-line, where we feature a similar assortment of products as is carried in our brick-and-mortar stores.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial reporting. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q as is permitted by SEC rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 31, 2015 and November 1, 2014 refer to the thirteen weeks ended as of those dates.
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
Our effective income tax rate for the thirteen and thirty-nine weeks ended October 31, 2015 was 48% and 46%, respectively. The effective income tax rate for the thirteen and thirty-nine weeks ended October 31, 2015 reflect the write-off of deferred tax assets for discrete items related to expiration of stock options, exercises of stock options, settlement of restricted stock units and a tax settlement from a prior tax year during the first nine months of fiscal 2015. Our effective income tax rate for the thirteen and thirty-nine weeks ended November 1, 2014 was 40% and 42%, respectively.

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

New Accounting Standard

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities are classified as available-for-sale and, as of October 31, 2015 and January 31, 2015, consisted entirely of commercial paper, all of which was less than one year from maturity.
The following table summarizes our investments in marketable securities at October 31, 2015 and January 31, 2015 (in thousands):

	October 31, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$29,945	$9	$(3)	$29,951
	January 31, 2015
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$34,922	$35	$—	$34,957
For the thirteen and thirty-nine weeks ended October 31, 2015, we recognized gains on investments of $31 thousand and $96 thousand, respectively, for commercial paper which matured during the period, as compared to $9 thousand and $86 thousand for the thirteen and thirty-nine weeks ended November 1, 2014, respectively. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income.
Note 4: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion between the London Interbank Offered Rate ("LIBOR"), plus 1.00%, or at the Bank’s prime rate. The line of credit is secured by substantially all of our assets. We may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet of WOJT, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

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
As of October 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $0.5 million for matters in which losses are probable and can be reasonably estimated. For some of the matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Part II. Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this Quarterly Report on Form 10-Q.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint. The parties have completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties recently attended a mediation proceeding and reached a resolution that will be presented to the Court for approval.
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
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law. The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We intend to defend this case vigorously.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.7 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
Note 6: Fair Value Measurements
We determine fair value based on a three-level valuation hierarchy as described below. Fair value is defined as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. The three-level hierarchy of inputs used to determine fair value is as follows:
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
During the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows:

	October 31, 2015			January 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$42,540	$—	$—	$34,433	$—	$—
Marketable securities:
Commercial paper	—	29,951	—	—	34,957	—

Impairment of Long-Lived Assets

An impairment is recorded on a long-lived asset used in operations whenever events or changes in circumstances indicate that the net carrying amounts for such asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates our weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that cou ld be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.
At least quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that six stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the thirteen and thirty-nine weeks ended October 31, 2015 of approximately $1.4 million and $1.7 million, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values. We did not record any impairment charges in the first nine months of fiscal 2014.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 31, 2015	October 31, 2015
	($ in thousands)
Carrying value of assets tested for impairment	$4,208	$10,434
Carrying value of assets with impairment	$1,710	$2,355
Fair value of assets impaired	$355	$634
Number of stores tested for impairment	12	14
Number of stores with impairment	6	6
Note 7: Stock-Based Compensation
The Tilly’s 2012 Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 31, 2015, there were 2,445,238 shares still available for future issuance under the 2012 Plan.
Stock Options
We grant stock options to certain employees that gives them the right to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.
The following table summarizes the stock option activity for the thirty-nine weeks ended October 31, 2015 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2015	2,880,040	$13.03
Granted	77,500	$12.47
Exercised	(336,140)	$9.21
Forfeited	(351,625)	$12.99
Expired	(161,200)	$12.44
Outstanding at October 31, 2015	2,108,575	$13.67	4.4	$37
Vested and expected to vest at October 31, 2015	2,067,847	$13.69	4.4	$37
Exercisable at October 31, 2015	1,467,575	$14.06	2.8	$37

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $7.29 at October 31, 2015.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We estimate forfeitures based on an analysis of the award recipients’ positions and the vesting period of the awards.
The fair value of stock options granted during the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 was estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	48.0%	44.5%	47.7%	45.7%
Weighted average risk-free interest rate (3)	1.5%	1.8%	1.5%	1.7%
Expected annual dividend yield	—%	—%	—%	—%

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
Restricted stock
We grant restricted stock awards ("RSAs") and restricted stock units (collectively with the RSAs “restricted stock”) under the 2012 Plan to independent members of our Board of Directors and certain employees. RSAs granted to Board members vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. The restricted stock units granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. Restricted stock units represent shares issuable in the future upon vesting whereas RSAs represent restricted shares issued upon the date of grant in which the recipient’s rights in the stock are restricted until the shares are vested. We determine the fair value of restricted stock based upon the closing price of our Class A common stock on the date of grant.
A summary of the status of non-vested restricted stock changes during the thirty-nine weeks ended October 31, 2015 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 31, 2015	48,584	$9.88
Granted	330,240	$15.13
Vested	(41,736)	$12.48
Forfeited	(103,000)	$16.07
Nonvested at October 31, 2015	234,088	$14.10
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of goods sold	$234	$146	$758	$604
Selling, general and administrative expenses	778	661	2,555	2,106
Stock-based compensation	$1,012	$807	$3,313	$2,710

At October 31, 2015, there was $5.3 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.6 years.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$2,814	$5,113	$4,657	$6,970
Weighted average basic shares outstanding	28,408	28,024	28,305	28,007
Dilutive effect of stock options and restricted stock	11	22	98	75
Weighted average shares for diluted earnings per share	28,419	28,046	28,403	28,082
Basic earnings per share	$0.10	$0.18	$0.16	$0.25
Diluted earnings per share	$0.10	$0.18	$0.16	$0.25
Total stock options and restricted stock of 2,072,700 and 2,418,250 as of October 31, 2015 and November 1, 2014, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive.
Note 9: Related Party Transactions
Tilly’s Life Center
Tilly’s Life Center ("TLC") is a charitable organization that was founded and is run by Ms. Levine. Our Board of Directors approved annual support for TLC of up to $50,000 per calendar year which includes printing of TLC’s program’s materials as well as support for TLC marketing and website services.
There have been no material changes to other related party transactions as previously disclosed in our Annual Report on Form 10-K. For a detailed discussion of related party transactions, please refer to "Note 16: Related Party Transactions" of the Notes to the Consolidated Financial Statements in Item 8. Part II in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part II Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
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

Overview
Tilly’s is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of October 31, 2015, we operated 220 stores, averaging 7,641 square feet, in 33 states. We also sell our products through our e-commerce website, www.tillys.com (the information available at our website is not incorporated by reference into this report).

Known or Anticipated Trends
The retail industry as a whole has been experiencing downward trends in mall traffic for an extended period of time. Conversely, online and digital shopping behaviors have generally resulted in sustained online sales growth for most retailers. We believe these traffic trends and shopping behaviors will continue in the near term and into fiscal 2016. As a result, we expect to slow the pace of new store openings during fiscal 2016 while focusing our efforts on improving the performance of our existing stores and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
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
Comparable Store Sales
Comparable store sales is a measure that indicates the change in year-over-year comparable store sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•	overall economic trends;

•	our ability to attract customer traffic to our stores and online;

•	our ability to identify and respond effectively to consumer preferences and fashion trends;

•	competition;

•	the timing of our releases of new and seasonal styles;

•	changes in our product mix;

•	pricing;

•	the level of customer service that we provide in stores;

•	our ability to source and distribute products efficiently;

•	calendar shifts of holiday or seasonal periods;

•	the number and timing of store openings and the relative proportion of new stores to mature stores; and

•	the timing and success of promotional and advertising efforts.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)		(in thousands)
Statements of Income Data:
Net sales	$141,692	$131,283	$391,905	$365,477
Cost of goods sold	97,051	90,735	274,616	258,947
Gross profit	44,641	40,548	117,289	106,530
Selling, general and administrative expenses	39,254	31,971	108,669	94,548
Operating income	5,387	8,577	8,620	11,982
Other income (expense), net	21	(22)	40	(18)
Income before income taxes	5,408	8,555	8,660	11,964
Income tax expense	2,594	3,442	4,003	4,994
Net income	$2,814	$5,113	$4,657	$6,970

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	69.1%	70.1%	70.9%
Gross profit	31.5%	30.9%	29.9%	29.1%
Selling, general and administrative expenses	27.7%	24.4%	27.7%	25.8%
Operating income	3.8%	6.5%	2.2%	3.3%
Interest income, net	0.0%	0.0%	0.0%	0.0%
Income before income taxes	3.8%	6.5%	2.2%	3.3%
Income tax expense	1.8%	2.6%	1.0%	1.4%
Net income	2.0%	3.9%	1.2%	1.9%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Store Operating Data:
Stores operating at end of period	220	207	220	207
Comparable store sales change (1)	3.9%	(1.2)%	2.1%	(5.0)%
Total square feet at end of period	1,681,023	1,588,707	1,681,023	1,588,707
Average net sales per brick-and-mortar store (in $000's) (2)	$578	$571	$1,621	$1,623
Average net sales per square foot (2)	$75	$74	$212	$210

(1)	Comparable store sales include sales through our e-commerce store, but excludes gift card breakage income and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store and average net sales per square foot.

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

Net Sales
Net sales were $141.7 million in the third quarter of fiscal 2015 compared to $131.3 million in the third quarter of fiscal 2014, an increase of $10.4 million, or 7.9%. The components of our net sales increase were as follows:

$ millions	Attributable to
$5.4	Increase in non-comparable store sales due to opening 13 net new stores in the prior twelve months
5.0	Increase in comparable store sales of 3.9%
$10.4	Total
Comparable store sales were driven by stronger conversion rates offset by lower traffic compared to the third quarter of fiscal 2014. Net sales were driven by relative strength in women's and kids' as compared to the third quarter of fiscal 2014.
Gross Profit
Gross profit was $44.6 million in the third quarter of fiscal 2015 compared to $40.5 million in the third quarter of fiscal 2014, an increase of $4.1 million, or 10.1%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 31.5% and 30.9% during the third quarter of fiscal 2015 and fiscal 2014, respectively. The components of the 0.6% increase in gross margin were as follows:

%	Attributable to
0.4%
Decrease in buying, distribution and occupancy costs as a percentage of net sales primarily due to improved labor and other operational efficiencies in our distribution center and e-commerce fulfillment center

0.2%	Increase in product margins due to an increase in initial markup rates
0.6%	Total
Selling, General and Administrative Expenses
SG&A expenses were $39.3 million in the third quarter of fiscal 2015 compared to $32.0 million in the third quarter of fiscal 2014, an increase of $7.3 million, or 22.8%. As a percentage of net sales, SG&A expenses were 27.7% and 24.4% during the third quarter of fiscal 2015 and fiscal 2014, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
1.0%	$1.8	Increase in corporate payroll and benefits, primarily due to $1.1 million in severance obligations and the annualized impact of merit awards and minimal headcount additions.
1.0%	1.3	Increase in non-cash store impairment charges
0.9%	1.5
Increase in marketing expenses, primarily due to a timing shift in late back-to-school marketing activities which resulted in these expenses being recognized in the third quarter of fiscal 2015 versus the second quarter of fiscal 2014.

0.4%	1.5	Increase in all other SG&A expenses
—	1.2	Increase in store payroll and benefits
3.3%	$7.3	Total
Operating Income
Operating income was $5.4 million in the third quarter of fiscal 2015 compared to $8.6 million for the third quarter of fiscal 2014, a decrease of $3.2 million, or 37.2%. As a percentage of net sales, operating income was 3.8% and 6.5% for the third quarter of fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.

Income Tax Expense
Income taxes were $2.6 million and $3.4 million for the third quarter of fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 48% and 40% for the third quarter of fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate for the third quarter of fiscal 2015 was primarily due to discrete items related to stock option expirations.
Net Income and Earnings Per Share
Net income was $2.8 million for the third quarter of fiscal 2015 compared to $5.1 million for the third quarter of fiscal 2014, a decrease of $2.3 million, or 45.1%. Diluted earnings per share was $0.10 for the third quarter of fiscal 2015 compared to $0.18 for the third quarter of fiscal 2014.

Thirty-Nine Weeks Ended October 31, 2015 Compared to Thirty-Nine Weeks Ended November 1, 2014
Net Sales
Net sales were $391.9 million in the first nine months of fiscal 2015 as compared to $365.5 million in the first nine months of fiscal 2014, an increase of $26.4 million, or 7.2%. The components of our net sales increase were as follows:

$ millions	Attributable to
$18.8	Increase in non-comparable store sales due to opening 13 net new stores in the prior twelve months
7.6	Increase in comparable store sales of 2.1%
$26.4	Total
Comparable store sales were driven by stronger conversion rates offset by lower traffic compared to the first nine months of fiscal 2014. Sales were driven by relative strength in women's, kids and footwear, with other categories slightly below our overall comparable store sales result.
Gross Profit
Gross profit was $117.3 million in the first nine months of fiscal 2015 compared to $106.5 million in first nine months of fiscal 2014, an increase of $10.8 million, or 10.1%, primarily due to the net sales increase. Gross margin, or gross profit as a percentage of net sales, was 29.9% and 29.1% during the first nine months of fiscal 2015 and fiscal 2014, respectively. The components of the 0.8% increase in gross margin were as follows:

%	Attributable to
0.6%
Decrease in buying, distribution and occupancy costs as a percentage of net sales, primarily due to improved labor and other operational efficiencies in our distribution center and e-commerce fulfillment center

0.2%	Increase in product margins due to an increase in initial markup rates and decreased markdowns
0.8%	Total
Selling, General and Administrative Expenses
SG&A expenses were $108.7 million in the first nine months of fiscal 2015 from $94.5 million in the first nine months of fiscal 2014, an increase of $14.2 million, or 15.0%. As a percentage of net sales, SG&A expenses were 27.7% and 25.8% during the first nine months of fiscal 2015 and fiscal 2014, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.6%	$3.5	Increase in corporate payroll and benefits, primarily due to the annualized impact of merit awards and minimal headcount additions as well as $1.1 million in severance obligations
0.6%	2.9	Increase in marketing expenses
0.4%	1.7	Increase in non-cash store impairment charges
0.2%	2.3	Increase in all other SG&A expenses
0.1%	3.8	Increase in store payroll expenses primarily due to 13 net new store openings in the prior twelve months
1.9%	$14.2	Total
Operating Income

Operating income was $8.6 million for the first nine months of fiscal 2015 compared to $12.0 million for the first nine months of fiscal 2014, a decrease of $3.4 million, or 28.3%. As a percentage of net sales, operating income was 2.2% and 3.3% for the first nine months of fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.

Income Tax Expense
Income taxes were $4.0 million and $5.0 million for the first nine months of fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 46% and 42% for the first nine months of fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate in the first nine months of fiscal 2015 was primarily due to discrete items related to expiration of stock options, exercises of stock options, settlement of restricted stock units and a tax settlement from a prior tax year during the first nine months of fiscal 2015.
Net Income and Earnings Per Share
Net income decreased to $4.7 million for the first nine months of fiscal 2015 from $7.0 million for the first nine months of fiscal 2014, due to the factors discussed above. Diluted earnings per share was $0.16 for the first nine months of fiscal 2015 compared to $0.25 for the first nine months of fiscal 2014.

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
Working capital at October 31, 2015, was $106.6 million compared to $98.0 million at January 31, 2015, an increase of $8.6 million. The changes in our working capital during fiscal 2015 were as follows:

$ millions	Description
$98.0	Working capital at January 31, 2015
18.6	Increase in merchandise inventories as a result of the natural seasonality of our business
1.8	Increase in receivables, primarily from landlord allowances
(7.2)	Increase in accounts payable and accrued expenses
(5.0)	Decrease in marketable securities
0.4	Increase in other changes in working capital
$106.6	Working capital at October 31, 2015
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
	(in thousands)
Net cash provided by operating activities	$6,403	$21,060
Net cash used in investing activities	(12,411)	(14,731)
Net cash provided by (used in) financing activities	2,554	(383)
Net (decrease) increase in cash and cash equivalents	$(3,454)	$5,946
Net Cash Provided by Operating Activities
Cash flows from operating activities consist of: 1) net income; 2) adjustments to net income for non-cash items that include depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment of assets and gains or losses on disposals of assets; and 3) changes in our assets and liabilities.
Net cash flows provided by operating activities were $6.4 million during the first nine months of fiscal 2015 compared to $21.1 million in the first nine months of fiscal 2014. Net cash provided by operating activities decreased by $14.7 million primarily due to the timing of vendor and income tax payments, an increase in inventory due to operating 13 net additional stores and an increase in holiday merchandise flows year over year, the timing of collecting landlord allowances and lower operating income.

Net Cash Used in Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $12.4 million during the first nine months of fiscal 2015 compared to $14.7 million during the first nine months of fiscal 2014. Investing activities in fiscal 2015 consisted of capital expenditures of $17.5 million, partially offset by net proceeds from marketable securities of $5.1 million. We currently expect total capital expenditures for fiscal 2015 to be in the range of approximately $24 million to $25 million. Capital expenditures totaled $19.8 million in the first nine months of fiscal 2014.
Net Cash Provided by (Used in) Financing Activities
Cash flows from financing activities consist primarily of payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $2.6 million during the first nine months of fiscal 2015 compared to net cash used of $0.4 million during the first nine months of fiscal 2014. Financing activities in the first nine months of fiscal 2015 consisted of cash proceeds from employee exercises of stock options and excess tax benefits of stock-based compensation of $3.2 million, partially offset by payments on our capital lease obligation of $0.6 million. Proceeds from employee exercises of stock options were $0.2 million in the first nine months of fiscal 2014.
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
As of October 31, 2015, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of October 31, 2015, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 31, 2015, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $0.5 million for matters in which losses are probable and can be reasonably estimated. For some of the matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Part II. Item 1A “Risk Factors—Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this Quarterly Report on Form 10-Q.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. Plaintiffs have amended the complaint. The parties have completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties recently attended a mediation proceeding and reached a resolution that will be presented to the Court for approval.
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
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law. The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We intend to defend this case vigorously.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.7 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.

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
We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, we expect to slow the pace of new store openings during fiscal 2016 while focusing our efforts on improving the performance of our existing stores. As a result, we may not be able to grow our revenue as we have in the past, or at all. The failure to improve the performance of existing stores could have a material adverse effect on our financial condition and results of operations.
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
We have historically depended on the location of our stores to generate a large amount of our customer traffic. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate customer traffic for our stores. Customer traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. In recent quarters, we have experienced a continuing decline in customer traffic to our stores as consumer purchasing behaviors shift toward online purchases. A reduction in customer traffic would likely lead to a decrease in our sales, and, if similar reductions in traffic occur at a number of our stores, this could have a material adverse effect on our financial condition and results of operations.
Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties.
As we continue to open additional locations, our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

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

Additionally, some of our new stores may open in locations close enough to our existing stores that a segment of customers will stop shopping at our existing locations and prefer to shop at the new locations, and therefore sales and profitability at those existing stores may decline.
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
Our proprietary branded merchandise represented a significant portion of our net sales during the first nine months of fiscal 2015. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.
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
Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Chief Strategy Officer and Executive Chairman of our board of directors, and Edmond Thomas, our President and Chief Executive Officer, and we may be unable to retain their services. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. Except for Mr. Thomas, none of our employees has an employment agreement and we do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.
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
The majority of our stores are located in California, Arizona, Nevada, Florida and the northeastern United States. Sales in these states could be more susceptible than the country generally to disruptions, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that began several years ago, sales in these states may have slowed more than sales would have in other regions or the country as a whole. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.
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
We rely on print and online marketing services.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked, Tilly Levine and their children through related trusts, which we refer to as the Shaked and Levine family entities. As a result, the Shaked and Levine family entities control a substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked is in a position to dictate the outcome of any corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.
We have entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of our initial public offering in May 2012.
World of Jeans & Tops historically was treated as an “S” Corporation for United States federal income tax purposes. Effective upon completion of the Reorganization Transaction, World of Jeans & Tops’ “S” Corporation status terminated and it thereafter became subject to federal income taxes and increased state income taxes. In the event of an adjustment to World of Jeans & Tops’ reported taxable income for a period or periods prior to termination of its “S” Corporation status, its shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, we entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops prior to the reorganization transactions that took place in connection with our initial public offering, which we collectively refer to as the "Reorganization Transaction". Pursuant to the tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income World of Jeans & Tops reported as an “S” Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.
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
Our public company reporting obligations and our anticipated growth will likely strain our financial and management systems, internal controls and our employees. In addition, pursuant to Section 404 of SOX, and the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are required to provide annually an assessment of the effectiveness of our internal controls over financial reporting and, starting with the year after we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm will be required to provide an attestation on our assessment of our internal controls over financial reporting.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. Most of these are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares of Class A common stock and Class B common stock held by the Shaked and Levine family entities, and the shares of Class A common stock held by our directors, officers and other affiliates, are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Offer Letter, dated October 7, 2015, for Edmond Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015).

10.2
Separation and General Release Agreement, dated October 7, 2015, with Daniel Griesemer (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 8, 2015).

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: December 8, 2015
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 8, 2015
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)