Form 10-K
period 2016-01-30
TILLY'S, INC.
filed 2016-03-30
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
 ______________________________________________
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35535

 ______________________________________________
TILLY’S, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________

Delaware	45-2164791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Whatney, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)
(949) 609-5599
(Registrant’s telephone number, including area code)
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
 ______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of August 1, 2015, the aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at August 1, 2015, was $103,776,667 based on the closing sale price of $9.05 per share at July 30, 2015.
As of March 24, 2016, the registrant had 12,429,335 shares of Class A common stock, par value $0.001 per share, outstanding, and 16,069,097 shares of Class B common stock, par value $0.001 per share, outstanding.
______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 8, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this annual report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	our ability to successfully open new stores and profitably operate our existing stores;

•	our ability to attract customers to our e-commerce website;

•	our ability to efficiently utilize our e-commerce fulfillment center;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to establish, maintain and enhance a strong brand image;

•	generating adequate cash from our existing stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition both in stores and online;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	our ability to compete in social media marketing platforms;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to increase comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	continuing costs incurred as a result of being a public company.
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion inherent in the West Coast lifestyle. Our stores and website are designed to be a seamless extension of our teen and young adult consumers' lifestyles in a stimulating environment. Tillys is headquartered in Irvine, California and we operated 224 stores in 32 states as of January 30, 2016. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tillys' portability. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, a California corporation, or “WOJT”, which operates under the name “Tillys”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering.
On May 2, 2012, the shareholders of WOJT contributed all of their equity interests in WOJT to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, WOJT terminated its “S” Corporation status and became a “C” Corporation. These events are collectively referred to as the “Reorganization Transaction”. As a result of the Reorganization Transaction, WOJT became a wholly owned subsidiary of Tilly’s, Inc. Except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before the Reorganization Transaction (as defined above), and to Tilly's, Inc. and its subsidiary after the Reorganization Transaction.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2015" refers to the fiscal year ended January 30, 2016 "fiscal 2016" refers to the fiscal year ending January 28, 2017 and "fiscal 2014" refers to the fiscal year ended January 31, 2015.
Our Strengths
We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•
Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of third-party, West Coast inspired lifestyle brands, which are complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

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

•
Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. We operate stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 85 markets in 32 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.

•
Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers to drive traffic for our stores and online platform. We distribute catalogs to potential and existing customers from our proprietary database to familiarize them with the Tillys brand and our products and to drive sales to our stores and website. We offer an integrated digital platform, including our mobile and tablet applications, for our customers to shop how and when they like and to drive further connection with them. In the fourth quarter of fiscal 2015, we upgraded our mobile application to enhance our customer experience and engagement. We partner and collaborate with our vendors on exclusive events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and the West Coast inspired lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. In fiscal 2014, we implemented a customer loyalty program to further engage with our customers, build customer loyalty and gain customer insights. All of these programs are complemented by digital and email marketing as well as traditional radio and print advertising to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platform and promote the Tillys brand. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•
Systems and distribution/fulfillment infrastructure to support growth. We have previously made investments in distribution, fulfillment and allocation infrastructure that we believe are adequate to support continued growth for several years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. During the second quarter of fiscal 2014, we opened a new e-commerce fulfillment center that continues to provide us with a more efficient and expeditious fulfillment process to support our future growth. Our systems enable us to respond to changing fashion trends, manage inventory in real time and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support significant growth in our stores and e-commerce platform with minimal incremental capital investment.

•
Experienced management team. Our senior management team, led by Hezy Shaked and Edmond Thomas, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Chief Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture. Mr. Thomas, our President and Chief Executive Officer, rejoined Tillys in October 2015 with over 30 years of retail experience. He previously served as our President and Co-Chief Executive Officer from September 2005 to October 2007.

Growth Strategy

We are pursuing several strategies to drive long-term sales and profitability, including:

•
Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic store and online experience for our core customers, and maintaining a high level of customer service. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.

•
Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases will permit us to take advantage of largely fixed occupancy costs, favorable buying costs from larger volume purchases, leverage of our costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, upgraded e-commerce platform, ongoing investments to upgrade our point-of-sale, merchandise allocation and merchandise planning systems. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

•
Continue Growing E-Commerce. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide our customers with extensions of the same assortment offered in our brick-and-mortar stores, reach new customers, and build our brand in markets where we currently do not have stores. For example, during fiscal 2015, we generated e-commerce sales in all 50 states although we have physical stores in only 32 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. Key factors we expect to drive growth include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to expand marketing efforts and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.

•
Improve Inventory Management. We believe we can improve our operating results through improved micro-merchandising based on specific store characteristics. During the fourth quarter of fiscal 2015, we compiled individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. By adapting allocation strategies to capitalize on these individual store differences, we believe we can improve sales results in our existing store base. We expect to achieve improvements in our allocation methodologies without requiring significant additional capital expenditures for new systems.

•
Develop Omni-Channel Capabilities. We currently have a direct-to-consumer program that allows online orders to be fulfilled and shipped direct to our customers from our brick-and-mortar stores. We believe we can further improve our sales results by developing additional omni-channel capabilities that will allow for online orders to be picked up in stores, both from satisfying the order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We believe these omni-channel initiatives will drive additional traffic to our stores and increase sales to customers who come to the store to pick up their online orders.

•
Remodel Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We began remodeling certain of our older, high-volume stores within our heritage markets of California, Arizona and Nevada during fiscal 2014. We expect to continue remodeling a number of our existing, high-volume stores during fiscal 2016 to continue improving our customers' in-store experience.

Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for West Coast inspired apparel, footwear and accessories. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. We offer a balanced mix of merchandise for young men, young women, boys and girls across the apparel, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with the West Coast inspired lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise includes both established and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 72% of our net sales in each of the last three fiscal years with no single third-party brand exceeding 5% of total net sales.
Selected third-party brands include, in alphabetical order:

• AYC • Adidas • Billabong • Converse • G-Shock • GoPro • Hurley • JanSport • KR3W	• Last Kings • Levi’s • LRG • Neff • Nike SB • Nixon • O’Neill • RayBan • Roxy	• RVCA • Spy • Stance • The North Face • TOMS • UGG • Vans • Volcom • Young & Reckless ...and many more
We supplement our third-party merchandise assortment with our own proprietary brands across many of our apparel, accessory and footwear product categories. We utilize our own branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 28% of our net sales in each of the last three fiscal years.

Examples of our proprietary branded merchandise include:

Brand	Category
Denim, apparel and fragrance brand for young men, young women and boys

Apparel, footwear and accessories brand for young women and girls

Apparel and accessories brand for young men and boys

Apparel and fragrance brand for young men, young women and boys

We believe that our extensive selection of merchandise, from established and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our store image as a destination that carries the most sought-after apparel, footwear and accessories.

Merchandise Purchasing
Our merchandising team is organized by category and product type under our Chief Merchandising Officer and includes divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the latest proven fashion trends and core styles that are most relevant to our customers.
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
We have developed and maintain strong and, in many cases, long-standing relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tillys brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. This, in addition to our customer connectivity, facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer proven fashion items that provide a broader demographic appeal. We work with more than 100 vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product. By sourcing merchandise for our proprietary brands both domestically and internationally, we have the flexibility to benefit from shorter lead times associated with domestic manufacturing and lower costs associated with international manufacturing.
Planning and Allocation
We have developed inventory planning and allocation processes to support our merchandising strategies. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation processes. Our planning and allocation team continually analyzes information from our management information system, including inventory levels and sell-through data, to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs due to our shipment of merchandise to our stores multiple times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.

Stores

As of January 30, 2016, we operated 224 stores in 32 states with an average size of approximately 7,600 square feet. Our stores are located in mall, off-mall and outlet locations. Our stores generated average net sales of $2.2 million, or $290 per square foot in fiscal 2015.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2015	2014	2013
Regional Mall	114	108	102
Off-Mall (1)	90	88	86
Outlet	20	16	7
	224	212	195

(1)	Includes power centers, neighborhood and lifestyle centers and street-front locations.

The table below shows the total number of stores by state as of January 30, 2016:

State	Number of Stores	State	Number of Stores
Arizona	19	Nevada	7
California	92	New Jersey	5
Colorado	5	New Mexico	1
Florida	21	New York	4
Georgia	2	North Carolina	4
Illinois	7	Ohio	4
Indiana	5	Oklahoma	3
Iowa	1	Oregon	2
Kansas	2	Pennsylvania	3
Kentucky	1	South Dakota	1
Maryland	2	Tennessee	4
Massachusetts	2	Texas	7
Michigan	3	Utah	3
Minnesota	2	Virginia	4
Missouri	2	Washington	2
Nebraska	1	Wisconsin	3
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for the West Coast lifestyle, action sports, music, art, and fashion. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ high velocity, multi-tasking lifestyle. We do this by blending the most relevant brands and styles with music videos, product-related visuals and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating a buzz and excitement for our brand.

Store Expansion Opportunities and Site Selection
As of January 30, 2016, nearly half of our stores had been opened within the previous five years. The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2011	16	1	140
2012	29	1	168
2013	28	1	195
2014	19	2	212
2015	15	3	224
	107	8
Declining traffic has been a challenge for the teen retail industry in recent years. We believe this decline in traffic has contributed to declining sales in our stores and hindered the rate of growth for some of our newer stores. Consequently, we expect to slow our pace of new store growth in the near term compared to recent years. However, we will be opportunistic and selective about additional new store opportunities. Our new store openings are planned in both existing and new markets and in both mall and off-mall locations. We focus on potential locations that have above average incomes and an ability to draw from a sufficient population with attractive demographics. We have entered new markets by opening stores in high traffic malls as well as off-mall locations that effectively cover trade areas where our customers want to shop.

Store Management, Culture and Training
We believe that a key to our success is our ability to attract, train, retain and motivate qualified employees at all levels of our organization. Each of our stores typically operates with a three to five member store management team. In addition, each store has 10 or more full time equivalent store associates who represent the West Coast lifestyle and promote the Tillys brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.
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
E-Commerce
In October 2014, we launched a new responsive design e-commerce platform for desktop and mobile designed to enhance the online customer experience. Our e-commerce platform was established in 2004 and has grown significantly since inception. In May 2014, we opened our new e-commerce fulfillment center in Irvine, California to accommodate significant additional growth. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. In both fiscal 2015 and 2014, we sold merchandise to customers in all 50 states even though we have brick-and-mortar stores in only 32 states. We also believe our fully integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple tools to drive traffic online, including our catalog, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating a buzz and excitement for our brand while staying true to our West Coast inspired heritage. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:

•
Catalog. We view our catalog in both print and digital format primarily as a sales and marketing tool to drive online and store traffic from both existing and new customers. We also believe our catalog reinforces the Tillys brand and showcases our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. We send these catalogs, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•
Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. In fiscal 2015, we organized a variety of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic experience.

•
Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore, we use our website blog, as well as Facebook, Instagram, Twitter and Snapchat posts, as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our events and products.

•
Loyalty Program. In January 2014, we launched a customer loyalty program designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. The loyalty program is free to join and provides points to customers in exchange for purchases at our stores and online, and for interactions with us such as checking into Tillys events. We plan to rebrand and relaunch our loyalty program during fiscal 2016 to provide more meaningful rewards to our most loyal customers.

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

•
Radio, Print and Email Marketing. We utilize traditional radio and print advertising as well as email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

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
In May 2014, we opened our new e-commerce fulfillment center in Irvine, California. We have invested a total of approximately $18 million in the e-commerce fulfillment center to handle all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. This investment will support our future e-commerce growth initiatives.
We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers.

We use our own fleet of trucks to ship merchandise to our Southern California stores and third-party distributors to ship merchandise to stores outside our local area.

We believe our distribution and fulfillment infrastructure can support significant growth of our e-commerce platform and increases in our number of stores with minimal incremental capital investment.
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
We have made significant investments in our management information systems over the last several years. We use software licensed from JDA Software Group, Inc. for allocation, SKU classification, inventory tracking, purchase order management and sales audit functions. We utilize MicroStrategy Incorporated for business intelligence. We utilize Manhattan Associates Inc.’s warehouse management systems to handle merchandise distribution. We utilize technology from Strategic Distribution, Inc. in our distribution and new fulfillment centers enabling us to automate our merchandise sortation and fulfillment processes, allowing us greater flexibility in scaling our operations for new store expansions and peak season operations. Our financial systems are licensed from Lawson and our payroll system uses a third-party platform provided by Automatic Data Processing, Inc.
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
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with other retailers for customers, store locations, store associates and management personnel. We currently compete with other teenage-focused retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc., and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. See Item 1A. “Risk Factors—Risks Related to Our Business. We face intense competition in our industry and we may not be able to compete effectively.”

Trademarks
“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, “Infamous”, “RSQ”, “Tilly's”, “Vindicated”, "Destined" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of January 30, 2016, we employed approximately 1,400 full-time and approximately 3,500 part-time employees, of which approximately 500 were employed at our corporate office and distribution facility and approximately 4,400 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2015, varied between approximately 4,600 and 7,100 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Seasonality
Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience fluctuations in our revenues and net income. Net revenues are typically smallest in the first quarter of a given fiscal year followed by sequentially increased net revenues in each succeeding quarter within a fiscal year. Our net sales fluctuate significantly in relation to various holidays and other peak shopping periods, including but not limited to the Thanksgiving and year-end holiday season, the back-to-school season, spring break periods, and other holidays. If, for any reason, our revenues were below seasonal norms or expectations during these quarters, particularly during peak selling periods, our annual results of operations could be adversely affected. The level of our working capital reflects the seasonality of our business. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in anticipation of the increased revenues during these periods.
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

Item 1A. Risk Factors
Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business, prospects, financial condition and results of operations, any of which could subsequently have an adverse effect on the trading price of our Class A common stock, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations in future periods.
Risks Related to Our Business
Our business depends upon identifying and responding to changing customer fashion preferences and fashion-related trends. If we cannot identify trends in advance or we select the wrong fashion trends, our sales could be adversely affected.
Fashion trends in the West Coast inspired apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
We face intense competition in our industry and we may not be able to compete effectively.
The retail industry is highly competitive. We currently compete with other retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc. and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
Furthermore, many of our competitors have greater financial, marketing and other resources than we currently do, and therefore may be able to devote greater resources to the marketing and sale of their products, generate national brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of the third-party branded products we sell are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.
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

Our continued growth depends upon our ability to successfully open a significant number of new stores and improve the performance of our existing stores.
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
We primarily rely on cash flow generated from existing stores to fund our current operations and our growth plans. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.
In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.
Our ability to attract customers to our stores depends significantly on the success of the retail centers where the stores are located.
We have historically depended on the location of our stores to generate a large amount of traffic for our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. Over the last few years, we have experienced a continuing decline in traffic to our stores as consumer purchasing behaviors shift toward online purchases. A reduction in traffic would likely lead to a decrease in our sales, and, if similar reductions in traffic occur at a number of our stores, this could have a material adverse effect on our financial condition and results of operations.

Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties.
As we continue to open additional locations, our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

•	identifying suitable store locations, the availability of which is beyond our control;

•	obtaining acceptable lease terms;

•	sourcing sufficient levels of inventory;

•	selecting the appropriate merchandise that appeals to our customers;

•	hiring and retaining store employees;

•	assimilating new store employees into our corporate culture;

•	effectively marketing new stores’ locations;

•	avoiding construction delays and cost overruns in connection with the build-out of new stores;

•	managing and expanding our infrastructure to accommodate growth; and

•	integrating the new stores with our existing buying, distribution and other support operations.

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
Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.
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
Our corporate headquarters, distribution and e-commerce fulfillment centers and management information systems are in Irvine, California, and if their operations are disrupted, we may not be able to operate our store support functions, ship merchandise to our stores, or fulfill e-commerce orders, which would adversely affect our business.
Our corporate headquarters, distribution center and management information systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
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

Our internal operations, management information systems and databases containing the personal information of our employees and customers could be disrupted by system security failures or breached by intentional attacks. These disruptions or attacks could negatively impact our sales, increase our expenses, and harm our reputation.
Database privacy, network security and identify theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our employees and customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
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
World of Jeans & Tops historically was treated as an “S” Corporation for United States federal income tax purposes. Effective upon completion of the "Reorganization Transaction", World of Jeans & Tops’ “S” Corporation status terminated and it thereafter became subject to federal income taxes and increased state income taxes. In the event of an adjustment to World of Jeans & Tops’ reported taxable income for a period or periods prior to termination of its “S” Corporation status, its shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, we entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops prior to the reorganization transactions that took place in connection with our initial public offering, which we collectively refer to as the "Reorganization Transaction". Pursuant to the tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income World of Jeans & Tops reported as an “S” Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.
War, terrorism, civil unrest or other violence could negatively affect our business.
All of our stores are located in public areas where large numbers of people typically gather. Terrorist attacks, threats of terrorist attacks or civil unrest involving public areas could cause people not to visit areas where our stores are located. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower traffic due to security concerns, could result in decreased sales.
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
Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee health care, hours, wages, job classification and benefits could significantly increase operating costs. On June 30, 2015, the U.S. Department of Labor announced proposed revisions to the Fair Labor Standards Act’s ("FLSA") overtime exemptions. The proposed revisions increase the minimum salary needed to qualify for the FLSA’s standard exemptions to be equal to the 40th percentile of weekly earnings for full-time salaried employees. If this proposal becomes effective, it could significantly increase our cost of labor or require us to make other changes to our business practices, which could have a material adverse effect on our business or results of operations. In addition, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act of 2010, or, collectively, the Act, was signed into law. The Act includes a number of health care provisions taking effect over several years, including expanded dependent coverage, incentives for business to provide health care benefits, a prohibition on denial of coverage and denial of claims on pre-existing conditions, a prohibition on limiting essential benefits, and other expansion of health care benefits and coverage. Some of the associated taxes and fees, as well as certain health care changes required by these acts, are expected to result in increased health care costs for us. The costs of such legislation may adversely impact our results of operations.
Furthermore, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.
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
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes as a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.
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
We do not currently intend to pay cash dividends on our common stock, which may make our Class A common stock less desirable to investors and decrease its value.
We currently intend to retain all of our earnings to finance our operations and growth and do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our current credit facility precludes, and any future debt agreements may preclude, us from paying dividends. Therefore, capital appreciation, if any, of our Class A common stock will likely be the sole source of gain for our Class A common stockholders for the foreseeable future.

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
All of our 224 stores, encompassing a total of approximately 1.7 million total square feet as of January 30, 2016, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.

Item 3. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A “Risk Factors- Risks Related to Our Business- Litigation costs and the outcome of litigation could have a material adverse effect on our business” included in this report.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the Court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has not yet beet set. We intend to defend this case vigorously.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a resolution that will be presented to the Court for approval.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim for attorneys' fees and costs. The matter is in pre-class certification motion discovery state. We intent to defend this case vigorously.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the quarters indicated the high and low sales prices of our Class A common stock, as reported by the NYSE under the symbol “TLYS”. On March 24, 2016, the closing price of our Class A common stock was $6.46.

	High	Low
Fiscal 2015:
Fourth Quarter	$7.48	$5.72
Third Quarter	$9.71	$6.90
Second Quarter	$14.67	$8.82
First Quarter	$16.99	$11.91
Fiscal 2014:
Fourth Quarter	$14.67	$6.65
Third Quarter	$8.55	$6.82
Second Quarter	$11.95	$7.32
First Quarter	$13.10	$10.70
As of March 24, 2016, we had approximately 55 stockholders of record, 49 of whom were holders of our Class A common stock and six of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends
Our Class A common stock began trading on the NYSE on May 4, 2012, in connection with our initial public offering. Our current credit facility precludes us from paying dividends. Consequently, we have not declared any cash dividends since our initial public offering, and we do not currently anticipate declaring any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 30, 2016 (the "2016 Proxy Statement").

Stock Performance Graph
The graph set forth below compares the cumulative stockholder return on our Class A common stock between May 4, 2012, the day our Class A common stock began trading on the NYSE, and January 30, 2016 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on May 4, 2012 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial prices of our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index on May 4, 2012 were the closing prices on that trading day.

Comparison of 45 Month Cumulative Total Return as of January 30, 2016
Assumes Initial Investment of $100 on May 4, 2012

Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended January 30, 2016.

Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated, and certain unaudited pro forma information to reflect our conversion during fiscal year 2012 from an “S” Corporation to a “C” Corporation for income tax purposes. The selected consolidated statement of income data for the fiscal year ended January 30, 2016 and selected balance sheet data as of January 30, 2016 are derived from our consolidated financial statements audited by BDO USA, LLP, our independent registered public accounting firm, included in Item 8 of this report. The selected consolidated statement of income data for the fiscal years ended January 31, 2015 and February 1, 2014 and selected consolidated balance sheet data as of January 31, 2015 are derived from our consolidated financial statements audited by Deloitte & Touche LLP, our former independent registered public accounting firm, included in Item 8 of this report. The selected consolidated statement of income data for the fiscal years ended February 2, 2013 and January 28, 2012 and the selected consolidated balance sheet data as of February 1, 2014, February 2, 2013 and January 28, 2012 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$550,991	$518,294	$495,837	$467,291	$400,624
Cost of goods sold (2)	383,745	362,762	345,015	319,723	271,482
Gross profit	167,246	155,532	150,822	147,568	129,142
Selling, general and administrative expenses	149,150	132,343	121,085	116,178	94,217
Operating income	18,096	23,189	29,737	31,390	34,925
Interest income (expense), net	52	(14)	(9)	(91)	(196)
Income before income taxes	18,148	23,175	29,728	31,299	34,729
Income tax expense	10,607	9,100	11,591	7,406	389
Net income	$7,541	$14,075	$18,137	$23,893	$34,340

Basic earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65	$0.93	$1.72
Diluted earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65	$0.92	$1.68
Weighted average basic shares outstanding	28,332	28,013	27,822	25,656	20,000
Weighted average diluted shares outstanding	28,402	28,078	28,116	26,076	20,500
Pro Forma Income Information (3):
Pro forma income tax expense				$12,520	$13,892
Pro forma net income				18,779	20,837
Pro forma basic earnings per share of Class A and Class B common stock				$0.73	$1.04
Pro forma diluted earnings per share of Class A and Class B common stock				$0.72	$1.02

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Operating Data (unaudited):
Stores operating at beginning of period	212	195	168	140	125
Stores opened during the period	15	19	28	29	16
Stores closed during the period	3	2	1	1	1
Stores operating at end of period	224	212	195	168	140
Comparable store sales change (4)	1.2%	(2.8)%	(1.9)%	2.2%	10.7%
Total square feet at end of period	1,704,031	1,622,156	1,513,138	1,318,803	1,094,419
Average square footage per store at end of period	7,607	7,652	7,760	7,850	7,817
Average net sales per brick-and-mortar store (in thousands) (5)	$2,219	$2,250	$2,396	$2,676	$2,718
Average net store sales per square foot (5)	$290	$292	$307	$341	$350
Capital expenditures (in thousands)	$23,100	$23,636	$42,701	$33,298	$20,223

	As of
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$100,952	$84,746	$60,355	$57,182	$25,091
Working capital	114,862	97,988	80,710	73,891	27,673
Total assets	270,751	257,551	232,407	205,381	140,819
Total capital lease obligation (6)	1,693	2,500	3,258	3,970	4,638
Stockholders’ equity	$173,213	$158,686	$140,923	$117,296	$60,424

(1)	The fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014 and January 28, 2012 each included 52 weeks. The fiscal year ended February 2, 2013 included 53 weeks.

(2)	Includes buying, distribution and occupancy costs.

(3)
The unaudited pro forma income statement for all years presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation for all years presented at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.

(4)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to ‘fiscal year 2015” or "fiscal 2015” refer to the fiscal year ended January 30, 2016, references to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015 and references to “fiscal year 2013” or “fiscal 2013” refer to the fiscal year ended February 1, 2014. Fiscal years 2015, 2014 and 2013 each consisted of a 52-week period.
Overview
Tillys is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of January 30, 2016, we operated 224 stores in 32 states, averaging approximately 7,600 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends

We, and teen retail in general, have experienced a downward trend in traffic to brick-and-mortar stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these traffic trends and shopping behaviors will continue in fiscal 2016. As a result, we expect to slow the pace of new store openings during fiscal 2016 to focus our efforts on improving the performance of our existing stores and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
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

Comparable Store Sales
Comparable store sales is a measure that indicates the change in year-over-year comparable store sales, which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•	overall economic trends;

•	our ability to attract traffic to our stores and online platform;

•	our ability to identify and respond effectively to consumer preferences and fashion trends;

•	competition;

•	the timing of our releases of new and seasonal styles;

•	changes in our product mix;

•	pricing;

•	the level of customer service that we provide in stores;

•	our ability to source and distribute products efficiently;

•	calendar shifts of holiday or seasonal periods;

•	the number and timing of store openings and the relative proportion of new stores to mature stores; and

•	the timing and success of promotional and advertising efforts.
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
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-commerce fulfillment centers and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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
Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product departments such as young men's and women's apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. This reflects that various costs, including occupancy costs, generally do not increase in proportion to the seasonal sales increase.

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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Statements of Income Data:
Net sales	$550,991	$518,294	$495,837
Cost of goods sold	383,745	362,762	345,015
Gross profit	167,246	155,532	150,822
Selling, general and administrative expenses	149,150	132,343	121,085
Operating income	18,096	23,189	29,737
Other expense, net	52	(14)	(9)
Income before income taxes	18,148	23,175	29,728
Income tax expense	10,607	9,100	11,591
Net income	$7,541	$14,075	$18,137
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.6%	70.0%	69.6%
Gross profit	30.4%	30.0%	30.4%
Selling, general and administrative expenses	27.1%	25.5%	24.4%
Operating income	3.3%	4.5%	6.0%
Interest expense, net	—%	—%	—%
Income before income taxes	3.3%	4.5%	6.0%
Income tax expense	1.9%	1.8%	2.3%
Net income	1.4%	2.7%	3.7%

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Store Operating Data:
Stores operating at end of period	224	212	195
Comparable store sales change (1)	1.2%	(2.8)%	(1.9)%
Total square feet at end of period	1,704,031	1,622,156	1,513,138
Average net sales per brick-and-mortar store (in thousands) (2)	$2,219	$2,250	$2,396
Average net sales per square foot (2)	$290	$292	$307

(1)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store.
Fiscal Year 2015 Compared to Fiscal Year 2014
Net Sales
Net sales were $551.0 million in fiscal 2015 compared to $518.3 million in fiscal 2014, an increase of $32.7 million, or 6.3%. The components of our net sales increase were as follows:

$ millions	Attributable to
$26.5	Increase in non-comparable store sales due to opening 12 net new stores in the prior twelve months
6.2	Increase in comparable store sales of 1.2%
$32.7	Total
Gross Profit
Gross profit was $167.2 million in fiscal 2015 compared to $155.5 million in fiscal 2014, an increase of $11.7 million, or 7.5%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 30.4% and 30.0% during fiscal 2015 and fiscal 2014, respectively. The 0.4% increase in gross margin was primarily due to a decrease in buying, distribution and occupancy costs as a percentage of net sales as a result of improved labor and other operational efficiencies in our distribution center and e-commerce fulfillment center.

Selling, General and Administrative Expenses
SG&A expenses were $149.2 million in fiscal 2015 compared to $132.3 million in fiscal 2014, an increase of $16.9 million, or 12.8%. As a percentage of net sales, SG&A expenses were 27.1% and 25.5% during fiscal 2015 and fiscal 2014, respectively. The components of the SG&A expense increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.6%	$4.1	Increase in marketing expenses
0.4%	3.6	Increase in corporate payroll and benefits, primarily due to $1.1 million in non-recurring severance obligations and the annualized impact of merit awards and minimal headcount additions
0.3%	1.6	Increase in non-cash store impairment charges
0.1%	4.5	Increase in store payroll and benefits primarily due to 12 net new store openings
0.2%	3.1	Increase in all other SG&A expenses
1.6%	$16.9	Total
Operating Income
Operating income was $18.1 million in fiscal 2015 compared to $23.2 million for fiscal 2014, a decrease of $5.1 million, or 22.0%. As a percentage of net sales, operating income was 3.3% and 4.5% for fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.
Income Tax Expense
Income taxes were $10.6 million and $9.1 million for fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 58.4% and 39.3% for fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate for fiscal 2015 was primarily due to discrete items related to expiration of stock options, exercises of stock options, settlement of restricted stock units and a tax settlement from a prior tax year.
Net Income and Earnings Per Share
Net income was $7.5 million for fiscal 2015 compared to $14.1 million for fiscal 2014, a decrease of $6.6 million, or 46.8%. Diluted earnings per share was $0.27 for fiscal 2015 compared to $0.50 for fiscal 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013
Net Sales
Net sales were $518.3 million in fiscal 2014 compared to $495.8 million in fiscal 2013, an increase of $22.5 million, or 4.5%. The components of our net sales increase were as follows:

$ millions	Attributable to
$35.7	Increase in non-comparable store sales due to opening 17 net new stores in the prior twelve months
(13.2)	Decrease in comparable store sales of 2.8%
$22.5	Total
Gross Profit
Gross profit was $155.5 million in fiscal 2014 compared to $150.8 million in fiscal 2013, an increase of $4.7 million, or 3.1%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 30.0% and 30.4%

during fiscal 2014 and fiscal 2013, respectively. The components of the 0.4% decrease in gross margin were as follows:

%	Attributable to
(0.6)%	Increase in buying, distribution and occupancy costs as a percentage of net sales primarily due to due to new stores opened during the year and deleverage due to comparable store sales decline
0.2%	Increase in product margins due to an increase in initial markup rates and a decrease in markdowns
(0.4)%	Total
Selling, General and Administrative Expenses
SG&A expenses were $132.3 million in fiscal 2014 compared to $121.1 million in fiscal 2013, an increase of $11.2 million, or 9.2%. As a percentage of net sales, SG&A expenses were 25.5% and 24.4% during fiscal 2014 and fiscal 2013, respectively. The components of the SG&A expense increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.7%	$6.2	Increase in store payroll and benefits
0.2%	1.5	Increase in marketing expenses, primarily due to higher spend on catalogs and other marketing initiatives
—%	1.0	Increase in corporate payroll and benefits, primarily due to the annualized impact of merit awards and minimal headcount additions.
(0.2)%	(0.8)	Decrease in non-cash store impairment charges
0.4%	3.3	Increase in all other SG&A expenses
1.1%	$11.2	Total
Operating Income
Operating income was $23.2 million in fiscal 2014 compared to $29.7 million for fiscal 2013, a decrease of $6.5 million, or 21.9%. As a percentage of net sales, operating income was 4.5% and 6.0% in fiscal 2014 and fiscal 2013, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.
Income Tax Expense
Income taxes were $9.1 million and $11.6 million in fiscal 2014 and fiscal 2013, respectively. Our effective tax rates were 39.3% and 39.0% in fiscal 2014 and fiscal 2013, respectively.
Net Income and Earnings Per Share
Net income was $14.1 million in fiscal 2014 compared to $18.1 million in fiscal 2013, a decrease of $4.0 million, or 22.1%. Diluted earnings per share was $0.50 in fiscal 2014 compared to $0.65 in fiscal 2013.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. In addition, we have had access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, N.A. We have not drawn funds or issued letters of credit financing from the revolving credit facility and do not currently expect to draw from the facility. We currently expect to finance company operations, store growth and remodels with existing cash on hand, marketable securities and cash flows from operations.
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

Working capital at January 30, 2016, was $114.9 million compared to $98.0 million at January 31, 2015, an increase of $16.9 million. The changes in our working capital during fiscal 2015 were as follows:

$ millions	Description
$98.0	Working capital at January 31, 2015
16.2	Increase in cash and marketable securities
0.7	Net increase from changes in all other assets and liabilities
$114.9	Working capital at January 30, 2016

Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Net cash provided by operating activities	$36,850	$48,288	$43,794
Net cash used in investing activities	(37,966)	(23,479)	(37,530)
Net cash provided by (used in) financing activities	2,347	(432)	1,834
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities decreased in fiscal year 2015 as compared to fiscal year 2014 primarily due to lower operating income, an increase in cash paid for income taxes and a decrease in cash generated from working capital related to the timing of payments to vendors, partially offset by a decrease in inventory as a result of increased markdowns.
Net cash provided by operating activities increased in fiscal year 2014 as compared to fiscal year 2013 primarily due to an increase in cash generated from working capital mainly due to the timing of payments to vendors and a decrease in receivables and other assets, partially offset by an increase in inventory as a result of the opening of 19 new stores. The cumulative increase in cash generated from working capital was partially offset by lower net income, net of non-cash adjustments, of $1.0 million.
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
Net cash used in investing activities was $38.0 million in fiscal year 2015. Capital expenditures totaled $23.1 million, primarily related to new and remodeled stores and other improvements in our information technology systems, distribution centers, and corporate offices. We purchased $74.9 million of marketable securities and received proceeds of $60.0 million from the maturities of marketable securities during fiscal year 2015.
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
Capital expenditures during fiscal year 2016 are expected to be between $25 million and $30 million. We expect to spend the majority on remodels of existing stores, construction of new stores, and improving our information technology and e-commerce capabilities. These expenditures are expected to be funded from cash provided by operations.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, excess tax benefits from share-based compensation and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash provided by financing activities was $2.3 million in fiscal year 2015. This included $3.2 million of proceeds from the exercise of stock options and excess tax benefits from share-based compensation, partially offset by $0.8 million in payments towards our capital lease obligation during fiscal year 2015.
Net cash used in financing activities was $0.4 million in fiscal year 2014, consisting of payments on our capital lease obligation totaling $0.8 million partially offset by $0.3 million of proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.8 million in fiscal year 2013. This included $2.5 million of proceeds from the exercise of stock options and excess tax benefits from share-based compensation, partially offset by $0.7 million in payments towards our capital lease obligation during fiscal year 2013.
Credit Facility
We maintain a credit facility with Wells Fargo Bank, N.A. that provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest charged on borrowings is either at LIBOR plus 1.00%, or at the bank’s prime rate. We have the ability to select between the prime rate or LIBOR-based rate at the time of a draw. The credit facility is secured by substantially all of our assets. As a sub-feature under the revolving credit facility the bank may issue stand-by and commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and nonfinancial covenants in accordance with the revolving credit facility. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

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
As of January 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable capital and operating leases.
We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tillys. These buildings are located at 10 and 12 Whatney, Irvine, California. The lease expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease and the building component is accounted for as a capital lease.

We lease approximately 26,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tillys. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2022.
We lease approximately 81,000 square feet for our e-commerce distribution center from a company that is owned by one of the co-founders of Tillys. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2021.
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
As of January 30, 2016, our contractual cash obligations over the next several periods are set forth below:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Capital Lease Obligations (a)	$1,801	$940	$861	$—	$—
Operating Lease Obligations (b)	429,056	70,168	132,413	102,322	124,153
Purchase Obligations (c)	1,651	1,028	505	118	—
Total	$432,508	$72,136	$133,779	$102,440	$124,153

(a)	Capital lease obligations consist of the building portion of our corporate headquarters and distribution center, including interest.

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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. We defer e-commerce revenue and the associated product and shipping costs for shipments that are in-transit to the customer. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income.

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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 30, 2016 and January 31, 2015 was not material.
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

•	Risk-Free Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

•	Dividend Yield. Tilly's, Inc. has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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

Accounting for Income Taxes
We account for income taxes and the related accounts using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.
We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. We include in income tax expense any interest and penalties related to uncertain tax positions.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, or ASU, No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Balance Sheet Classification of Deferred Tax Assets, or ASU No. 2015-17, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We expect the new standard to impact the presentation of deferred tax assets as noncurrent in our consolidated balance sheets.

In February 2016, the FASB issued ASU, No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of January 30, 2016 and January 31, 2015, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Tilly’s, Inc.
Irvine, California
We have audited the accompanying consolidated balance sheet of Tilly’s, Inc. (the “Company”) as of January 30, 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilly’s, Inc. at January 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Costa Mesa, California
March 30, 2016

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Tilly’s, Inc.
Irvine, California
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. and its subsidiary (the “Company”) as of January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilly’s, Inc. and its subsidiary as of January 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Costa Mesa, California

April 1, 2015

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,020	$49,789
Marketable securities	49,932	34,957
Receivables	5,397	4,682
Merchandise inventories	51,357	51,507
Prepaid expenses and other current assets	12,968	12,349
Total current assets	170,674	153,284
Property and equipment, net	99,026	101,335
Other assets	1,051	2,932
Total assets	$270,751	$257,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,022	$23,109
Accrued expenses	18,901	12,325
Deferred revenue	8,174	7,075
Accrued compensation and benefits	5,751	5,911
Current portion of deferred rent	6,106	6,070
Current portion of capital lease obligation (Note 9)	858	806
Total current liabilities	55,812	55,296
Long-term portion of deferred rent	40,891	41,875
Long-term portion of capital lease obligation (Note 9)	835	1,694
Total long-term liabilities	41,726	43,569
Total liabilities	97,538	98,865
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; January 30, 2016—100,000 shares authorized, 12,305 shares issued and outstanding; January 31, 2015—100,000 shares authorized, 11,546 shares issued and outstanding	12	11
Common stock (Class B), $0.001 par value; January 30, 2016—35,000 shares authorized, 16,169 shares issued and outstanding; January 31, 2015—35,000 shares authorized, 16,544 shares issued and outstanding	16	17
Preferred stock, $0.001 par value; January 30, 2016 and January 31, 2015—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	133,550	126,565
Retained earnings	39,613	32,072
Accumulated other comprehensive income	22	21
Total stockholders’ equity	173,213	158,686
Total liabilities and stockholders’ equity	$270,751	$257,551
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$550,991	$518,294	$495,837
Cost of goods sold (includes buying, distribution, and occupancy costs)	383,745	362,762	345,015
Gross profit	167,246	155,532	150,822
Selling, general and administrative expenses	149,150	132,343	121,085
Operating income	18,096	23,189	29,737
Other income (expense), net	52	(14)	(9)
Income before income taxes	18,148	23,175	29,728
Income tax expense	10,607	9,100	11,591
Net income	$7,541	$14,075	$18,137
Basic earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65
Diluted earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65
Weighted average basic shares outstanding	28,332	28,013	27,822
Weighted average diluted shares outstanding	28,402	28,078	28,116
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Fiscal Years Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$7,541	$14,075	$18,137
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	1	9	(5)
Other comprehensive income (loss), net of tax	1	9	(5)
Comprehensive income	$7,542	$14,084	$18,132
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at February 2, 2013	10,772	16,920	$28	$117,391	$(140)	$17	$117,296
Net income	—	—	—	—	18,137	—	18,137
Shares converted by founders	278	(278)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,106	—	—	3,106
Restricted stock	31	—	—	—	—	—	—
Exercise of stock options	280	—	—	2,389	—	—	2,389
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(5)	(5)
Balance at February 1, 2014	11,361	16,642	28	122,886	17,997	12	140,923
Net income	—	—	—	—	14,075	—	14,075
Shares converted by founders	98	(98)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,499	—	—	3,499
Excess tax deficiencies from stock-based compensation	—	—	—	(124)	—	—	(124)
Restricted stock	49	—	—	—	—	—	—
Exercise of stock options	38	—	—	304	—	—	304
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	9	9
Balance at January 31, 2015	11,546	16,544	28	126,565	32,072	21	158,686
Net income	—	—	—	—	7,541	—	7,541
Shares converted by founders	375	(375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,926	—	—	3,926
Restricted stock	48	—	—	—	—	—	—
Exercise of stock options	336	—	—	3,094	—	—	3,094
Taxes paid in lieu of shares issued for stock based compensation	—	—	—	(35)	—	—	(35)
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	1	1
Balance at January 30, 2016	12,305	16,169	$28	$133,550	$39,613	$22	$173,213
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 30, 2016		January 31, 2015	February 1, 2014
Cash flows from operating activities
Net income	$7,541		$14,075	$18,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,808		21,237	19,367
Stock-based compensation expense	3,926		3,499	3,106
Impairment of assets	2,593		1,007	1,840
Loss on disposal of assets	304		118	140
Gain on sales and maturities of marketable securities	(100)		(116)	(176)
Deferred income taxes	1,554		1,150	(304)
Excess tax benefit from stock-based compensation	(95)		(22)	(157)
Changes in operating assets and liabilities:
Receivables	(715)		3,863	(2,611)
Merchandise inventories	150		(5,241)	329
Prepaid expenses and other assets	(293)		(255)	(1,253)
Accounts payable	(6,993)		3,720	1,554
Accrued expenses	6,179		3,662	(1,796)
Accrued compensation and benefits	(160)		936	(1,119)
Deferred rent	(948)		(206)	5,976
Deferred revenue	1,099		861	761
Net cash provided by operating activities	36,850		48,288	43,794
Cash flows from investing activities
Purchase of property and equipment	(23,100)		(23,636)	(42,701)
Proceeds from sale of property and equipment	7		41	79
Purchases of marketable securities	(74,873)		(59,884)	(44,908)
Maturities of marketable securities	60,000		60,000	50,000
Net cash used in investing activities	(37,966)		(23,479)	(37,530)
Cash flows from financing activities
Proceeds from exercise of stock options	3,094		304	2,389
Payment of capital lease obligation	(807)		(758)	(712)
Taxes paid in lieu of shares issued for stock-based compensation	(35)	—	—	—
Excess tax benefit from stock-based compensation	95		22	157
Net cash provided by (used in) financing activities	2,347		(432)	1,834
Change in cash and cash equivalents	1,231		24,377	8,098
Cash and cash equivalents, beginning of period	49,789		25,412	17,314
Cash and cash equivalents, end of period	$51,020		$49,789	$25,412
Supplemental disclosures of cash flow information
Interest paid	$133		$182	$253
Income taxes paid	$7,473		$4,511	$14,969
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,817		$1,513	$2,348
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. Tillys is headquartered in Irvine, California and we operated 224 stores in 32 states as of January 30, 2016. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, a California corporation, or “WOJT”, which operates under the name “Tillys”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering.
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
As used in these Notes to Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before the Reorganization Transaction (as defined above), and to Tilly's, Inc. and its subsidiary after the Reorganization Transaction.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal years 2015, 2014 and 2013 each included 52 weeks.
Segment Reporting
Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about a company’s operating segments, including disclosures related to our products and services, geographic areas and major customers. We identify our operating segments based on how our business is managed and evaluated. Our operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. All of our identifiable assets are in the United States.
Note 2: Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all short-term investments with an initial maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our consolidated balance sheet, including those with maturity dates beyond twelve months, as they are available to support our current operational liquidity needs.

Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or market using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $6.7 million, $6.7 million and $6.6 million in fiscal years 2015, 2014 and 2013, respectively, are included in cost of goods sold in the Consolidated Statements of Income.
We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Our management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the consolidated statements of income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $41.5 million, $37.0 million and $35.7 million in fiscal years 2015, 2014 and 2013, respectively. In addition, we accrued $0.6 million and $0.9 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 30, 2016 and January 31, 2015, respectively.

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
Impairment of Long-Lived Assets
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in business strategies. At least quarterly, an evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance. Refer to "Note 11: Fair Value Measurements", for further information.
Operating Leases
We lease our retail stores under non-cancellable operating leases. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the lease term, excluding contingent rent, and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.
Deferred Rent and Tenant Allowances
Deferred rent is recognized when a lease contains fixed rent escalations. We recognize the related rent expense on a straight-line basis starting from the date of possession and record the difference between the recognized rental expense and cash rent payable as deferred rent. Deferred rent also includes tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. We defer e-commerce revenue and the associated product and shipping costs for shipments that are in-transit to the customer. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income. For fiscal years 2015, 2014 and 2013, shipping and handling fee revenue included in net sales was $2.7 million, $2.6 million, $3.3 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for fiscal years 2015, 2014 and 2013 is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Beginning balance	$648	$573	$703
Provisions	20,835	16,875	15,938
Usage	(20,477)	(16,800)	(16,068)
Ending balance	$1,006	$648	$573
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.2 million and $7.1 million as of January 30, 2016 and January 31, 2015, respectively, and is included in deferred revenue on the balance sheets. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.8 million, $0.8 million and $0.6 million in fiscal years 2015, 2014 and 2013, respectively.
Cost of Goods Sold and Selling, General and Administrative Expenses
The following illustrates the primary costs classified in each major expense category:
Cost of Goods Sold

•	Costs of products sold, include:

•	freight expenses associated with moving merchandise inventories from our vendors to our distribution center;

•	vendor allowances;

•	cash discounts on payments to merchandise vendors;

•	physical inventory losses; and

•	markdowns of inventory.

•	Buying, distribution and occupancy costs, include:

•	payroll and benefit costs and incentive compensation for merchandise purchasing personnel;

•	customer shipping and handling expenses;

•	costs associated with operating our distribution and fulfillment center, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;

•	freight expenses associated with moving merchandise inventories from our distribution center to our stores and e-commerce customers; and

•	store occupancy costs including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional, e-commerce and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, travel and lodging; and

•	Charitable contributions.
Store Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the Consolidated Statements of Income.
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $19.7 million, $15.7 million and $14.1 million in fiscal years 2015, 2014 and 2013, respectively.
Share-Based Compensation
We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), for accounting for equity instruments exchanged for employee services. Under the provisions of this statement, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of share-based compensation expense. Refer to “Note 12: Share-Based Compensation” for further information.
Income Taxes
We account for income taxes and the related accounts using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.

We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. We include in income tax expense any interest and penalties related to uncertain tax positions. Refer to “Note 14: Income Taxes”, for further information.
Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 70 thousand, 65 thousand and 294 thousand in fiscal years 2015, 2014 and 2013, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At January 30, 2016 and January 31, 2015, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper or in interest-bearing money market funds.
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

Correction of an Immaterial Error to Previously Issued Financial Statements

Subsequent to the issuance of our January 31, 2015 consolidated financial statements, management determined that the change in deferred income taxes should have been presented as a cash inflow of $1.2 million in the fiscal year ended January 31, 2015 and a cash outflow of $0.3 million in the fiscal year ended February 1, 2014 with a corresponding change to prepaid expenses and other assets, with no net impact to total cash flows provided by operating activities. As a result, we corrected our accompanying fiscal 2014 and 2013 consolidated statements of cash flows. Management has concluded the errors are immaterial to the consolidated financial statements as of and for the years ended January 31, 2015 and February 1, 2014.

New Accounting Standards

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

In November 2015, the FASB issued ASU No. 2015-17 Balance Sheet Classification of Deferred Tax Assets, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us in the first quarter of fiscal 2017, with early adoption permitted. The new standard is expected to impact the presentation of deferred tax assets as noncurrent in our consolidated balance sheets.

In February 2016, the FASB issued ASU, No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Note 3: Marketable Securities
Marketable securities are classified as available-for-sale and consisted entirely of commercial paper, all of which was less than one year from maturity. The following table summarizes investments in marketable securities at January 30, 2016 and January 31, 2015 (in thousands):

	Cost	Gross Unrealized Holding Gains	Fair Value
Commercial paper at January 30, 2016	$49,894	$38	$49,932

Commercial paper at January 31, 2015	$34,922	$35	$34,957

For fiscal years 2015, 2014 and 2013, we recognized gains on investments of $0.1 million, $0.1 million and $0.2 million, respectively, for commercial paper which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net, on the Consolidated Statements of Income.
Note 4: Receivables
At January 30, 2016 and January 31, 2015, receivables consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Credit and debit card receivables	$2,698	$2,685
Tenant allowances due from landlords	1,749	1,789
Other	950	208
Total receivables	$5,397	$4,682

We establish a receivable for amounts we expect to collect. The majority of year-end receivables are collected within the following fiscal quarter. We have not historically had significant write-offs for these receivables.
Note 5: Prepaid Expenses and Other Current Assets
At January 30, 2016 and January 31, 2015, prepaid expenses and other current assets consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Prepaid rent	$7,022	$6,596
Deferred taxes	3,897	3,594
Prepaid insurance	776	704
Prepaid maintenance	646	753
Prepaid marketing	305	411
Other	322	291
Total prepaid expenses and other current assets	$12,968	$12,349

Note 6: Property and Equipment
At January 30, 2016 and January 31, 2015, property and equipment consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Leasehold improvements	$131,414	$124,029
Furniture and fixtures	40,723	37,657
Machinery and equipment	30,163	28,771
Building under capital lease	7,840	7,840
Computer hardware and software	27,415	24,583
Construction in progress	2,940	2,454
Vehicles	1,709	1,470
	242,204	226,804
Accumulated depreciation	(143,178)	(125,469)
Property and equipment, net	$99,026	$101,335

Depreciation expense related to property and equipment was $22.8 million, $21.2 million and $19.4 million in fiscal years 2015, 2014 and 2013, respectively.
We incurred costs of $23.4 million, $22.8 million and $42.2 million for capital expenditures in fiscal years 2015, 2014 and 2013, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable.We recorded non-cash impairment charges of $2.6 million, $1.0 million and $1.8 million in selling, general and administrative expenses in fiscal years 2015, 2014 and 2013, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information.
If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At January 30, 2016 and January 31, 2015, accrued expenses consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Sales and use taxes payable	$6,305	$1,611
Income taxes payable	2,218	600
Accrued construction	1,600	1,202
Merchandise returns	1,006	648
Minimum rent and common area maintenance	581	927
Other	7,191	7,337
Total accrued expenses	$18,901	$12,325

Note 8: Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 1.00%, or at the Bank’s prime rate. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.

On July 9, 2015, we further amended the agreement to modify the event of default with respect to a change in the composition of a majority of our Board of Directors in a period of 12 consecutive months, to no longer exclude from the determination any individual whose nomination for an assumption of office as a member of our Board of Directors occurred as a result of a solicitation of proxies or consents that was not made by or on behalf of our Board of Directors.

As of January 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 9: Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years and provide for escalations in base rents. We are generally not obligated to renew leases. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, many of the store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease.

Operating leases
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million, $0.3 million and $0.3 million in fiscal years 2015, 2014 and 2013, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $0.9 million, $0.9 million and $0.9 million in fiscal years 2015, 2014 and 2013, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.
We previously leased warehouse space (15 Chrysler, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.1 million and $0.2 million in fiscal years 2014 and 2013, respectively, related to this lease. The lease expired on October 31, 2014. We subleased part of the building to an unrelated third party. Sublease income was $0.1 million in fiscal years 2014 and 2013.

Future minimum rental commitments, by year and in the aggregate, under non-cancellable operating leases, including fixed common area maintenance charges, if any, for the above buildings at 11 Whatney and 17 Pasteur and all of our store locations as of January 30, 2016 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2016	$2,267	$67,901	$70,168
2017	2,226	64,723	66,949
2018	1,503	63,961	65,464
2019	1,430	53,340	54,770
2020	1,347	46,205	47,552
Thereafter	1,409	122,744	124,153
Total	$10,182	$418,874	$429,056
Rent expense under non-cancellable operating leases for fiscal years 2015, 2014 and 2013 was as follows (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Minimum rentals	$43,176	$40,290	$38,009
Contingent rentals	403	832	675
Total rent expense	$43,579	$41,122	$38,684

Capital lease

We lease our corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease (included in the operating lease commitments schedule above) and the building component is accounted for as a capital lease. We incurred rent expense of $0.9 million in each of the fiscal years 2015, 2014 and 2013 related to the operating (land component) of this lease.
The obligation under the capital lease was $1.7 million and $2.5 million as of January 30, 2016 and January 31, 2015, respectively. The gross amount of the building under the capital lease was $7.8 million as of January 30, 2016 and January 31, 2015. The accumulated amortization of the building under the capital lease was $6.8 million and $6.3 million as of January 30, 2016 and January 31, 2015, respectively.
Future commitments under the related party capital lease obligation as of January 30, 2016 are as follows (in thousands):

Fiscal Year
2016	$940
2017	861
Total minimum lease payments	1,801
Less: Amount representing interest	108
Present value of net minimum lease payments	1,693
Less: Current portion	858
Long-term portion	$835
Prior to signing each of the related party leases above, we received an independent market analysis regarding the property and therefore believe that the terms of each lease are reasonable and not materially different from terms we would have obtained from an unaffiliated third party.

Note 10: Commitments and Contingencies

Indemnifications, Commitments, and Guarantees

During the normal course of business, we have made certain indemnifications, commitments, and guarantees under which we may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make, and their duration may be indefinite. We have not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying balance sheets.

Purchase Obligations
At January 30, 2016, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $1.7 million, payable as follows: $1.0 million in fiscal 2016, $0.5 million in fiscal 2017 and $0.2 million in fiscal 2018.
Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $0.5 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the Court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has not yet beet set. We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a resolution that will be presented to the Court for approval.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, removing the expense reimbursement claim. We answered the complaint on January 8, 2015. The matter is in pre-class certification motion discovery state. We intent to defend this case vigorously.
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
Note 11: Fair Value Measurements
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
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2015, 2014 and 2013. Furthermore, as of January 30, 2016 and January 31, 2015, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 30, 2016			January 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$42,626	$—	$—	$34,433	$—	$—
Marketable securities:
Commercial paper	$—	$49,932	$—	$—	$34,957	$—

Impairment of Long-Lived Assets

An impairment is recorded on a long-lived asset used in operations whenever events or changes in circumstances indicate that the net carrying amounts for such asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates our weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that nine, two and four stores, respectively, in fiscal years 2015, 2014 and 2013, would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $2.6 million, $1.0 million and $1.8 million in fiscal years 2015, 2014 and 2013, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
	($ in thousands)
Carrying value of assets with impairment	$3,589	$1,007	$1,840
Fair value of assets impaired	$996	$—	$—
Number of stores tested for impairment	20	15	11
Number of stores with impairment	9	2	4

Note 12: Share-Based Compensation

The Tillys 2012 Amended and Restated Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 30, 2016, there were 2,355,613 shares still available for future issuance under the 2012 Plan.

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

The following table summarizes our stock option activity for fiscal year 2015:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at January 31, 2015	2,880,040	$13.03
Granted	585,000	$6.91
Exercised	(336,140)	$9.21
Forfeited	(381,000)	$12.97
Expired	(936,575)	$14.69
Outstanding at January 30, 2016	1,811,325	$10.93	7.5	$218
Vested and expected to vest at January 30, 2016	1,723,520	$11.06	7.4	$194
Exercisable at January 30, 2016	693,450	$12.87	5.5	$2

(1)
Intrinsic value for stock options is defined as the difference between the market price of the our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $6.49 at January 30, 2016.

The total intrinsic value of options exercised in fiscal years 2015, 2014 and 2013 was $1.7 million, $0.1 million and $1.6 million, respectively.
The total fair value of options vested in fiscal years 2015, 2014 and 2013 was $4.6 million, $3.5 million and $3.0 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2015, 2014 and 2013 was $3.1 million, $0.3 million and $2.4 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2015, 2014 and 2013 was $0.7 million, $0.1 million and $0.7 million, respectively.
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

The fair values of stock options granted in fiscal years 2015, 2014 and 2013 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Average fair value per option granted	$3.06	$5.19	$6.31
Expected option term(1)	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	49.68%	46.84%	56.19%
Risk-free interest rate(3)	1.64%	1.76%	0.842%
Expected annual dividend yield	—%	—%	—%

(1)
We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)
Stock volatility for each grant is measured using the weighted average of historical daily price changes of our competitors’ common stock over the most recent period equal to the expected option term of the awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
Restricted Stock

Restricted stock awards ("RSAs") represent restricted shares issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, whereas restricted stock units represent shares issuable in the future upon vesting. Under the 2012 Plan, we grant RSAs to independent members of our Board of Directors and restricted stock units to certain employees. RSAs granted to Board members vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. The restricted stock units granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. We determine the fair value of restricted stock underlying the RSAs and restricted stock units based upon the closing price of our Class A common stock on the date of grant.
A summary of the status of non-vested restricted stock as of January 30, 2016 and changes during fiscal year 2015 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 31, 2015	48,584	$9.88
Granted	335,740	$15.15
Vested	(41,736)	$12.48
Forfeited	(118,000)	$16.07
Nonvested at January 30, 2016	224,588	$14.02
The weighted-average grant-date fair value of restricted stock granted during the years ended January 31, 2015 and February 1, 2014 was $8.27 and $16.18, respectively.
The total fair value of restricted stock vested was $0.4 million, $0.2 million and $0.2 million in fiscal years 2015, 2014 and 2013, respectively.
We recorded a total of $3.9 million, $3.5 million and $3.1 million of share-based compensation expense in fiscal years 2015, 2014 and 2013, respectively.
At January 30, 2016, there was $5.7 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.7 years.
The following table summarizes share-based compensation recorded in the Consolidated Statements of Income:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cost of goods sold	$991	$750	$694
Selling, general and administrative expenses	2,935	2,749	2,412
Stock-based compensation	$3,926	$3,499	$3,106

Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company are made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.7 million, $0.7 million and $0.6 million in fiscal years 2015, 2014 and 2013, respectively.

Note 14: Income Taxes
The components of income tax expense for fiscal years 2015, 2014 and 2013 were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$7,614	$6,433	$9,591
State	1,439	1,517	2,304
	9,053	7,950	11,895
Deferred:
Federal	1,105	1,387	(293)
State	449	(237)	(11)
	1,554	1,150	(304)
Total income tax expense	$10,607	$9,100	$11,591
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2015, 2014 and 2013 is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Federal taxes at statutory rate	$6,352	$8,111	$10,405
State and local income taxes, net of federal benefit	1,098	885	1,517
Return to provision adjustments	130	(15)	(369)
Stock compensation discrete items (1)	2,592	—	—
Other	435	119	38
Total income tax expense	$10,607	$9,100	$11,591

(1)
This amount includes the impact of discrete items related to the expiration of stock options, exercises of stock options and the settlement of restricted stock units that are recorded to income tax expense which represents stock-based compensation cost previously recognized by us that was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of expiration, exercise or vesting.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of January 30, 2016 and January 31, 2015 were as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Deferred rent	$5,165	$5,134
Stock-based compensation	3,061	5,127
Accrued expenses	1,366	1,262
Inventories	2,307	2,206
Compensation and benefits	676	630
Capital lease	274	388
Deferred revenue	247	227
Tax credits	161	119
Total deferred tax assets	13,257	15,093
Deferred tax liabilities:
Property and equipment	(8,030)	(8,279)
Prepaid expenses	(684)	(717)
Marketable securities	(15)	(14)
Total deferred tax liabilities	(8,729)	(9,010)
Net deferred tax asset	$4,528	$6,083
Included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets are $3.9 million at January 30, 2016 and $3.6 million at January 31, 2015 of current deferred tax assets and included in “Other assets” in the Consolidated Balance Sheets are noncurrent deferred tax assets of $0.6 million at January 30, 2016 and $2.5 million at January 31, 2015.
As of January 30, 2016 and January 31, 2015, we had approximately $0.2 million of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.
Uncertain Tax Positions
As of January 30, 2016 and January 31, 2015, there were no material unrecognized tax benefits. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2015, 2014 and 2013.
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
In the fourth quarter of fiscal year 2015, the Internal Revenue Service initiated an examination of our federal income tax return for the year ended January 31, 2015.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2012 through 2014 remain subject to examination for federal tax purposes and fiscal years 2011 through 2014 remain subject to examination in significant state tax jurisdictions.

Note 15: Earnings Per Share
Our common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion.

Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards. The components of basic and diluted net income per share are as follows (in thousands, except per share amounts):
The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2015, 2014 and 2013 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$7,541	$14,075	$18,137
Weighted average basic shares outstanding	28,332	28,013	27,822
Dilutive effect of stock options and restricted stock	70	65	294
Weighted average shares for diluted earnings per share	28,402	28,078	28,116
Basic earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65
Diluted earnings per share of Class A and Class B common stock	$0.27	$0.50	$0.65
The earnings per share amounts are the same for Class A and Class B common stock, in aggregate, and individually for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Shares of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
Total stock options and restricted stock of 1,273,000, 2,364,000 and 1,766,000 as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive.

Note 16: Related Party Transactions

Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.

Tax Indemnification Agreements

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
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal years 2015 and 2014, our Board of Directors approved support for TLC of up to $50,000 and $20,000, respectively.

Note 17: Quarterly Financial Information (Unaudited)
The tables below set forth unaudited selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,190	$130,023	$141,692	$159,086
Gross profit	36,052	36,596	44,641	49,957
Operating income	2,129	1,104	5,387	9,476
Net income	1,282	560	2,814	2,885
Basic earnings per share	$0.05	$0.02	$0.10	$0.10
Diluted earnings per share	$0.05	$0.02	$0.10	$0.10

	Fiscal Year Ended January 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$111,134	$123,060	$131,283	$152,817
Gross profit	31,327	34,655	40,548	49,002
Operating income	1,077	2,329	8,577	11,206
Net income	591	1,266	5,113	7,105
Basic earnings per share	$0.02	$0.05	$0.18	$0.25
Diluted earnings per share	$0.02	$0.05	$0.18	$0.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 30, 2016 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 30, 2016. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us, as an emerging growth company, to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Management has determined that, as of January 30, 2016, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2016 (the “2016 Proxy Statement”).
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

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2016 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

Tilly’s, Inc.

/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael Henry
Michael Henry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Edmond Thomas and Michael Henry, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 30, 2016.

Signature	Title

/s/ Edmond Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)
Edmond Thomas

/s/ Michael Henry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael Henry

/s/ Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer
Hezy Shaked

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr

/s/ Jason Nazar	Director
Jason Nazar

/s/ Bernard Zeichner	Director
Bernard Zeichner

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.1
Form of Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on April 23, 2012)

10.1
Form of Indemnification Agreement between Tillys and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.2
Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.3
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.4
Amendment #1 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.5
Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of July 1, 2012 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2012)

10.6#
Amended and Restated Tillys 2007 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.7#
Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form) (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.8#
Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form) (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.9#
Form of Re-Priced Stock Option Grant Agreement pursuant to the 2007 Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13#
Offer Letter, dated as of January 15, 2011, by and between Daniel Griesemer and World of Jeans & Tops, d/b/a Tillys (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.14
Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on August 11, 2011)

10.15
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.16
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.17
Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.17.1
Amendment No. 1 to Amended and Restated Credit Agreement and between World of Jeans & Tops and Wells Fargo, NA dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2015)

10.17.2
Amendment No. 2 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2015)

10.18
Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19
Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20
Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21
Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.22
Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.23
Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.24
Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.25#
Offer Letter between Tilly’s, Inc. and Jennifer Ehrhardt entered into on August 28, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2013)

10.26#	Offer Letter dated May 12, 2015 from Tilly's, Inc. to Michael Henry (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.27#	Offer Letter, dated October 7, 2015, for Edmond Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.28#
Separation and General Release Agreement between Daniel J. Griesemer and Tilly's dated as of October 7, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on October 8, 2015)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015; (ii) Consolidated Statements of Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014; and (vi) the Notes to the Consolidated Financial Statements.

*    Filed herewith

#    Management contract or compensatory plan.