Form 10-Q
period 2016-04-30
TILLY'S, INC.
filed 2016-06-08
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 3, 2016, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,429,335
Class B common stock $0.001 par value	16,069,097

TILLY’S, INC.
FORM 10-Q
For the Quarter Ended April 30, 2016

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,474	$51,020
Marketable securities	44,909	49,932
Receivables	5,900	5,397
Merchandise inventories	59,719	51,357
Prepaid expenses and other current assets	16,100	12,968
Total current assets	170,102	170,674
Property and equipment, net	98,841	99,026
Other assets	1,031	1,051
Total assets	$269,974	$270,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,543	$16,022
Accrued expenses	18,504	18,901
Deferred revenue	6,866	8,174
Accrued compensation and benefits	4,215	5,751
Current portion of deferred rent	6,115	6,106
Current portion of capital lease obligation	872	858
Total current liabilities	58,115	55,812
Long-term portion of deferred rent	40,031	40,891
Long-term portion of capital lease obligation	612	835
Total long-term liabilities	40,643	41,726
Total liabilities	98,758	97,538
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; April 30, 2016 - 100,000 shares authorized, 12,429 shares issued and outstanding; January 30, 2016 - 100,000 shares authorized, 12,305 shares issued and outstanding	12	12
Common stock (Class B), $0.001 par value; April 30, 2016 - 35,000 shares authorized, 16,069 shares issued and outstanding; January 30, 2016 - 35,000 shares authorized, 16,169 shares issued and outstanding	16	16
Preferred stock, $0.001 par value; April 30, 2016 and January 30, 2016 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	134,308	133,550
Retained earnings	36,868	39,613
Accumulated other comprehensive income	12	22
Total stockholders’ equity	171,216	173,213
Total liabilities and stockholders’ equity	$269,974	$270,751
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	First Quarter Ended
	April 30, 2016	May 2, 2015
Net sales	$120,218	$120,190
Cost of goods sold (includes buying, distribution, and occupancy costs)	87,631	84,138
Gross profit	32,587	36,052
Selling, general and administrative expenses	36,554	33,923
Operating (loss) income	(3,967)	2,129
Other income, net	76	8
(Loss) Income before income taxes	(3,891)	2,137
Income tax (benefit) expense	(1,146)	855
Net (loss) income	$(2,745)	$1,282
Basic (loss) earnings per share of Class A and Class B common stock	$(0.10)	$0.05
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.10)	$0.05
Weighted average basic shares outstanding	28,425	28,173
Weighted average diluted shares outstanding	28,425	28,321
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	First Quarter Ended
	April 30, 2016	May 2, 2015
Net (loss) income	$(2,745)	$1,282
Other comprehensive loss:
Net change in unrealized gain on available-for-sale securities, net of tax	(10)	(1)
Other comprehensive loss	(10)	(1)
Comprehensive (loss) income	$(2,755)	$1,281
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2016	12,305	16,169	$28	$133,550	$39,613	$22	$173,213
Net loss	—	—	—	—	(2,745)	—	(2,745)
Restricted stock	24	—	—	—	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(92)	—	—	(92)
Shares converted by founders	100	(100)	—	—	—	—	—
Stock-based compensation expense	—	—	—	850	—	—	850
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(10)	(10)
Balance at April 30, 2016	12,429	16,069	$28	$134,308	$36,868	$12	$171,216
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	First Quarter Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities
Net (loss) income	$(2,745)	$1,282
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,805	5,611
Stock-based compensation expense	850	1,269
Impairment of assets	682	—
Loss on disposal of assets	3	49
Gain on sales and maturities of marketable securities	(51)	(31)
Deferred income taxes	29	138
Excess tax benefit from stock-based compensation	—	(92)
Changes in operating assets and liabilities:
Receivables	(503)	(793)
Merchandise inventories	(8,362)	(10,189)
Prepaid expenses and other assets	(3,134)	201
Accounts payable	5,109	1,469
Accrued expenses	(1,970)	1,606
Accrued compensation and benefits	(1,536)	(1,731)
Deferred rent	(851)	(562)
Deferred revenue	(1,308)	(1,253)
Net cash used in operating activities	(7,982)	(3,026)
Cash flows from investing activities
Purchase of property and equipment	(4,325)	(5,084)
Proceeds from sale of property and equipment	5	—
Purchases of marketable securities	(19,943)	(14,985)
Maturities of marketable securities	25,000	15,000
Net cash provided by (used in) investing activities	737	(5,069)
Cash flows from financing activities
Proceeds from exercise of stock options	—	2,592
Payment of capital lease obligation	(209)	(197)
Taxes paid in lieu of shares issued for stock-based compensation	(92)	—
Excess tax benefit from stock-based compensation	—	92
Net cash (used in) provided by financing activities	(301)	2,487
Change in cash and cash equivalents	(7,546)	(5,608)
Cash and cash equivalents, beginning of period	51,020	49,789
Cash and cash equivalents, end of period	$43,474	$44,181
Supplemental disclosures of cash flow information
Interest paid	$25	$38
Income taxes paid	$3,509	$1,754
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$3,802	$2,095
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation

Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. Tillys is headquartered in Irvine, California and we operated 224 stores in 32 states as of April 30, 2016. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products we carry in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"), for interim financial reporting. These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q as is permitted by SEC rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the first quarter ended April 30, 2016 and May 2, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 30, 2016 and May 2, 2015 refer to the first quarter ended as of those dates.
Note 2: Summary of Significant Accounting Policies and New Accounting Standards
Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate our annual effective tax rate.

In the fourth quarter of fiscal year 2015, the Internal Revenue Service initiated an examination of our federal income tax return for the year ended January 31, 2015. The examination was completed in the first quarter of fiscal 2016 and is expected to be settled without an impact to the Company.
Our effective income tax rate for the first quarter ended April 30, 2016 was 29%, which includes the write-off of deferred tax assets for discrete items related to the settlement of restricted stock units and the expiration of stock options. Our effective income tax rate for the first quarter ended May 2, 2015 was 40%.
New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Note 3: Marketable Securities
Marketable securities are classified as available-for-sale and, as of April 30, 2016 and January 30, 2016, consisted entirely of commercial paper, all of which was less than one year from maturity.
The following table summarizes our investments in marketable securities at April 30, 2016 and January 30, 2016 (in thousands):

	April 30, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$44,888	$28	$(7)	$44,909
	January 30, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$49,894	$38	$—	$49,932
We recognize gains of investments for commercial paper which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of (Loss) Income.

The following table summarizes our gains on investments for commercial paper (in thousands):

	First Quarter Ended
	April 30, 2016	May 2, 2015
Gains on investments	$51	$31
Note 4: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 1.00%, or at the Bank’s prime rate. The credit agreement is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the credit agreement. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5.0 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.
On July 9, 2015, we further amended the credit agreement to modify the event of default with respect to a change in the composition of a majority of our Board of Directors in a period of 12 consecutive months, to no longer exclude from the determination any individual whose nomination for an assumption of office as a member of our Board of Directors occurred as a result of a solicitation of proxies or consents that was not made by or on behalf of our Board of Directors.
As of April 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $2.2 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the Court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has not yet been set. We intend to defend this case vigorously.
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
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, dismissing an expense reimbursement claim. We answered the complaint on January 8, 2015, after which the case was stayed pending mediation. We engaged in mediation in May 2016, and the parties continue to discuss resolution. We intend to defend this case vigorously if not resolved.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, Plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserts a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We are defending the case vigorously. On February 12, 2016, we filed a demurrer to Plaintiff’s complaint, on the grounds that Plaintiff failed to state a cause of action against Tilly’s.  We believe Plaintiff’s cause of action for reporting-time pay fails as a matter of law as Plaintiff and other putative class members did not “report for work” with respect to certain shifts on which Plaintiff’s claims are based.  Plaintiff filed her opposition to the demurrer on April 29, 2016, and we filed our reply in support of its demurrer on May 13, 2016.  We anticipate that a hearing date will be set by the Court for early June 2016.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.6 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
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
During the first quarter ended April 30, 2016 and May 2, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of April 30, 2016 and January 30, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	April 30, 2016			January 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$40,728	$—	$—	$42,626	$—	$—
Marketable securities:
Commercial paper	$—	$44,909	$—	$—	$49,932	$—

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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that three stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the first quarter ended April 30, 2016 of approximately $0.7 million, to write-down the carrying value of certain long-lived store assets to their estimated fair values. We did not record any impairment charges in the first quarter of fiscal 2015.

First Quarter Ended
April 30, 2016
($ in thousands)
Carrying value of assets with impairment	$856
Fair value of assets impaired	$174
Number of stores tested for impairment	8
Number of stores with impairment	3
Note 7: Share-Based Compensation
The Tillys 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of April 30, 2016, there were 2,436,977 shares still available for future issuance under the 2012 Plan.

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
The following table summarizes the stock option activity for the first quarter ended April 30, 2016 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 30, 2016	1,811,325	$10.93
Granted	348,500	$6.74
Forfeited	(40,000)	$10.81
Expired	(6,625)	$12.00
Outstanding at April 30, 2016	2,113,200	$10.24	7.6	$116
Vested and expected to vest at April 30, 2016	2,000,688	$10.39	7.5	$104
Exercisable at April 30, 2016	861,075	$12.82	5.6	$—

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $6.29 at April 30, 2016.

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
The fair values of stock options granted during the first quarter ended April 30, 2016 and May 2, 2015 was estimated on the grant date using the following assumptions:

	First Quarter Ended
	April 30, 2016	May 2, 2015
Weighted average grant-date fair value per option granted	$3.54	$6.85
Expected option term (1)	5.0 years	5.0 years
Weighted average expected volatility factor (2)	61.6%	47.8%
Weighted average risk-free interest rate (3)	1.4%	1.4%
Expected annual dividend yield	—%	—%

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
Restricted Stock
Restricted stock awards ("RSAs") represent restricted shares of our common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs") represent a commitment to issue shares of our common stock in the future upon vesting. Under the 2012 Plan, we grant RSAs to independent members of our Board of Directors and RSUs to certain employees. RSAs granted to Board members vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. RSUs granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. We determine the fair value of restricted stock underlying the RSAs and RSUs based upon the closing price of our Class A common stock on the date of grant.
A summary of the status of non-vested restricted stock changes during the first quarter ended April 30, 2016 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2016	224,588	$14.02
Granted	—	$—
Vested	(38,125)	$16.07
Forfeited	(10,000)	$16.07
Nonvested at April 30, 2016	176,463	$13.46
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of (Loss) Income (in thousands):

	First Quarter Ended
	April 30, 2016	May 2, 2015
Cost of goods sold	$320	$239
Selling, general and administrative expenses	530	1,030
Stock-based compensation	$850	$1,269
At April 30, 2016, there was $5.7 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.8 years.
Note 8: (Loss) Earnings Per Share
(Loss) earnings per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted (loss) earnings per share are as follows (in thousands, except per share amounts):

	First Quarter Ended
	April 30, 2016	May 2, 2015
Net (loss) income	$(2,745)	$1,282
Weighted average basic shares outstanding	28,425	28,173
Dilutive effect of stock options and restricted stock	—	148
Weighted average shares for diluted (loss) earnings per share	28,425	28,321
Basic (loss) earnings per share of Class A and Class B common stock	$(0.10)	$0.05
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.10)	$0.05

The following stock options and restricted stock have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive:

	First Quarter Ended
	April 30, 2016	May 2, 2015
Stock options	2,113,200	1,886,517
Restricted stock	176,463	126,154
Total	2,289,663	2,012,671

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part II Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us” and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Tillys is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of April 30, 2016, we operated 224 stores, averaging 7,600 square feet, in 32 states. We also sell our products through our e-commerce website, www.tillys.com.

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
Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product departments such as 'young men's and 'women's apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. In those periods, various costs, such as occupancy costs, generally do not increase in proportion to the seasonal sales increase.
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

	First Quarter Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Statements of (Loss) Income Data:
Net sales	$120,218	$120,190
Cost of goods sold	87,631	84,138
Gross profit	32,587	36,052
Selling, general and administrative expenses	36,554	33,923
Operating (loss) income	(3,967)	2,129
Other income, net	76	8
(Loss) Income before income taxes	(3,891)	2,137
Income tax (benefit) expense	(1,146)	855
Net (loss) income	$(2,745)	$1,282

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	72.9%	70.0%
Gross profit	27.1%	30.0%
Selling, general and administrative expenses	30.4%	28.2%
Operating (loss) income	(3.3)%	1.8%
Other income, net	0.1%	0.0%
(Loss) Income before income taxes	(3.2)%	1.8%
Income tax (benefit) expense	(0.9)%	0.7%
Net (loss) income	(2.3)%	1.1%
The following table presents store operating data for the periods indicated:

	First Quarter Ended
	April 30, 2016	May 2, 2015
Store Operating Data:
Stores operating at end of period	224	213
Comparable store sales change (1)	(4.1)%	2.0%
Total square feet at end of period	1,704,031	1,630,195
Average net sales per brick-and-mortar store (in $000's) (2)	$468	$502
Average net sales per square foot (2)	$61	$66

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

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store.

First Quarter Ended April 30, 2016 Compared to First Quarter Ended May 2, 2015

Net Sales
Net sales were flat at $120.2 million in the first quarter of fiscal 2016 and fiscal 2015. The components of our net sales variance were as follows:

$ millions	Attributable to
$4.6	Increase in non-comparable store sales due to opening 11 net new stores in the prior twelve months.
(4.6)	Decrease in comparable store sales of 4.1%
$—	Total
Comparable store sales decreased due to negative comparable store sales at our brick and mortar stores offset by strong e-commerce growth. Our comparable store sales decrease was due to lower traffic, partially offset by stronger conversion rates as compared to the first quarter of fiscal 2015.
Gross Profit
Gross profit was $32.6 million in the first quarter of fiscal 2016 compared to $36.1 million in the first quarter of fiscal 2015, a decrease of $3.5 million, or 9.7%. Gross margin, or gross profit as a percentage of net sales, was 27.1% and 30.0% during the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. The components of the 2.9% decrease in gross margin were as follows:

%	Attributable to
(1.7)%	Increase in occupancy costs as a percentage of net sales primarily due to negative comparable store sales and the opening 11 net new stores in the prior twelve months.
(0.9)%	Decrease in product margins primarily due to higher markdowns.
(0.3)%	Increase in distribution costs due to higher shipping costs associated with increased e-commerce sales.
(2.9)%	Total
Selling, General and Administrative Expenses
SG&A expenses were $36.6 million in the first quarter of fiscal 2016 compared to $33.9 million in the first quarter of fiscal 2015, an increase of $2.7 million, or 8.0%. As a percentage of net sales, SG&A expenses were 30.4% and 28.2% during the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
1.4%	$1.7	Increase due to a legal provision.
0.6%	0.7	Increase in non-cash store impairment charges.
0.2%	0.3	Increase in all other SG&A expenses.
2.2%	$2.7	Total
Operating (Loss) Income
Operating loss was $4.0 million in the first quarter of fiscal 2016 compared to operating income of $2.1 million for the first quarter of fiscal 2015, a decrease of $6.1 million. As a percentage of net sales, operating loss was (3.3)% and operating income was 1.8% for the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. The decrease was attributable to the decrease in gross profit and the increase in SG&A as discussed above.
Income Tax (Benefit) Expense
Income tax benefit was $1.1 million and income tax expense was $0.9 million for the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. Our effective tax rates were 29% and 40% for the first quarter of fiscal 2016 and first quarter of fiscal 2015, respectively. The decrease in our effective tax rate for the first quarter of fiscal 2016 was primarily due to discrete items related to the settlement of restricted stock units and stock option expirations.

Net (Loss) Income and (Loss) Earnings Per Share
Net loss was $2.7 million for the first quarter of fiscal 2016 compared to net income of $1.3 million for the first quarter of fiscal 2015, a decrease of $4.0 million. Basic and diluted loss per share was $0.10 for the first quarter of fiscal 2016 compared to basic and diluted earnings per share of $0.05 for the first quarter of fiscal 2015.

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
Working capital at April 30, 2016, was $112.0 million compared to $114.9 million at January 30, 2016, a decrease of $2.9 million. The changes in our working capital during the first quarter of fiscal 2016 were as follows:

$ millions	Description
$114.9	Working capital at January 30, 2016
(7.5)	Decrease in cash and cash equivalents mainly due to capital expenditures for new stores and remodels and income tax payments
(5.5)	Increase in accounts payable and accrued expenses
8.4	Increase in merchandise inventories as a result of the natural seasonality of our business
1.7	Net increase from changes in all other current assets and liabilities
$112.0	Working capital at April 30, 2016
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	First Quarter Ended
	April 30, 2016	May 2, 2015
	(in thousands)
Net cash used in operating activities	$(7,982)	$(3,026)
Net cash provided by (used in) investing activities	737	(5,069)
Net cash (used in) provided by financing activities	(301)	2,487
Net decrease in cash and cash equivalents	$(7,546)	$(5,608)
Net Cash Used In Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows used in operating activities were $8.0 million during the first quarter of fiscal 2016 compared to $3.0 million in the first quarter of fiscal 2015. Net cash used in operating activities increased by $5.0 million primarily due to lower operating results and the timing of vendor and income tax payments.

Net Cash Provided by (Used in) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $0.7 million during the first quarter of fiscal 2016 compared to net cash used in investing activities of $5.1 million during the first quarter of fiscal 2015. Net cash provided by investing activities in the first quarter of fiscal 2016 consisted primarily of net proceeds from marketable securities of $5.1 million, partially offset by capital expenditures of $4.3 million. We currently expect total capital expenditures for fiscal 2016 to be approximately $25 million.

Net cash used in investing activities during the first quarter of fiscal 2015 primarily consisted of capital expenditures totaling $5.1 million.
Net Cash (Used in) Provided By Financing Activities
Cash flows from financing activities consist primarily of payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $0.3 million during the first quarter of fiscal 2016 compared to net cash provided by financing activities of $2.5 million during the first quarter of fiscal 2015. Financing activities in the first quarter of fiscal 2016 consisted of cash payments on our capital lease obligation of $0.2 million and employee taxes paid of $0.1 million as a result of a net settlement of issued restricted stock. Financing activities in the first quarter of fiscal 2015 primarily consisted of proceeds from employee exercises of stock options totaling $2.6 million.
Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 1.00%, or at the Bank’s prime rate. The credit agreement is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the credit agreement. The financial covenants require certain levels of leverage and profitability, such as (i) an aggregate maximum net loss after taxes not to exceed $5.0 million (measured at the end of each fiscal quarter), with no more than one annual net loss after taxes for any fiscal year (in either case, excluding all charges for impairment of goodwill, other intangibles and store assets impairment on the balance sheet, in an aggregate amount of up to $2.0 million for the relevant period), and (ii) a maximum ratio of 2.00 to 1.00 for “balance sheet leverage”, defined as total liabilities divided by total tangible net worth.
On July 9, 2015, we further amended the credit agreement to modify the event of default with respect to a change in the composition of a majority of our Board of Directors in a period of 12 consecutive months, to no longer exclude from the determination any individual whose nomination for an assumption of office as a member of our Board of Directors occurred as a result of a solicitation of proxies or consents that was not made by or on behalf of our Board of Directors.
As of April 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of April 30, 2016, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of April 30, 2016, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $2.2 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the Court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the Court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the Court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has not yet been set. We intend to defend this case vigorously.
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
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, plaintiff filed a putative class action and representative Private Attorney General Act lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. Plaintiff filed a first amended complaint on December 3, 2014, dismissing an expense reimbursement claim. We answered the complaint on January 8, 2015, after which the case was stayed pending mediation. We engaged in mediation in May 2016, and the parties continue to discuss resolution. We intend to defend this case vigorously if not resolved.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, Plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserts a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We are defending the case vigorously. On February 12, 2016, we filed a demurrer to Plaintiff’s complaint, on the grounds that Plaintiff failed to state a cause of action against Tilly’s.  We believe Plaintiff’s cause of action for reporting-time pay fails as a matter of law as Plaintiff and other putative class members did not “report for work” with respect to certain shifts on which Plaintiff’s claims are based.  Plaintiff filed her opposition to the demurrer on April 29, 2016, and we filed our reply in support of its demurrer on May 13, 2016.  We anticipate that a hearing date will be set by the Court for early June 2016.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.6 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: June 8, 2016
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 8, 2016
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)