Form 10-Q
period 2016-07-30
TILLY'S, INC.
filed 2016-09-06
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 31, 2016, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,478,580
Class B common stock $0.001 par value	16,069,097

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended July 30, 2016

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$56,466	$51,020
Marketable securities	39,926	49,932
Receivables	8,940	5,397
Merchandise inventories	76,820	51,357
Prepaid expenses and other current assets	15,022	12,968
Total current assets	197,174	170,674
Property and equipment, net	97,424	99,026
Other assets	1,367	1,051
Total assets	$295,965	$270,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,408	$16,022
Accrued expenses	22,319	18,901
Deferred revenue	6,340	8,174
Accrued compensation and benefits	6,755	5,751
Current portion of deferred rent	6,237	6,106
Current portion of capital lease obligation	885	858
Total current liabilities	83,944	55,812
Long-term portion of deferred rent	38,365	40,891
Long-term portion of capital lease obligation	386	835
Total long-term liabilities	38,751	41,726
Total liabilities	122,695	97,538
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; July 30, 2016 - 100,000 shares authorized, 12,479 shares issued and outstanding; January 30, 2016 - 100,000 shares authorized, 12,305 shares issued and outstanding	12	12
Common stock (Class B), $0.001 par value; July 30, 2016 - 35,000 shares authorized, 16,069 shares issued and outstanding; January 30, 2016 - 35,000 shares authorized, 16,169 shares issued and outstanding	16	16
Preferred stock, $0.001 par value; July 30, 2016 and January 30, 2016 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	134,910	133,550
Retained earnings	38,301	39,613
Accumulated other comprehensive income	31	22
Total stockholders’ equity	173,270	173,213
Total liabilities and stockholders’ equity	$295,965	$270,751
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$136,412	$130,023	$256,630	$250,213
Cost of goods sold (includes buying, distribution, and occupancy costs)	97,575	93,427	185,206	177,565
Gross profit	38,837	36,596	71,424	72,648
Selling, general and administrative expenses	36,605	35,492	73,159	69,415
Operating income (loss)	2,232	1,104	(1,735)	3,233
Other income, net	91	10	167	18
Income (Loss) before income taxes	2,323	1,114	(1,568)	3,251
Income tax expense (benefit)	890	554	(256)	1,409
Net income (loss)	$1,433	$560	$(1,312)	$1,842
Basic earnings (loss) per share of Class A and Class B common stock	$0.05	$0.02	$(0.05)	$0.07
Diluted earnings (loss) per share of Class A and Class B common stock	$0.05	$0.02	$(0.05)	$0.06
Weighted average basic shares outstanding	28,462	28,333	28,443	28,253
Weighted average diluted shares outstanding	28,466	28,426	28,443	28,403
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$1,433	$560	$(1,312)	$1,842
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities, net of tax	19	(7)	9	(8)
Other comprehensive income (loss)	19	(7)	9	(8)
Comprehensive income (loss)	$1,452	$553	$(1,303)	$1,834
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2016	12,305	16,169	$28	$133,550	$39,613	$22	$173,213
Net loss	—	—	—	—	(1,312)	—	(1,312)
Restricted stock	74	—	—	—	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(99)	—	—	(99)
Shares converted by founders	100	(100)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,459	—	—	1,459
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	9	9
Balance at July 30, 2016	12,479	16,069	$28	$134,910	$38,301	$31	$173,270
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities
Net (loss) income	$(1,312)	$1,842
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,650	11,260
Stock-based compensation expense	1,459	2,301
Impairment of assets	1,523	367
(Gain) loss on disposal of assets	(16)	67
Gain on sales and maturities of marketable securities	(106)	(65)
Deferred income taxes	(226)	(147)
Excess tax benefit from stock-based compensation	—	(95)
Changes in operating assets and liabilities:
Receivables	(3,543)	(6,702)
Merchandise inventories	(25,463)	(28,416)
Prepaid expenses and other assets	(2,150)	(877)
Accounts payable	25,100	15,928
Accrued expenses	2,521	6,149
Accrued compensation and benefits	1,004	411
Deferred rent	(2,395)	353
Deferred revenue	(1,834)	(1,769)
Net cash provided by operating activities	6,212	607
Cash flows from investing activities
Purchase of property and equipment	(10,415)	(11,481)
Proceeds from sale of property and equipment	43	—
Purchases of marketable securities	(39,873)	(19,982)
Maturities of marketable securities	50,000	30,000
Net cash used in investing activities	(245)	(1,463)
Cash flows from financing activities
Proceeds from exercise of stock options	—	3,094
Payment of capital lease obligation	(422)	(397)
Taxes paid in lieu of shares issued for stock-based compensation	(99)	—
Excess tax benefit from stock-based compensation	—	95
Net cash (used in) provided by financing activities	(521)	2,792
Change in cash and cash equivalents	5,446	1,936
Cash and cash equivalents, beginning of period	51,020	49,789
Cash and cash equivalents, end of period	$56,466	$51,725
Supplemental disclosures of cash flow information
Interest paid	$48	$73
Income taxes paid	$3,520	$3,716
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$3,000	$1,605
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation

Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. Tillys is headquartered in Irvine, California and we operated 225 stores in 32 states as of July 30, 2016. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature substantially similar assortment of products we carry in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended July 30, 2016 and August 1, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended July 30, 2016 and August 1, 2015 refer to the three and six months ended as of those dates.
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

In the fourth quarter of fiscal year 2015, the Internal Revenue Service initiated an examination of our federal income tax return for the year ended January 31, 2015. The examination was completed without penalty to the Company in the first quarter of fiscal 2016.
Our effective income tax rate for the three and six months ended July 30, 2016 was 38% and 16%, respectively, which includes the write-off of deferred tax assets for discrete items related to the settlement of restricted stock units and the expiration of stock options. Our effective income tax rate for the three and six months ended August 1, 2015 was 50% and 43%, respectively.
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

Note 3: Marketable Securities
Marketable securities are classified as available-for-sale and, as of July 30, 2016 and January 30, 2016, consisted entirely of commercial paper, all of which was less than one year from maturity.
The following table summarizes our investments in marketable securities at July 30, 2016 and January 30, 2016 (in thousands):

	July 30, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$39,874	$52	$—	$39,926
	January 30, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$49,894	$38	$—	$49,932
We recognized gains on investments for commercial paper that matured during the three and six months ended July 30, 2016 and August 1, 2015. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income (Loss).
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gains on investments	$55	$34	$106	$65

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
As of July 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has been extended until September 9, 2016 and no opening brief has been filed yet.  We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a resolution that will be presented to the court for approval. A final approval hearing is scheduled with the court on November 4, 2016.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint on December 3, 2014, dismissing an expense reimbursement claim. We answered the complaint on January 8, 2015, denying all allegations, after which the case was stayed pending mediation. We engaged in mediation in May 2016, and the parties reached a resolution that will be presented to the court for preliminary approval on September 13, 2016.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserts a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We are defending this case vigorously. On June 21, 2016, the court granted our demurrer to the plaintiff’s complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly’s.  Specifically, the court agreed with us that the plaintiff’s cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  At the hearing on the plaintiff’s demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint on July 5, 2016, which brought the same claims as her original complaint but added various factual allegations.  On August 5, 2016, we filed a demurrer as to the plaintiff’s amended complaint, on the grounds that the plaintiff’s amended complaint still failed to state a cause of action against Tilly’s, for the same reasons that the court granted our demurrer as to the plaintiff’s original complaint.  The hearing date on our demurrer is currently set for October 19, 2016, as is the next status conference. On August 30, 2016, however, the parties submitted a joint stipulation to continue the hearing and status conference date to October 26, 2016. The plaintiff filed her opposition on August 24, 2016. Per the parties' stipulation, our reply is due October 12, 2016.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.5 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
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
During the three and six months ended July 30, 2016 and August 1, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 30, 2016 and January 30, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 30, 2016			January 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$50,848	$—	$—	$42,626	$—	$—
Marketable securities:
Commercial paper	$—	$39,926	$—	$—	$49,932	$—

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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that six stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the three and six months ended July 30, 2016 of approximately $0.8 million and $1.5 million, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	($ in thousands)
Carrying value of assets with impairment	$840	$645	$1,696	$645
Fair value of assets impaired	$—	$278	$173	$278
Number of stores tested for impairment	12	12	13	18
Number of stores with impairment	3	1	6	1
Note 7: Share-Based Compensation
The Tillys 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of July 30, 2016, there were 2,561,656 shares still available for future issuance under the 2012 Plan.

Stock Options
We grant stock options to certain employees that give them the right to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The nonqualified options vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.
The following table summarizes the stock option activity for the six months ended July 30, 2016 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 30, 2016	1,811,325	$10.93
Granted	403,500	$6.66
Forfeited	(85,250)	$10.62
Expired	(32,875)	$14.27
Outstanding at July 30, 2016	2,096,700	$10.07	7.4	$—
Vested and expected to vest at July 30, 2016	1,995,002	$10.21	7.3	$—
Exercisable at July 30, 2016	906,950	$12.94	5.2	$—

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $5.69 at July 30, 2016.

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
The fair values of stock options granted during the three and six months ended July 30, 2016 and August 1, 2015 were estimated on the grant date using the following assumptions:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Weighted average grant-date fair value per option granted	$3.33	$4.20	$3.52	$5.79
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	66.2%	45.2%	62.1%	46.7%
Weighted average risk-free interest rate (3)	1.2%	1.6%	1.4%	1.5%
Expected annual dividend yield	—%	—%	—%	—%

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
Restricted Stock
Restricted stock awards ("RSAs") represent restricted shares of our common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs") represent a commitment to issue shares of our common stock in the future upon vesting. Under the 2012 Plan, we may grant RSAs to independent members of our Board of Directors and RSUs to certain employees. RSAs granted to Board members vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. RSUs granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. We determine the fair value of restricted stock underlying the RSAs and RSUs based upon the closing price of our Class A common stock on the date of grant.
A summary of the status of non-vested restricted stock changes during the six months ended July 30, 2016 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2016	224,588	$14.02
Granted	51,864	$6.17
Vested	(80,093)	$12.45
Forfeited	(23,024)	$15.00
Nonvested at July 30, 2016	173,335	$12.27
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of goods sold	$222	$284	$542	$523
Selling, general and administrative expenses	387	748	917	1,778
Stock-based compensation	$609	$1,032	$1,459	$2,301
At July 30, 2016, there was $5.2 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.7 years years.
Note 8: Earnings (Loss) Per Share
Earnings (loss) per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income (loss)	$1,433	$560	$(1,312)	$1,842
Weighted average basic shares outstanding	28,462	28,333	28,443	28,253
Dilutive effect of stock options and restricted stock	4	93	—	150
Weighted average shares for diluted earnings (loss) per share	28,466	28,426	28,443	28,403
Basic earnings (loss) per share of Class A and Class B common stock	$0.05	$0.02	$(0.05)	$0.07
Diluted earnings (loss) per share of Class A and Class B common stock	$0.05	$0.02	$(0.05)	$0.06

The following stock options and restricted stock have been excluded from the calculation of diluted earnings (loss) per share as the effect of including these stock options and restricted stock would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options	2,096,700	2,198,775	2,096,700	2,193,775
Restricted stock	51,864	245,500	173,335	245,500
Total	2,148,564	2,444,275	2,270,035	2,439,275

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part II Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
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

Overview
Tillys is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of July 30, 2016, we operated 225 stores, averaging 7,600 square feet, in 32 states. We also sell our products through our e-commerce website, www.tillys.com.

Known or Anticipated Trends
We, and teen retail in general, have experienced a downward trend in traffic to brick-and-mortar stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these traffic trends and shopping behaviors will continue in the remainder of fiscal 2016. As a result, we expect to slow the pace of new store openings during the remainder of fiscal 2016 to focus our efforts on improving the performance of our existing stores and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.

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

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(in thousands)		(in thousands)
Statements of Income (Loss) Data:
Net sales	$136,412	$130,023	$256,630	$250,213
Cost of goods sold	97,575	93,427	185,206	177,565
Gross profit	38,837	36,596	71,424	72,648
Selling, general and administrative expenses	36,605	35,492	73,159	69,415
Operating income (loss)	2,232	1,104	(1,735)	3,233
Other income, net	91	10	167	18
Income (Loss) before income taxes	2,323	1,114	(1,568)	3,251
Income tax expense (benefit)	890	554	(256)	1,409
Net income (loss)	$1,433	$560	$(1,312)	$1,842

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.5%	71.9%	72.2%	71.0%
Gross profit	28.5%	28.1%	27.8%	29.0%
Selling, general and administrative expenses	26.8%	27.3%	28.5%	27.7%
Operating income (loss)	1.7%	0.8%	(0.7)%	1.3%
Other income, net	0.0%	0.1%	0.1%	0.0%
Income (Loss) before income taxes	1.7%	0.9%	(0.6)%	1.3%
Income tax expense (benefit)	0.6%	0.5%	(0.1)%	0.6%
Net income (loss)	1.1%	0.4%	(0.5)%	0.7%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Store Operating Data:
Stores operating at end of period	225	216	225	216
Comparable store sales change (1)	0.9%	0.5%	(1.4)%	1.2%
Total square feet at end of period (in thousands)	1,713	1,655	1,713	1,655
Average net sales per brick-and-mortar store (in thousands) (2)	$533	$540	$1,001	$1,043
Average net sales per square foot (2)	$70	$71	$132	$136

(1)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue on loyalty program and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue, and gift card breakage are excluded from net sales in deriving average net sales per brick-and-mortar store.

Second Quarter Ended July 30, 2016 Compared to Second Quarter Ended August 1, 2015

Net Sales
Net sales were $136.4 million in the second quarter of fiscal 2016 compared to $130.0 million in the second quarter of fiscal 2015, an increase of $6.4 million, or 4.9%. The components of the increase in net sales were as follows:

$ millions	Attributable to
$5.2	Increase in non-comparable store sales due to opening nine net new stores in the prior twelve months.
1.2	Increase in comparable store sales of 0.9%.
$6.4	Total
Comparable store sales increased due to strong e-commerce growth, partially offset by slightly negative comparable store sales in our physical stores. Our comparable store sales increase was due to stronger conversion rates and higher average dollar sales, partially offset by lower traffic as compared to the second quarter of fiscal 2015. Our comparable store sales were driven by single-digit percentage growth across all departments with the exception of womens, which declined in the single-digits on a percentage basis.
Gross Profit
Gross profit was $38.8 million in the second quarter of fiscal 2016 compared to $36.6 million in the second quarter of fiscal 2015, an increase of $2.2 million, or 6.1%. Gross margin, or gross profit as a percentage of net sales, was 28.5% and 28.1% during the second quarter of fiscal 2016 and second quarter of fiscal 2015, respectively. The components of the 0.4% increase in gross margin were as follows:

%	Attributable to
0.7%	Decrease in distribution, buying and occupancy costs as a percentage of net sales primarily due to a lease assignment and certain other favorable lease negotiations.
(0.3)%	Decrease in product margins primarily due to higher markdowns.
0.4%	Total
Selling, General and Administrative Expenses
SG&A expenses were $36.6 million in the second quarter of fiscal 2016 compared to $35.5 million in the second quarter of fiscal 2015, an increase of $1.1 million, or 3.1%. As a percentage of net sales, SG&A expenses were 26.8% and 27.3% during the second quarter of fiscal 2016 and second quarter of fiscal 2015, respectively. The components of the SG&A decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.1%	$1.0	Increase due to higher store payroll associated with nine net new stores coupled with minimum wage increases.
0.3%	0.5	Increase due to higher store impairment charges.
(0.5)%	(0.5)	Decrease due to more efficient marketing spend.
(0.5)%	(0.3)	Decrease due to reductions in corporate office payroll and benefits.
0.1%	0.4	Increase in various other SG&A expenses.
(0.5)%	$1.1	Total
Operating Income
Operating income was $2.2 million in the second quarter of fiscal 2016 compared to $1.1 million for the second quarter of fiscal 2015, an increase of $1.1 million, or 102.2%. As a percentage of net sales, operating income was 1.7% and 0.8% for the second quarter of fiscal 2016 and fiscal 2015, respectively. The increase was attributable to higher gross profit and the lower SG&A as a percentage of net sales as discussed above.

Income Tax Expense
Income tax expense was $0.9 million and $0.6 million for the second quarter of fiscal 2016 and second quarter of fiscal 2015, respectively. Our effective tax rates were 38% and 50% for the second quarter of fiscal 2016 and fiscal 2015, respectively. The decrease in our effective tax rate for the second quarter of fiscal 2016 was primarily due to the tax impact of discrete items related to the settlement of restricted stock units and stock option expirations.
Net Income and Earnings Per Share
Net income was $1.4 million for the second quarter of fiscal 2016 compared to $0.6 million for the second quarter of fiscal 2015, an increase of $0.9 million, due to the factors discussed above. Basic and diluted earnings per share was $0.05 for the second quarter of fiscal 2016 compared to basic and diluted earnings per share of $0.02 for the second quarter of fiscal 2015.

First Half Ended July 30, 2016 Compared to First Half Ended August 1, 2015
Net Sales
Net sales were $256.6 million in the first half of fiscal 2016 as compared to $250.2 million in the first half of fiscal 2015, an increase of $6.4 million, or 2.6%. The components of our net sales increase were as follows:

$ millions	Attributable to
$9.8	Increase in non-comparable store sales due to opening nine net new stores in the prior twelve months.
(3.4)	Decrease in comparable store sales of 1.4%.
$6.4	Total
Comparable store sales decreased due to negative comparable store sales at our brick and mortar stores offset by strong e-commerce growth. Our comparable store sales decrease was due to lower traffic, partially offset by stronger conversion rates as compared to the first half of fiscal 2015. Our comparable store sales were characterized by low single-digit percentage decreases across most departments, with the exception of boys and footwear which increased by a single-digit percentage.
Gross Profit
Gross profit was $71.4 million in the first half of fiscal 2016 compared to $72.6 million in first half of fiscal 2015, a decrease of $1.2 million, or 1.7%. Gross margin, or gross profit as a percentage of net sales, was 27.8% and 29.0% during the first half of fiscal 2016 and fiscal 2015, respectively. The components of the 1.2% decrease in gross margin were as follows:

%	Attributable to
(0.6)%	Decrease in product margins due to higher markdowns.
(0.6)%	Increase in occupancy costs as a percentage of net sales primarily due to negative comparable store sales and the opening nine net new stores in the prior twelve months.
(1.2)%	Total
Selling, General and Administrative Expenses
SG&A expenses were $73.2 million in the first half of fiscal 2016 compared to $69.4 million in the first half of fiscal 2015, an increase of $3.7 million, or 5.4%. As a percentage of net sales, SG&A expenses were 28.5% and 27.7% during the first half of fiscal 2016 and fiscal 2015, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.5%	$1.2	Increase due to a legal provision.
0.5%	1.2	Increase in non-cash store impairment charges.
0.3%	1.6	Increase in store payroll dollars associated with nine net new stores and minimum wage increases
(0.5)%	(1.0)	Decrease due to reductions in corporate office payroll and benefits.
—%	0.7	Increase in all other SG&A expenses.
0.8%	$3.7	Total
Operating (Loss) Income

Operating loss was $1.7 million for the first half of fiscal 2016 compared to net income of $3.2 million for the first half of fiscal 2015, a decrease of $5.0 million. As a percentage of net sales, operating loss was 0.7% for the first half of fiscal 2016 compared to operating income of 1.3% for the first half of fiscal 2015. These decreases were primarily attributable to the decrease in gross profit and the increase in SG&A as discussed above.

Income Tax (Benefit) Expense
Income tax benefit was $0.3 million for the first half of fiscal 2016 compared to income tax expense of $1.4 million for the first half of fiscal 2015. Our effective tax rates were 16% and 43% for the first half of fiscal 2016 and fiscal 2015, respectively. The decrease in our effective tax rate in the first half of fiscal 2016 was primarily due to discrete items related to expiration of stock options and the settlement of restricted stock units.
Net (Loss) Income and (Loss) Earnings Per Share
Net loss was $1.3 million for the first half of fiscal 2016 compared to net income of $1.8 million for the first half of fiscal 2015, due to the factors discussed above. Loss per share was $0.05 for the first half of fiscal 2016 compared to diluted earnings per share of $0.06 for the first half of fiscal 2015.

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
Working capital at July 30, 2016, was $113.2 million compared to $114.9 million at January 30, 2016, a decrease of $1.7 million, or 1.5%. The changes in our working capital during the first half of fiscal 2016 were as follows:

$ millions	Description
$114.9	Working capital at January 30, 2016
(4.6)	Decrease in cash and cash equivalents
2.1	Increase in prepaid expenses and other assets
0.8	Net increase from changes in all other current assets and liabilities
$113.2	Working capital at July 30, 2016
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table:

	Six Months Ended
	July 30, 2016	August 1, 2015
	(in thousands)
Net cash provided by operating activities	$6,212	$607
Net cash used in investing activities	(245)	(1,463)
Net cash (used in) provided by financing activities	(521)	2,792
Net increase in cash and cash equivalents	$5,446	$1,936
Net Cash Provided by Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows provided by operating activities were $6.2 million during the first half of fiscal 2016 compared to $0.6 million in the first half of fiscal 2015. This $5.6 million increase was primarily due to the timing of vendor payments partially offset by lower operating results.

Net Cash Used in Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.

Net cash used in investing activities was $0.2 million during the first half of fiscal 2016 compared to $1.5 million during the first half of fiscal 2015. Net cash used in investing activities in the first half of fiscal 2016 consisted of capital expenditures totaling $10.4 million, partially offset by net proceeds from marketable securities of $10.2 million. We currently expect total capital expenditures for fiscal 2016 not to exceed $20 million. Net cash used in investing activities during the first half of fiscal 2015 primarily consisted of capital expenditures totaling $11.5 million, partially offset by net proceeds from marketable securities of $10.0 million.
Net Cash (Used in) Provided By Financing Activities
Cash flows from financing activities consist primarily of payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $0.5 million during the first half of fiscal 2016 compared to net cash provided by financing activities of $2.8 million during the first half of fiscal 2015. Financing activities in the first half of fiscal 2016 consisted of cash payments on our capital lease obligation of $0.4 million and employee taxes paid of $0.1 million as a result of a net settlement of issued restricted stock. Financing activities in the first half of fiscal 2015 primarily consisted of proceeds from employee exercises of stock options and excess tax benefits of stock-based compensation totaling $3.2 million and cash payments on our capital lease obligation of $0.4 million.
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
As of July 30, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of July 30, 2016, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 30, 2016, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint seeks certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the court issued an order denying plaintiff's motion for class certification. On or around November 30, 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. The deadline for plaintiffs to file their opening brief has been extended until September 9, 2016 and no opening brief has been filed yet.  We intend to defend this case vigorously.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a resolution that will be presented to the court for approval. A final approval hearing is scheduled with the court on November 4, 2016.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint seeks class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint on December 3, 2014, dismissing an expense reimbursement claim. We answered the complaint on January 8, 2015, denying all allegations, after which the case was stayed pending mediation. We engaged in mediation in May 2016, and the parties reached a resolution that will be presented to the court for preliminary approval on September 13, 2016.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California’s wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserts a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint seeks certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys’ fees.  We are defending this case vigorously. On June 21, 2016, the court granted our demurrer to the plaintiff’s complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly’s.  Specifically, the court agreed with us that the plaintiff’s cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not “report for work” with respect to certain shifts on which the plaintiff’s claims are based.  At the hearing on the plaintiff’s demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint on July 5, 2016, which brought the same claims as her original complaint but added various factual allegations.  On August 5, 2016, we filed a demurrer as to the plaintiff’s amended complaint, on the grounds that the plaintiff’s amended complaint still failed to state a cause of action against Tilly’s, for the same reasons that the court granted our demurrer as to the plaintiff’s original complaint.  The hearing date on our demurrer is currently set for October 19, 2016, as is the next status conference. On August 30, 2016, however, the parties submitted a joint stipulation to continue the hearing and status conference date to October 26, 2016. The plaintiff filed her opposition on August 24, 2016. Per the parties' stipulation, our reply is due October 12, 2016.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $1.5 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1	Offer Letter, dated July 22, 2016, for Jon Kubo (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 15, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: September 6, 2016
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 6, 2016
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)