Form 10-Q
period 2016-10-29
TILLY'S, INC.
filed 2016-12-05
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 25, 2016, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	12,802,330
Class B common stock $0.001 par value	15,749,097

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 29, 2016

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 29, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,382	$51,020
Marketable securities	61,915	49,932
Receivables	5,873	5,397
Merchandise inventories	65,016	51,357
Prepaid expenses and other current assets	9,965	9,071
Total current assets	186,151	166,777
Property and equipment, net	93,206	99,026
Other assets	5,414	4,948
Total assets	$284,771	$270,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,613	$16,022
Accrued expenses	22,017	18,901
Deferred revenue	6,247	8,174
Accrued compensation and benefits	5,480	5,751
Current portion of deferred rent	6,146	6,106
Current portion of capital lease obligation	899	858
Total current liabilities	67,402	55,812
Long-term portion of deferred rent	36,940	40,891
Long-term portion of capital lease obligation	155	835
Total long-term liabilities	37,095	41,726
Total liabilities	104,497	97,538
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; October 29, 2016 - 100,000 shares authorized, 12,672 shares issued and outstanding; January 30, 2016 - 100,000 shares authorized, 12,305 shares issued and outstanding	13	12
Common stock (Class B), $0.001 par value; October 29, 2016 - 35,000 shares authorized, 15,879 shares issued and outstanding; January 30, 2016 - 35,000 shares authorized, 16,169 shares issued and outstanding	16	16
Preferred stock, $0.001 par value; October 29, 2016 and January 30, 2016 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	135,469	133,550
Retained earnings	44,719	39,613
Accumulated other comprehensive income	57	22
Total stockholders’ equity	180,274	173,213
Total liabilities and stockholders’ equity	$284,771	$270,751
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$152,106	$141,692	$408,736	$391,905
Cost of goods sold (includes buying, distribution, and occupancy costs)	104,137	97,051	289,343	274,616
Gross profit	47,969	44,641	119,393	117,289
Selling, general and administrative expenses	37,302	39,254	110,460	108,669
Operating income	10,667	5,387	8,933	8,620
Other income, net	103	21	270	40
Income before income taxes	10,770	5,408	9,203	8,660
Income tax expense	4,353	2,594	4,097	4,003
Net income	$6,417	$2,814	$5,106	$4,657
Basic earnings per share of Class A and Class B common stock	$0.23	$0.10	$0.18	$0.16
Diluted earnings per share of Class A and Class B common stock	$0.22	$0.10	$0.18	$0.16
Weighted average basic shares outstanding	28,482	28,408	28,456	28,305
Weighted average diluted shares outstanding	28,527	28,419	28,476	28,403
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$6,417	$2,814	$5,106	$4,657
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities, net of tax	26	(9)	35	(17)
Other comprehensive income (loss)	26	(9)	35	(17)
Comprehensive income	$6,443	$2,805	$5,141	$4,640
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2016	12,305	16,169	$28	$133,550	$39,613	$22	$173,213
Net income	—	—	—	—	5,106	—	5,106
Restricted stock	74	—	1	(1)	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(99)	—	—	(99)
Shares converted by founders	290	(290)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,995	—	—	1,995
Exercise of stock options	3	—	—	24	—	—	24
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	35	35
Balance at October 29, 2016	12,672	15,879	$29	$135,469	$44,719	$57	$180,274
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities
Net income	$5,106	$4,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,498	16,991
Stock-based compensation expense	1,995	3,313
Impairment of assets	1,963	1,721
Loss on disposal of assets	6	245
Gain on sales and maturities of marketable securities	(164)	(96)
Deferred income taxes	(298)	(733)
Excess tax benefit from stock-based compensation	—	(95)
Changes in operating assets and liabilities:
Receivables	(476)	(1,809)
Merchandise inventories	(13,659)	(18,603)
Prepaid expenses and other assets	(1,084)	(932)
Accounts payable	10,667	1,401
Accrued expenses	4,144	3,110
Accrued compensation and benefits	(271)	(1,633)
Deferred rent	(3,911)	729
Deferred revenue	(1,927)	(1,863)
Net cash provided by operating activities	19,589	6,403
Cash flows from investing activities
Purchase of property and equipment	(14,794)	(17,491)
Proceeds from sale of property and equipment	43	7
Purchases of marketable securities	(81,762)	(49,927)
Maturities of marketable securities	70,000	55,000
Net cash used in investing activities	(26,513)	(12,411)
Cash flows from financing activities
Proceeds from exercise of stock options	24	3,094
Payment of capital lease obligation	(639)	(600)
Taxes paid in lieu of shares issued for stock-based compensation	(99)	(35)
Excess tax benefit from stock-based compensation	—	95
Net cash (used in) provided by financing activities	(714)	2,554
Change in cash and cash equivalents	(7,638)	(3,454)
Cash and cash equivalents, beginning of period	51,020	49,789
Cash and cash equivalents, end of period	$43,382	$46,335
Supplemental disclosures of cash flow information
Interest paid	$67	$105
Income taxes paid	$3,570	$4,192
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$713	$4,198
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation

Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. Tillys is headquartered in Irvine, California and we operated 225 stores in 32 states as of October 29, 2016. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature a substantially similar assortment of products as carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
On May 2, 2012, the shareholders of WOJT contributed all of their equity interests in WOJT to Tilly’s, Inc. in exchange for shares of Tilly’s, Inc. Class B common stock on a one-for-one basis. In addition, WOJT terminated its “S” Corporation status and became a “C” Corporation. These events are collectively referred to as the “Reorganization Transaction”. As a result of the Reorganization Transaction, WOJT became a wholly owned subsidiary of Tilly’s, Inc. As used in these Notes to Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans & Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before the Reorganization Transaction (as defined above), and to Tilly's, Inc. and its subsidiary after the Reorganization Transaction.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended October 29, 2016 and October 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended October 29, 2016 and October 31, 2015 refer to the three and nine months ended as of those dates.
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

In the fourth quarter of fiscal 2015, the Internal Revenue Service initiated an examination of our federal income tax return for the year ended January 31, 2015. The examination was completed without penalty to the Company in the first quarter of fiscal 2016.
Our effective income tax rate for the three and nine months ended October 29, 2016 was 40% and 45%, respectively, which includes the write-off of deferred tax assets for discrete items related to the settlement of restricted stock and the expiration of stock options. Our effective income tax rate for the three and nine months ended October 31, 2015 was 48% and 46%, respectively.
New Accounting Standards Not Yet Adopted and Recently Adopted Accounting Standard
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017, with early adoption permitted. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.
In August 2016, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Tax Assets, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us in the first quarter of fiscal 2017, with early adoption and retrospective application permitted. As a result of our early adoption, for all periods presented, "Other assets" in the Consolidated Balance Sheets now includes deferred tax assets previously reported as current liabilities in "Prepaid expenses and other current assets".

Note 3: Marketable Securities
Marketable securities as of October 29, 2016 consisted of commercial paper classified as available for sale and municipal bonds and certificates of deposit classified as held to maturity. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at October 29, 2016 and January 30, 2016 (in thousands):

	October 29, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$54,781	$94	$—	$54,875
Municipal bonds	5,022	—	—	5,022
Certificates of deposit	2,018	—	—	2,018
	January 30, 2016
	Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$49,894	$38	$—	$49,932

We recognized gains on investments for commercial paper that matured during the three and nine months ended October 29, 2016 and October 31, 2015. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for marketable securities (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gains on investments	$57	$31	$164	$96

Note 4: Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 1.00%, or at the Bank’s prime rate. The credit agreement is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

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

We are currently in the process of negotiating with the Bank to renew our credit facility for a three year term on materially equivalent terms to our expiring credit facility.
As of October 29, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint sought certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the court issued an order denying plaintiff's motion for class certification. In November 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. In October 2016, the named plaintiffs’ individual claims were settled, and the entire case dismissed with prejudice.

Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a settlement. The court granted final approval of the settlement on November 10, 2016.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint on December 3, 2014. We answered the complaint on January 8, 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval on September 13, 2016. The court preliminarily approved the settlement on October 4, 2016, and notice of the settlement was issued to class members.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  On June 21, 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint on July 5, 2016, which brought the same claims as her original complaint but added various factual allegations.  On August 5, 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. A court hearing was held on the demurrer on October 26, 2016, and on November 21, 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice. Plaintiff may appeal the order to the California Court of Appeal. We have defended this case vigorously and will continue to do so.
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
During the three and nine months ended October 29, 2016 and October 31, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 29, 2016 and January 30, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 29, 2016			January 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market securities	$42,008	$—	$—	$42,626	$—	$—
Certificates of deposit	—	2,005	—	—	—	—
Marketable securities:
Commercial paper	$—	$54,875	$—	$—	$49,932	$—
Municipal bonds	—	5,022	—	—	—	—
Certificates of deposit	—	2,018	—	—	—	—

Impairment of Long-Lived Assets

An impairment is recorded on a long-lived asset used in operations whenever events or changes in circumstances indicate that the net carrying amounts for such asset may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in our business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates our weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that eight stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the three and nine months ended October 29, 2016 of approximately $0.4 million and $2.0 million, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	($ in thousands)
Carrying value of assets with impairment	$440	$1,710	$2,136	$2,355
Fair value of assets impaired	$—	$355	$173	$634
Number of stores tested for impairment	9	12	15	14
Number of stores with impairment	2	6	8	6
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 29, 2016, there were 2,071,935 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the nine months ended October 29, 2016 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 30, 2016	1,811,325	$10.93
Granted	458,500	$6.90
Exercised	(3,750)	$6.97
Forfeited	(113,750)	$10.05
Expired	(77,325)	$14.28
Outstanding at October 29, 2016	2,075,000	$9.97	7.3	$2,847
Vested and expected to vest at October 29, 2016	1,983,233	$10.09	7.2	$2,623
Exercisable at October 29, 2016	945,000	$12.92	4.7	$182

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $9.35 at October 29, 2016.

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

The fair values of stock options granted during the three and nine months ended October 29, 2016 and October 31, 2015 were estimated on the grant date using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted average grant-date fair value per option granted	$4.85	$3.45	$3.68	$5.34
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	67.3%	48.0%	62.7%	47.7%
Weighted average risk-free interest rate (3)	1.2%	1.5%	1.3%	1.5%
Expected annual dividend yield	—%	—%	—%	—%

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
Restricted Stock
Restricted stock awards ("RSAs") represent restricted shares of our common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, and restricted stock units ("RSUs") represent a commitment to issue shares of our common stock in the future upon vesting. Under the 2012 Plan, we may grant RSAs to independent members of our Board of Directors and RSUs to certain employees. RSAs granted to our Board of Directors vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. RSUs granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. We determine the fair value of restricted stock underlying the RSAs and RSUs based upon the closing price of our Class A common stock on the date of grant.
A summary of the status of non-vested restricted stock changes during the nine months ended October 29, 2016 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2016	224,588	$14.02
Granted	51,864	$6.17
Vested	(80,093)	$12.45
Forfeited	(26,774)	$15.15
Nonvested at October 29, 2016	169,585	$12.18
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of goods sold	$165	$234	$706	$758
Selling, general and administrative expenses	372	778	1,289	2,555
Stock-based compensation	$537	$1,012	$1,995	$3,313

At October 29, 2016, there was $4.9 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.5 years.
Note 8: Earnings Per Share
Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$6,417	$2,814	$5,106	$4,657
Weighted average basic shares outstanding	28,482	28,408	28,456	28,305
Dilutive effect of stock options and restricted stock	45	11	20	98
Weighted average shares for diluted earnings per share	28,527	28,419	28,476	28,403
Basic earnings per share of Class A and Class B common stock	$0.23	$0.10	$0.18	$0.16
Diluted earnings per share of Class A and Class B common stock	$0.22	$0.10	$0.18	$0.16
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock options	1,529	2,064	2,029	1,908
Restricted stock	102	175	102	165
Total	1,631	2,239	2,131	2,073

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

Overview
Tillys is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of October 29, 2016, we operated 225 stores, averaging 7,600 square feet, in 32 states. We also sell our products through our e-commerce website, www.tillys.com.

Known or Anticipated Trends
We, and teen retail in general, have experienced general downward trend in traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these trends will continue despite the unexpected improvement in store traffic we experienced during September and October.
We expect to have a limited number of new store openings in the coming year. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.

Net Sales

Net sales reflect revenue from the sale of our merchandise at store locations as well as sales of merchandise through our e-commerce platform, which is reflected in sales when the merchandise is received by the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Net sales are also adjusted for the unredeemed awards and accumulated partial points on our customer loyalty program. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are used to purchase merchandise. However, over time, the redemption of some gift cards becomes remote (referred to as "gift card breakage"). Revenue from estimated gift card breakage is also included in net sales.
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
Comparable Store Sales
Comparable store sales is a measure that indicates the change in year-over-year comparable store sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•	overall economic trends;

•	our ability to attract traffic to our stores and e-commerce platform;

•	our ability to identify and respond effectively to consumer preferences and fashion trends;

•	competition;

•	the timing of our releases of new and seasonal styles;

•	changes in our product mix;

•	pricing;

•	the level of customer service that we provide in stores and through our e-commerce platform;

•	our ability to source and distribute products efficiently;

•	calendar shifts of holiday or seasonal periods;

•	the number and timing of store openings and the relative proportion of new stores to mature stores; and

•	the timing and success of promotional and advertising efforts.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales.

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Statements of Income Data:
Net sales	$152,106	$141,692	$408,736	$391,905
Cost of goods sold	104,137	97,051	289,343	274,616
Gross profit	47,969	44,641	119,393	117,289
Selling, general and administrative expenses	37,302	39,254	110,460	108,669
Operating income	10,667	5,387	8,933	8,620
Other income, net	103	21	270	40
Income before income taxes	10,770	5,408	9,203	8,660
Income tax expense	4,353	2,594	4,097	4,003
Net income	$6,417	$2,814	$5,106	$4,657

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.5%	68.5%	70.8%	70.1%
Gross profit	31.5%	31.5%	29.2%	29.9%
Selling, general and administrative expenses	24.5%	27.7%	27.0%	27.7%
Operating income	7.0%	3.8%	2.2%	2.2%
Other income, net	0.1%	0.0%	0.1%	0.0%
Income before income taxes	7.1%	3.8%	2.3%	2.2%
Income tax expense	2.9%	1.8%	1.1%	1.0%
Net income	4.2%	2.0%	1.2%	1.2%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Store Operating Data:
Stores operating at end of period	225	220	225	220
Comparable store sales change (1)	4.4%	3.9%	0.7%	2.1%
Total square feet at end of period (in thousands)	1,716	1,681	1,716	1,681
Average net sales per brick-and-mortar store (in thousands) (2)	$594	$578	$1,595	$1,621
Average net sales per square foot (2)	$78	$75	$210	$212

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

Third Quarter Ended October 29, 2016 Compared to Third Quarter Ended October 31, 2015

Net Sales
Net sales were $152.1 million in the third quarter of fiscal 2016 compared to $141.7 million in the third quarter of fiscal 2015, an increase of $10.4 million, or 7.3%. The components of the increase in net sales were as follows:

$ millions	Attributable to
$6.0	Increase in comparable store sales of 4.4%.
4.4	Increase in non-comparable store sales due to opening five net new stores in the prior twelve months.
$10.4	Total
Comparable store sales increased due to strong e-commerce growth and increases in comparable store sales in our physical stores. Our comparable store sales increase was due to stronger conversion rates and increase in units per transaction compared to the third quarter of fiscal 2015. Our comparable store sales were driven by comparable sales increases across all departments with the exception of womens, which declined in the single-digits on a percentage basis.
Gross Profit
Gross profit was $48.0 million in the third quarter of fiscal 2016 compared to $44.6 million in the third quarter of fiscal 2015, an increase of $3.3 million, or 7.5%. Gross margin, or gross profit as a percentage of net sales, was 31.5% during the third quarter of fiscal 2016 and fiscal 2015. The comparable changes in gross margin were as follows:

%	Attributable to
1.1%	Decrease in distribution, buying and occupancy costs as a percentage of net sales primarily due to positive comparable stores sales of 4.4% and certain favorable lease negotiations.
(1.1)%	Decrease in product margins primarily due to higher markdowns.
—%	Total
Selling, General and Administrative Expenses
SG&A expenses were $37.3 million in the third quarter of fiscal 2016 compared to $39.3 million in the third quarter of fiscal 2015, a decrease of $2.0 million, or 5.0%. As a percentage of net sales, SG&A expenses were 24.5% and 27.7% during the third quarter of fiscal 2016 and third quarter of fiscal 2015, respectively. The components of the SG&A decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(0.9)%	$(1.1)	Decrease due to more efficient marketing spend.
(1.0)%	(1.0)	Decrease in corporate office payroll and benefits primarily due to prior year's severance obligations.
(0.7)%	(0.9)	Decrease due to lower store impairment charges.
(0.3)%	0.7
Increase due to higher store payroll associated with five net new stores and minimum wage increases, but decrease as a percentage of sales due to increased net sales as compared to the third quarter of 2015.

(0.3)%	0.3	Increase in various other SG&A expenses.
(3.2)%	$(2.0)	Total
Operating Income
Operating income was $10.7 million, or 7.0% of net sales, in the third quarter of fiscal 2016 compared to $5.4 million, or 3.8% of net sales, for the third quarter of fiscal 2015. The increase was due to higher gross profit dollars and lower SG&A as a percentage of net sales.

Income Tax Expense
Income tax expense was $4.4 million, or 40% of income before taxes, in the third quarter of fiscal 2016 compared to $2.6 million, or 48% of income before taxes, in the third quarter of fiscal 2015. The decrease in our effective tax rate was due to the tax impact of discrete items related to stock option expirations in the third quarter of fiscal 2015.
Net Income and Earnings Per Share
Net income was $6.4 million for the third quarter of fiscal 2016 compared to $2.8 million for the third quarter of fiscal 2015, an increase of $3.6 million, due to the factors discussed above. Diluted earnings per share was $0.22 for the third quarter of fiscal 2016 compared to $0.10 for the third quarter of fiscal 2015.

Nine Months Ended October 29, 2016 Compared to Nine Months Ended October 31, 2015
Net Sales
Net sales were $408.7 million in the first nine months of fiscal 2016 compared to $391.9 million in the first nine months of fiscal 2015, an increase of $16.8 million, or 4.3%. The components of our net sales increase were as follows:

$ millions	Attributable to
$14.2	Increase in non-comparable store sales due to opening five net new stores in the prior twelve months.
2.6	Increase in comparable store sales of 0.7%.
$16.8	Total
Comparable store sales increased due to strong e-commerce growth offset by decreases in comparable store sales at our physical stores. Our comparable store sales increase was due to stronger conversion rates and units per transaction as compared to the first nine months of fiscal 2015. Our comparable store sales were characterized by single-digit percentage increases across most departments, with the exception of womens and accessories which decreased by a low single-digit percentage.
Gross Profit
Gross profit was $119.4 million in the first nine months of fiscal 2016 compared to $117.3 million in first nine months of fiscal 2015, an increase of $2.1 million, or 1.8%. Gross margin, or gross profit as a percentage of net sales, was 29.2% and 29.9% during the first nine months of fiscal 2016 and fiscal 2015, respectively. The comparable changes in gross margin were as follows:

%	Attributable to
(0.7)%	Decrease in product margins due to higher markdowns.
Selling, General and Administrative Expenses
SG&A expenses were $110.5 million in the first nine months of fiscal 2016 compared to $108.7 million in the first nine months of fiscal 2015, an increase of $1.8 million, or 1.6%. As a percentage of net sales, SG&A expenses were 27.0% and 27.7% during the first nine months of fiscal 2016 and fiscal 2015, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(0.7)%	$(2.0)	Decrease in corporate payroll and benefits primarily due to prior year's severance obligations and reductions in stock based compensation as compared to prior year.
(0.6)%	(1.8)	Decrease due to more efficient marketing spend.
0.3%	1.2	Increase due to a legal provision.
0.1%	2.3	Increase in store payroll dollars associated with five net new stores and minimum wage increases.
0.2%	2.1	Increase in computer maintenance, bank chargebacks, and other increases in SG&A expenses.
(0.7)%	$1.8	Total

Operating Income

Operating income was $8.9 million, or 2.2% of net sales, for the first nine months of fiscal 2016 compared to $8.6 million, or 2.2% of net sales, for the first nine months of fiscal 2015.
Income Tax Expense
Income tax expense was $4.1 million, or 45% of income before taxes, for the first nine months of fiscal 2016 compared to $4.0 million, or 46% of income before taxes, for the first nine months of fiscal 2015. The decrease in our effective tax rate was due to the tax impact of discrete items related to stock option expirations in the prior year period.
Net Income and Earnings Per Share
Net income was $5.1 million for the first nine months of fiscal 2016 compared to $4.7 million for the first nine months of fiscal 2015, due to the factors discussed above. Basic and diluted earnings per share was $0.18 for the first nine months of fiscal 2016 compared to basic and diluted earnings per share of $0.16 for the first nine months of fiscal 2015.

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
Working capital at October 29, 2016, was $118.7 million compared to $111.0 million at January 30, 2016, an increase of $7.8 million, or 7.0%. The changes in our working capital during the first nine months of fiscal 2016 were as follows:

$ millions	Description
$111.0	Working capital at January 30, 2016
4.3	Increase in cash, cash equivalents and marketable securities
2.3	Increase in merchandise inventories, net of merchandise payables
1.1	Net increase from changes in all other current assets and liabilities
$118.7	Working capital at October 29, 2016
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Nine Months Ended
	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$19,589	$6,403
Net cash used in investing activities	(26,513)	(12,411)
Net cash (used in) provided by financing activities	(714)	2,554
Net decrease in cash and cash equivalents	$(7,638)	$(3,454)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows provided by operating activities were $19.6 million during the first nine months of fiscal 2016 compared to $6.4 million in the first nine months of fiscal 2015. The $13.2 million increase was primarily due to a decrease in merchandise inventories and the timing of vendor payments.

Net Cash Used in Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $26.5 million during the first nine months of fiscal 2016 compared to $12.4 million during the first nine months of fiscal 2015. Net cash used in investing activities in the first nine months of fiscal 2016 consisted of capital expenditures totaling $14.8 million, purchases of marketable securities of $81.8 million, partially offset by proceeds from marketable securities of $70.0 million. We currently expect total capital expenditures for fiscal 2016 not to exceed $20 million. Net cash used in investing activities during the first nine months of fiscal 2015 primarily consisted of capital expenditures totaling $17.5 million, partially offset by net proceeds from marketable securities of $5.1 million.
Net Cash (Used in) Provided By Financing Activities
Cash flows from financing activities consist primarily of payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $0.7 million during the first nine months of fiscal 2016 compared to net cash provided by financing activities of $2.6 million during the first nine months of fiscal 2015. Financing activities in the first nine months of fiscal 2016 primarily consisted of cash payments on our capital lease obligation of $0.6 million. Financing activities in the first nine months of fiscal 2015 primarily consisted of proceeds from employee exercises of stock options and excess tax benefits of stock-based compensation totaling $3.2 million and cash payments on our capital lease obligation of $0.6 million.

Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of May 31, 2017. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 1.00%, or at the Bank’s prime rate. The credit agreement is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

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

We are currently in the process of negotiating with the Bank to renew our credit facility for a three year term on materially equivalent terms to our expiring credit facility.
As of October 29, 2016, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of October 29, 2016, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
New Accounting Standards Not Yet Adopted and Recently Adopted Accounting Standard
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
In August 2016, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Tax Assets, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us in the first quarter of fiscal 2017, with early adoption and retrospective application permitted. As a result of our early adoption, for all periods presented, "Other assets" in the Consolidated Balance Sheets now includes deferred tax assets previously reported as current liabilities in "Prepaid expenses and other current assets".

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 29, 2016, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. On January 29, 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint sought certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing, and a hearing was held on August 13, 2015. On September 17, 2015, the court issued an order denying plaintiff's motion for class certification. In November 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. In October 2016, the named plaintiffs’ individual claims were settled, and the entire case dismissed with prejudice.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. On December 5, 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed on February 22, 2013, to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a settlement. The court granted final approval of the settlement on November 10, 2016.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. On June 10, 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint on December 3, 2014. We answered the complaint on January 8, 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval on September 13, 2016. The court preliminarily approved the settlement on October 4, 2016, and notice of the settlement was issued to class members.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  On September 1, 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  On June 21, 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint on July 5, 2016, which brought the same claims as her original complaint but added various factual allegations.  On August 5, 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. A court hearing was held on the demurrer on October 26, 2016, and on November 21, 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice. Plaintiff may appeal the order to the California Court of Appeal. We have defended this case vigorously and will continue to do so.
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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: December 5, 2016
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 5, 2016
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)