Form 10-K
period 2017-01-28
TILLY'S, INC.
filed 2017-03-20
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of July 30, 2016, the aggregate market value of voting stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 30, 2016, was $65,484,924 based on the closing sale price of $5.69 per share at July 29, 2016.
As of March 10, 2017, the registrant had 13,554,080 shares of Class A common stock, par value $0.001 per share, outstanding, and 15,209,097 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 7, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business
Tillys is a leading destination youth culture specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of the most sought-after brands rooted in the action sports, team sports, music, art and fashion inherent in the active and outdoor West Coast lifestyle. Our stores and website are designed to be a seamless extension of our teen and young adult consumers' lifestyles in a stimulating environment. Tillys is headquartered in Irvine, California and we operated 223 stores in 32 states as of January 28, 2017. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tillys' portability. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2016" refers to the fiscal year ended January 28, 2017; "fiscal 2015" refers to the fiscal year ended January 30, 2016; and "fiscal 2014" refers to the fiscal year ended January 31, 2015.
Our Strengths
We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•
Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of over 400 third-party lifestyle brands, which are complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

•
Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and offer several trends simultaneously, offer a greater range of price points, and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website and encourages frequent visits.

•
Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. We operate stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 86 markets in 32 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.

•
Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers to drive traffic for our stores and online platform. We distribute catalogs to potential and existing customers from our proprietary database to familiarize them with the Tillys brand and our products and to drive sales to our stores and website. We offer an integrated digital platform between our online and mobile applications for our customers to shop how and when they like and to drive further connection with them. In the fourth quarter of fiscal 2015, we upgraded our mobile application to enhance our customer experience and engagement. We partner and collaborate with our vendors on exclusive compelling in-store events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and the West Coast inspired lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. In fiscal 2016, we implemented an enhanced customer loyalty program to further engage with our customers, build customer loyalty, further reward our most loyal customers for their membership and gain customer insights. All of these programs are complemented by digital and email marketing as well as print advertising to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platform and promote the Tillys brand. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

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

•
Continue Growing E-Commerce. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide our customers with extensions of the same assortment offered in our brick-and-mortar stores, reach new customers, and build our brand in markets where we currently do not have stores. For example, during fiscal 2016 and 2015, we generated e-commerce sales in all 50 states although we have physical stores in only 32 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In fiscal 2017, we plan to replatform our e-commerce website and upgrade our mobile application to provide an enhanced customer experience. Key factors we expect to drive growth include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to expand marketing efforts and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.

•
Improve Inventory Management. We believe we can improve our operating results through improved micro-merchandising based on specific store characteristics. Late in fiscal 2015, we compiled individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. By adapting allocation strategies to capitalize on these individual store differences, we believe we can improve sales results in our existing store base.

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

•
Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We began remodeling certain of our older, high-volume stores within our heritage markets of California, Arizona and Nevada during fiscal 2014 and have continued to remodel stores across the country since then. We expect to continue remodeling a number of our existing, high-volume stores during fiscal 2017 to continue improving our customers' in-store experience.

•
Real Estate Opportunities. We went public as a company in May 2012 with the goal of becoming the next 500-store specialty retail chain. Since then, the combination of significant declines in mall traffic, changes in the shopping behaviors of our targeted customers toward online and mobile devices, several retail bankruptcies and numerous store closures from many retailers have resulted in our decision to limit our new store growth for the near term. Our primary focus continues to be on improving the sales productivity and profitability of our existing fleet of stores. During fiscal 2017, we have 49 lease decisions to make covering a range of stores across all markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may likely close more stores during fiscal 2017 than we may open, but we will also continue to seek new store opportunities where we believe the appropriate sales volume and lease economics exist to ensure healthy profitability of any given new store.

Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear and accessories that best represent their active, connected lifestyle. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points and manage our inventories more dynamically. We offer a balanced mix of merchandise for young men, young women, boys and girls across the apparel, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise includes a selection of over 400 globally recognized, lifestyle, and emerging brands. During fiscal 2016, over 100 of these brands each generated net sales in excess of $0.5 million for us. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 72% of our net sales in each of the last three fiscal years with no single third-party brand exceeding 5% of total net sales.

Selected third-party brands include, in alphabetical order:

• AYC • Adidas • Billabong • Converse • Diamond Supply • Ethika • G-Shock • Hurley • JanSport	• Last Kings • Levi’s • LRG • Neff • Nike SB • Nixon • O’Neill • Primitive • RayBan	• Rip Curl • Roxy • RVCA • Salty Crew • Spy • Stance • The North Face • Vans • Volcom ...and many more
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
To ensure a relevant assortment, our teams:

•	perform comprehensive analysis of sales trends from our stores and e-commerce site;

•	perform in-store visits and gather feedback from our customers and our staff;

•	maintain regular dialogue with our existing vendor network and potential new vendors;

•	utilize trend and color forecasting services;

•	participate in trade shows and action sport related events;

•	review trade publications; and

•	evaluate merchandise assortments offered by other retail and online merchants.

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

Stores

As of January 28, 2017, we operated 223 stores in 32 states with an average size of approximately 7,600 square feet. Our stores are located in mall, off-mall and outlet locations. Our stores generated average net sales of $2.2 million per store, or $287 per square foot, in fiscal 2016.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2016	2015	2014
Regional Mall	114	114	108
Off-Mall (1)	90	90	88
Outlet	19	20	16
	223	224	212

(1)	Includes power centers, neighborhood and lifestyle centers and street-front locations.

The table below shows the total number of stores by state as of January 28, 2017:

State	Number of Stores	State	Number of Stores
Arizona	19	Nevada	6
California	94	New Jersey	5
Colorado	5	New Mexico	1
Florida	20	New York	4
Georgia	2	North Carolina	4
Illinois	6	Ohio	4
Indiana	5	Oklahoma	3
Iowa	1	Oregon	2
Kansas	2	Pennsylvania	3
Kentucky	1	South Dakota	1
Maryland	1	Tennessee	4
Massachusetts	2	Texas	8
Michigan	3	Utah	3
Minnesota	2	Virginia	4
Missouri	2	Washington	2
Nebraska	1	Wisconsin	3
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
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2012	29	1	168
2013	28	1	195
2014	19	2	212
2015	15	3	224
2016	3	4	223
	94	11
Declining mall traffic has been a challenge for the retail industry in general in recent years, but particularly for teen specialty retail. We believe this decline in traffic has contributed to declining sales in our stores and hindered the rate of growth for some of our newer stores. Consequently, we expect to slow our pace of new store growth in the near term compared to recent years. However, we will remain opportunistic and selective about additional new store opportunities. We focus on potential locations that have above average incomes and an ability to draw from a sufficient population with attractive demographics.

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
E-Commerce
Our e-commerce platform was established in 2004 and has grown significantly since inception, generating total sales of $76 million during fiscal 2016, or 13.4% of our total net sales. Our online business is served by a dedicated e-commerce fulfillment center in Irvine, California that can accommodate significant additional growth. In fiscal 2017, we plan on re-platforming our e-commerce website and upgrading our mobile application to provide an enhanced customer experience. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. In both fiscal 2016 and 2015, we sold merchandise to customers in all 50 states even though we have brick-and-mortar stores in only 32 states. We also believe our fully integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple tools to drive traffic online, including our catalog, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand while staying true to our West Coast inspired heritage. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:

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

•
Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. We organize a variety of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic experience.

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

•
Loyalty Program. During fiscal 2016, we launched an improved and rebranded customer loyalty program designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. This program offers more frequent and compelling rewards to our most loyal customers than our previous program.

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

•
Email Marketing. We utilize email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

Distribution
We distribute all of our store merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2017 and we have two five-year renewal option periods. Extensive investments have been made to the distribution-center infrastructure, focused around systems automation, material-handling equipment, radio frequency technologies, and automated sorters in order to enhance our processing speed and long term scalability in support of our planned growth.
We also operate a dedicated e-commerce fulfillment center in Irvine, California to handle all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. This investment supports our future e-commerce growth initiatives.
We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers. We use our own fleet of trucks to ship merchandise to our Southern California stores and third-party distributors to ship merchandise to stores outside of our local area.

We believe our distribution and fulfillment infrastructure can support significant growth of our e-commerce platform and additional stores with minimal incremental capital investment.
Management Information Systems
Our management information systems provide a full range of business process support and information to our store, merchandising, financial, real estate and other business teams. We selected, customized and integrated our information systems to enable and support our dynamic merchandise model. We believe our systems provide us with improved operational efficiencies, scalability, management control and timely reporting that allow us to identify and quickly respond to changes in our business. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current growth plans.
In fiscal 2017, we plan to improve our point-of-sale, order management, and customer relationship management capabilities through an end-to-end, cloud-based suite of technology additions that will improve the customer experience wherever, whenever and however our customers engage with us. We believe that these improvements will enhance our real-time inventory visibility and order management, facilitate seamless omni-channel execution integrated across mobile devices and stores, and true customer relations management capabilities that we do not have today. We intend to have this new technology suite in place by fall of 2017, and we are excited about its potential to improve customer engagement and increase sales opportunities. Also during fiscal 2017, we plan on re-platforming our website to a cloud-based, more cost effective solution which we anticipate will be in place for the fourth quarter of fiscal 2017, and further upgrade our mobile application in advance of the fiscal 2017 holiday season. We believe the re-platforming of our website will improve functionality and reporting capabilities, reduce internal operating costs and effort for updates, and improve redundancy to better guard against system downtime. Both the new website platform and enhanced mobile application will be designed to function seamlessly with our new point-of-sale solution to provide an enhanced customer engagement.

Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with other retailers for customers, store locations, store associates and management personnel. We currently compete with other teenage-focused retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc., and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
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

Trademarks
“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, “Infamous”, “RSQ”, “Tilly's”, “Vindicated”, "Destined" ,“Tilly’s Clothing & Shoes”, ”Full Tilt Swim”, “Girl in Motion”, “The Tilly’s Hookup”, "Vaporize”, “Ivy + Main”, and "Sky and Sparrow" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of January 28, 2017, we employed approximately 1,400 full-time and approximately 3,500 part-time employees, of which approximately 500 were employed at our corporate office and distribution facility and approximately 4,400 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2016, varied between approximately 4,900 and 6,900 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Fashion trends in apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
We face intense competition in our industry and we may not be able to compete effectively.
The retail industry is highly competitive. We currently compete with other retailers such as, but not limited to, Abercrombie & Fitch Co., Aeropostale, Inc., American Eagle Outfitters, Inc., The Buckle, Inc., Forever 21, Inc., Hot Topic, Inc., Pacific Sunwear of California, Inc., Urban Outfitters, Inc. and Zumiez, Inc. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
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
We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, we expect to slow the pace of new store openings during fiscal 2017 while focusing our efforts on improving the performance of our existing stores. As a result, we may not be able to grow our revenue as we have in the past, or at all. The failure to improve the performance of existing stores could have a material adverse effect on our financial condition and results of operations.
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
We primarily rely on cash flows generated from existing stores to fund our current operations and our growth plans. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business.
In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.
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
We buy select merchandise for sale based upon expected weather patterns during the seasons of winter, spring, summer and fall. If we encounter untimely aberrations in weather conditions, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. Furthermore, extended unseasonable weather conditions in regions such as in the southwestern United States, particularly in California, Arizona, Nevada, Florida and the northeastern United States will likely have a greater impact on our sales because of our store concentration in those regions.
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
The majority of our stores are located in California, Arizona, Nevada, Florida and the northeastern United States. Sales in these states could be more susceptible than the country generally to disruptions, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that occurred several years ago, sales in these states have slowed more than sales in other regions. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.
We are required to make significant lease payments for our store leases, corporate offices, warehouses and distribution and e-commerce fulfillment centers, which may strain our cash flow.
We lease all of our retail store locations as well as our corporate headquarters, warehouses, distribution and e-commerce fulfillment centers. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancellation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and are growing rapidly as we expand the number of locations and existing locations experience expense increases. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flows.
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
We may not be able to implement our new business strategies, including the implementation of our new suite of technologies solutions, on the timelines we anticipate, in a cost-effective manner, or at all.

In fiscal 2017, we plan to improve our point-of-sale, order management, and customer relations management systems, re-platform our website and update our mobile application so that they function seamlessly and provide enhanced customer engagement. However, these upgrades may not be completed in the expected timeframe or may result in unanticipated costs. We may decide not to complete these projects if it becomes apparent that they are no longer feasible. Even if implemented, we cannot assure these upgrades will meet our current and future business needs or that they will operate as designed. Implementing new systems involves risks inherent in the conversion to a new technology platform including loss of information, and there is no assurance that the implementation of these upgrades will not result in disruptions to our business. If the implementation of our new systems are not executed efficiently and effectively, our business and our operating results could be adversely affected.
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
Database privacy, network security and identity theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our employees and customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
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
As a result of being a publicly traded company, we are obligated to file periodic reports with the SEC under the Exchange Act. We are also subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange, or NYSE, Financial Industry Regulatory Authority, or FINRA, and certain provisions of the Sarbanes-Oxley Act of 2002, or SOX, and the regulations promulgated thereunder, which impose significant compliance obligations on us.
SOX, as well as rules subsequently implemented by the SEC, NYSE and FINRA, have imposed increased regulation and disclosure and have required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to continue to report our operating results on a timely and accurate basis could be impaired and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC, NYSE or FINRA. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business.
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
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to income taxes in federal and applicable state and local tax jurisdictions in the U.S. We record tax expense based on our estimates of current and future payments. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the mix and level of earnings.
The current United States political agenda has identified tax reform as a key priority. A variety of tax proposals that would significantly impact US taxation for multinational corporations have been developed, including proposals around a border adjustment tax, changes to repatriation, reductions in the US corporate tax rate, introduction of a capital expense deduction and elimination of the interest deduction. We cannot predict whether or not any of these tax reform proposals will ultimately be adopted and, until the details of each proposal have been developed and reviewed, we cannot determine the impact of the proposed legislation on our tax expense. The impact of certain proposals, if enacted, on our tax expense and profitability could be material, and we may not be able to fully offset any such incremental tax increase through product price increases or otherwise.
Furthermore, we cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S. or foreign countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition, or results of operations. Changes in regulatory, geopolitical, social or economic policies, and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

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
Although we declared a one-time special cash dividend of $0.70 per share, to all holders of record of issued and outstanding shares of our common stock on January 31, 2017, we currently intend to retain all of our earnings to finance our operations and growth and do not anticipate paying any additional cash dividends on our common stock for the foreseeable future. Therefore, capital appreciation, if any, of our Class A common stock will likely be the sole source of gain for our Class A common stockholders for the foreseeable future.

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

All of our 223 stores, encompassing a total of approximately 1.7 million total square feet as of January 28, 2017, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
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

Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  We filed our initial response to this matter with the court on March 15, 2017.  At this time, we are unable to determine a reasonable range of potential loss for this matter, which could be material.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, Plaintiff filed an appeal of the order to the California Court of Appeal, and Plaintiff's opening appellate brief is due to be filed on April 3, 2017. We will continue to defend this case vigorously.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We expect to conclude this matter with payment of the settlement in April 2017. The final approved settlement amount was not materially different from the amount previously accrued when a loss provision was established.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. In January 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint sought certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing during August 2015. In September 2015, the court issued an order denying plaintiff's motion for class certification. In November 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. In October 2016, the named plaintiffs’ individual claims were settled, and the entire case dismissed with prejudice.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. In December 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed in February 2013 to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a settlement. In November 2016, the court granted final approval of the settlement and we subsequently made payment in full satisfaction of the settlement in January 2017.  This matter is now concluded. The amount paid for the settlement was not materially different from the amount previously accrued when a loss provision was established.
In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $0.7 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the quarters indicated the high and low sales prices of our Class A common stock, as reported by the NYSE under the symbol “TLYS”. On March 10, 2017, the closing price of our Class A common stock was $10.26.

	High	Low
Fiscal 2016:
Fourth Quarter	$15.29	$8.74
Third Quarter	$10.86	$5.53
Second Quarter	$6.69	$5.49
First Quarter	$8.72	$6.18
Fiscal 2015:
Fourth Quarter	$7.48	$5.72
Third Quarter	$9.71	$6.90
Second Quarter	$14.67	$8.82
First Quarter	$16.99	$11.91
As of March 10, 2017, we had approximately 12 stockholders of record, six of whom were holders of our Class A common stock and six of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends
Our Class A common stock began trading on the NYSE on May 4, 2012, in connection with our initial public offering. On January 31, 2017, we declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017, with payment made on February 24, 2017. This was our first-ever cash dividend and there can be no assurance that future dividends will be paid by us. For further information, refer to “Note 8: Subsequent Event” in the notes to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K. We do not currently anticipate declaring any additional dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 28, 2017 (the "2017 Proxy Statement").

Stock Performance Graph
The graph set forth below compares the cumulative stockholder return on our Class A common stock between May 4, 2012, the day our Class A common stock began trading on the NYSE, and January 28, 2017 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on May 4, 2012 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any. The graph also assumes that the initial prices of our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index on May 4, 2012 were the closing prices on that trading day.

Comparison of 57 Month Cumulative Total Return as of January 28, 2017
Assumes Initial Investment of $100 on May 4, 2012

Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended January 28, 2017.

Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated, and certain unaudited pro forma information to reflect our conversion during fiscal year 2012 from an “S” Corporation to a “C” Corporation for income tax purposes.
The selected consolidated statement of income data for the fiscal year ended January 28, 2017, January 30, 2016 and January 31, 2015 and selected balance sheet data as of January 28, 2017 and January 30, 2016 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected consolidated statement of income data for the fiscal years ended February 1, 2014 and

February 2, 2013 and the selected consolidated balance sheet data as of January 31, 2015, February 1, 2014 and February 2, 2013 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$568,952	$550,991	$518,294	$495,837	$467,291
Cost of goods sold (2)	400,493	383,745	362,762	345,015	319,723
Gross profit	168,459	167,246	155,532	150,822	147,568
Selling, general and administrative expenses	149,129	149,150	132,343	121,085	116,178
Operating income	19,330	18,096	23,189	29,737	31,390
Interest income (expense), net	418	52	(14)	(9)	(91)
Income before income taxes	19,748	18,148	23,175	29,728	31,299
Income tax expense	8,338	10,607	9,100	11,591	7,406
Net income	$11,410	$7,541	$14,075	$18,137	$23,893

Basic earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50	$0.65	$0.93
Diluted earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50	$0.65	$0.92
Weighted average basic shares outstanding	28,496	28,332	28,013	27,822	25,656
Weighted average diluted shares outstanding	28,529	28,402	28,078	28,116	26,076
Pro Forma Income Information (3):
Pro forma income tax expense					$12,520
Pro forma net income					18,779
Pro forma basic earnings per share of Class A and Class B common stock					$0.73
Pro forma diluted earnings per share of Class A and Class B common stock					$0.72

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Operating Data (unaudited):
Stores operating at beginning of period	224	212	195	168	140
Stores opened during the period	3	15	19	28	29
Stores closed during the period	4	3	2	1	1
Stores operating at end of period	223	224	212	195	168
Comparable store sales change (4)	0.5%	1.2%	(2.8)%	(1.9)%	2.2%
Total square feet at end of period	1,703,144	1,704,031	1,622,156	1,513,138	1,318,803
Average square footage per store at end of period	7,637	7,607	7,652	7,760	7,850
Average net sales per brick-and-mortar store (in thousands) (5)	$2,188	$2,219	$2,250	$2,396	$2,676
Average net store sales per square foot (5)	$287	$290	$292	$307	$341
Capital expenditures (in thousands)	$17,047	$23,100	$23,636	$42,701	$33,298

	As of
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$133,917	$100,952	$84,746	$60,355	$57,182
Working capital	129,819	110,965	94,394	77,331	69,358
Total assets	290,506	270,751	257,551	232,407	205,381
Total capital lease obligation (6)	835	1,693	2,500	3,258	3,970
Stockholders’ equity	$189,220	$173,213	$158,686	$140,923	$117,296

(1)	The fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 each included 52 weeks. The fiscal year ended February 2, 2013 included 53 weeks.

(2)	Includes buying, distribution and occupancy costs.

(3)
The unaudited pro forma income statement for all years presented gives effect to an adjustment for income tax expense as if we had been a “C” Corporation for all years presented at an assumed combined federal, state and local effective income tax rate, which approximates our statutory income tax rate, of 40%.

(4)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 2, 2013 excludes the 53rd week in fiscal year 2012.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the fiscal year ended February 3, 2018, references to "fiscal year 2016" or "fiscal 2016" refer to the fiscal year ended January 28, 2017, references to ‘fiscal year 2015” or "fiscal 2015” refer to the fiscal year ended January 30, 2016 and references to “fiscal year 2014” or “fiscal 2014” refer to the fiscal year ended January 31, 2015. Fiscal years 2016, 2015 and 2014 each consisted of a 52-week period.
Overview
Tillys is a destination specialty retailer of West Coast inspired apparel, footwear and accessories. We believe we bring together an unparalleled selection of the most sought-after brands rooted in action sports, music, art and fashion. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of January 28, 2017, we operated 223 stores in 32 states, averaging approximately 7,600 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends

We, and teen retail in general, have experienced a downward trend in traffic to brick-and-mortar stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these traffic trends and shopping behaviors will continue in fiscal 2017. As a result, we expect to slow the pace of new store openings during fiscal 2017 to focus our efforts on improving the performance of our existing stores and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
Statements of Income Data:
Net sales	$568,952	$550,991	$518,294
Cost of goods sold	400,493	383,745	362,762
Gross profit	168,459	167,246	155,532
Selling, general and administrative expenses	149,129	149,150	132,343
Operating income	19,330	18,096	23,189
Other expense, net	418	52	(14)
Income before income taxes	19,748	18,148	23,175
Income tax expense	8,338	10,607	9,100
Net income	$11,410	$7,541	$14,075
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.4%	69.6%	70.0%
Gross profit	29.6%	30.4%	30.0%
Selling, general and administrative expenses	26.2%	27.1%	25.5%
Operating income	3.4%	3.3%	4.5%
Interest income, net	0.1%	—%	—%
Income before income taxes	3.5%	3.3%	4.5%
Income tax expense	1.5%	1.9%	1.8%
Net income	2.0%	1.4%	2.7%

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Store Operating Data:
Stores operating at end of period	223	224	212
Comparable store sales change (1)	0.5%	1.2%	(2.8)%
Total square feet at end of period	1,703,144	1,704,031	1,622,156
Average net sales per brick-and-mortar store (in thousands) (2)	$2,188	$2,219	$2,250
Average net sales per square foot (2)	$287	$290	$292
E-commerce revenues (in thousands) (3)	$76,380	$68,978	$58,366
E-commerce revenues as a percentage of net sales	13.4%	12.5%	11.3%

(1)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per brick-and-mortar store.

(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.
Fiscal Year 2016 Compared to Fiscal Year 2015
Net Sales
Net sales were $569.0 million in fiscal 2016 compared to $551.0 million in fiscal 2015, an increase of $18.0 million, or 3.3%. The components of our net sales increase were as follows:

$ millions	Attributable to
$15.4	Increase in non-comparable store sales
2.6	Increase in comparable store sales of 0.5%
$18.0	Total
Comparable store sales increased 0.5%, driven by e-commerce growth of 11.1% which offset a 1.0% decrease in sales from our physical stores. E-commerce revenues represented 13.4% of our total net sales, or $76.4 million, in fiscal 2016 as compared to 12.5%, or $69.0 million, in fiscal 2015. We have been experiencing a shift in our customers’ shopping behaviors, resulting in an increase in online shopping that has largely offset declining traffic trends in our physical stores. Our comparable store sales were driven by higher comparable sales increases in mens, boys and footwear, offset by decreases in women, accessories, and girls.
Gross Profit
Gross profit was $168.5 million in fiscal 2016 compared to $167.2 million in fiscal 2015, an increase of $1.3 million, or 0.8%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 29.6% and 30.4% during fiscal 2016 and fiscal 2015, respectively. The 0.8% decrease in gross margin was primarily attributable to a decline in product margins as a result of increased markdowns.

Selling, General and Administrative Expenses
SG&A expenses were $149.1 million in fiscal 2016 compared to $149.2 million in fiscal 2015, a slight decrease from fiscal 2015. As a percentage of net sales, SG&A expenses were 26.2% and 27.1% during fiscal 2016 and fiscal 2015, respectively. The components of the SG&A expense decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(0.9)%	$(4.3)	Decrease due to more efficient marketing expenses
(0.5)%	(2.1)	Decrease in corporate payroll and benefits primarily due to prior year's severance obligations and lower stock based compensation as compared to fiscal 2015
0.1%	2.8	Increase in store payroll and benefits primarily due to minimum wage increases
0.4%	2.6	Increase in computer maintenance expenses and bank chargebacks
—%	0.9	Increase in all other SG&A expenses
(0.9)%	$(0.1)	Total
Operating Income
Operating income was $19.3 million in fiscal 2016 compared to $18.1 million for fiscal 2015, an increase of $1.2 million, or 6.6%. As a percentage of net sales, operating income was 3.4% and 3.3% for fiscal 2016 and fiscal 2015, respectively. The increase in operating income was primarily attributable to the increase in gross profit as discussed above.
Income Tax Expense
Income taxes were $8.3 million and $10.6 million for fiscal 2016 and fiscal 2015, respectively. Our effective tax rates were 42.2% and 58.4% for fiscal 2016 and fiscal 2015, respectively. The decrease in our effective tax rate for fiscal 2016 was primarily due a reduction in the discrete items related to the expiration of stock options.
Net Income and Earnings Per Share
Net income was $11.4 million for fiscal 2016 compared to $7.5 million for fiscal 2015, an increase of $3.9 million, or 52.0%. Diluted earnings per share was $0.40 for fiscal 2016 compared to $0.27 for fiscal 2015.

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
Comparable store sales increased 1.2%, driven by e-commerce growth of 18.8% which offset a 1.0% decrease in sales from our physical stores. E-commerce revenues represented 12.5% of our total net sales, or $69.0 million, in fiscal 2015 as compared to 11.3%, or $58.4 million, in fiscal 2014. We have been experiencing a shift in our customers’ shopping behaviors, resulting in an increase in online shopping that has largely offset declining traffic trends in our physical stores. Our comparable store sales were driven by higher comparable sales increases in womens, boys, girls and footwear, offset by decreases in mens and accessories.

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
Operating Income
Operating income was $18.1 million in fiscal 2015 compared to $23.2 million for fiscal 2014, a decrease of $5.1 million, or 22.0%. As a percentage of net sales, operating income was 3.3% and 4.5% in fiscal 2015 and fiscal 2014, respectively. The decrease in operating income was primarily attributable to the increase in SG&A, partially offset by increased gross profit as discussed above.
Income Tax Expense
Income taxes were $10.6 million and $9.1 million in fiscal 2015 and fiscal 2014, respectively. Our effective tax rates were 58.4% and 39.3% in fiscal 2015 and fiscal 2014, respectively. The increase in our effective tax rate for fiscal 2015 was primarily due to discrete items related to expiration of stock options, exercises of stock options, settlement of restricted stock units and a tax settlement from a prior tax year.
Net Income and Earnings Per Share
Net income was $7.5 million in fiscal 2015 compared to $14.1 million in fiscal 2014, a decrease of $6.6 million, or 46.8%. Diluted earnings per share was $0.27 in fiscal 2015 compared to $0.50 in fiscal 2014.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels with existing cash on hand, marketable securities and cash flows from operations.
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months. If cash flows from operations are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.

Working capital at January 28, 2017, was $129.8 million compared to $111.0 million at January 30, 2016, an increase of $18.8 million. The changes in our working capital during fiscal 2016 were as follows:

$ millions	Description
$111.0	Working capital at January 30, 2016
33.0	Increase in cash, cash equivalents and marketable securities
(6.3)	Decrease in merchandise inventories, net of merchandise payables
(2.2)	Increase in income taxes payable
(1.7)	Increase in legal loss contingencies
(4.0)	Net increase from changes in all other assets and liabilities
$129.8	Working capital at January 28, 2017

Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
Net cash provided by operating activities	$48,464	$36,850	$48,288
Net cash used in investing activities	(21,658)	(37,966)	(23,479)
Net cash provided by (used in) financing activities	1,168	2,347	(432)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities increased in fiscal year 2016 as compared to fiscal year 2015 primarily due to higher operating income and an increase in cash generated from working capital mainly due to the timing of payments to vendors and decreases in inventories and receivables, partially offset by a decrease in deferred rent.
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
Net cash used in investing activities was $21.7 million in fiscal year 2016. Capital expenditures totaled $17.0 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $99.7 million of marketable securities and received proceeds of $95.0 million from marketable securities during fiscal year 2016.
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
Capital expenditures during fiscal 2017 are expected to be approximately $20 million for the combination of continuing store remodels, information technology investments, and construction of a very limited number of new stores. These expenditures are expected to be funded from cash provided by operations.
Net Cash Provided by (Used in) Financing Activities
Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, excess tax benefits from share-based compensation and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash provided by financing activities was $1.2 million in fiscal year 2016. This included $2.1 million of proceeds from the exercise of stock options from share-based compensation, partially offset by $0.9 million in payments towards our capital lease obligation.
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
Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On February 24, 2017, we paid a one-time special dividend of $0.70 per share. Refer to Note 18: Subsequent Event, for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes not to be less than $1 million (measured at the end of each fiscal quarter), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by 6 divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense, and (iii) requires minimum eligible inventory of $50 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year of $50 million.

As of January 28, 2017, we had no outstanding borrowings under the credit facility.

As of January 28, 2017, total net merchandise inventories were $47.8 million, which falls below the minimum eligible inventory requirements of $50 million required for borrowing under the credit facility. Our inventories are typically at their lowest level of the year at or near fiscal year-end. We also had $133.9 million of cash, cash equivalents and marketable securities available to fund operating and working capital needs.

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
As of January 28, 2017, our contractual cash obligations over the next several periods are set forth below:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Capital Lease Obligations (a)	$861	$861	$—	$—	$—
Operating Lease Obligations (b)	388,845	68,869	129,575	93,942	96,459
Purchase Obligations (c)	10,599	2,576	4,794	2,846	383
Total	$400,305	$72,306	$134,369	$96,788	$96,842

(a)	Capital lease obligations consist of the building portion of our corporate headquarters and distribution center, including interest.

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
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, loyalty program, merchandise inventories, long-lived assets, share-based compensation and accounting for income taxes, which are more fully described below.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. We defer e-commerce revenue that is in-transit to the customer. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income.

Loyalty Program

In fiscal 2016, we launched a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related loyalty program liability.

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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 28, 2017 and January 30, 2016 was not material.

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

•
Dividend Yield. On January 31, 2017, we declared a one-time special cash dividend of $0.70 per share, to all holders of record of issued and outstanding shares Class A common stock and Class B common stock as of the close of business on February 15, 2017. For further information, refer to “Note 8: Subsequent Event” in the notes to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K. Except as described above, Tilly's, Inc. has never declared or paid any cash dividends and does not plan to pay additional cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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

New Accounting Standards Not Yet Adopted
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.
Accounting Standard Adopted in Fiscal 2016
In August 2016, we elected to early adopt ASU No. 2015-17, Balance Sheet Classification of Deferred Tax Assets, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result of our early adoption and to conform to current year presentation, we reclassified $3.9 million and $3.6 million of deferred tax assets for fiscal year 2015 and fiscal 2014, respectively, previously reported as current assets in "Prepaid expenses and other current assets" to "Other assets" in the Consolidated Balance Sheets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of January 28, 2017 and January 30, 2016, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of BDO USA, LLP, Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Tilly’s, Inc.
Irvine, California
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilly’s, Inc. at January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of presentation of deferred tax assets and liabilities in fiscal year 2016 due to the adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This change was applied retrospectively to all periods presented.

/s/ BDO USA, LLP
Los Angeles, California
March 20, 2017

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Tilly’s, Inc.
Irvine, California

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Tilly’s, Inc. and its subsidiary (the “Company”) for the year ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Costa Mesa, California

April 1, 2015

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$78,994	$51,020
Marketable securities	54,923	49,932
Receivables	3,989	5,397
Merchandise inventories	47,768	51,357
Prepaid expenses and other current assets	9,541	9,071
Total current assets	195,215	166,777
Property and equipment, net	89,219	99,026
Other assets	6,072	4,948
Total assets	$290,506	$270,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,584	$16,022
Accrued expenses	23,872	18,426
Deferred revenue	10,203	8,649
Accrued compensation and benefits	7,259	5,751
Current portion of deferred rent	5,643	6,106
Current portion of capital lease obligation (Note 9)	835	858
Total current liabilities	65,396	55,812
Long-term portion of deferred rent	35,890	40,891
Long-term portion of capital lease obligation	—	835
Total long-term liabilities	35,890	41,726
Total liabilities	101,286	97,538
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; January 28, 2017—100,000 shares authorized, 13,434 shares issued and outstanding; January 30, 2016—100,000 shares authorized, 12,305 shares issued and outstanding	14	12
Common stock (Class B), $0.001 par value; January 28, 2017—35,000 shares authorized, 15,329 shares issued and outstanding; January 30, 2016—35,000 shares authorized, 16,169 shares issued and outstanding	15	16
Preferred stock, $0.001 par value; January 28, 2017 and January 30, 2016—10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	138,102	133,550
Retained earnings	51,023	39,613
Accumulated other comprehensive income	66	22
Total stockholders’ equity	189,220	173,213
Total liabilities and stockholders’ equity	$290,506	$270,751
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$568,952	$550,991	$518,294
Cost of goods sold (includes buying, distribution, and occupancy costs)	400,493	383,745	362,762
Gross profit	168,459	167,246	155,532
Selling, general and administrative expenses	149,129	149,150	132,343
Operating income	19,330	18,096	23,189
Other income (expense), net	418	52	(14)
Income before income taxes	19,748	18,148	23,175
Income tax expense	8,338	10,607	9,100
Net income	$11,410	$7,541	$14,075
Basic earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50
Diluted earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50
Weighted average basic shares outstanding	28,496	28,332	28,013
Weighted average diluted shares outstanding	28,529	28,402	28,078
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Fiscal Years Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$11,410	$7,541	$14,075
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale securities	44	1	9
Other comprehensive income, net of tax	44	1	9
Comprehensive income	$11,454	$7,542	$14,084
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at February 1, 2014	11,361	16,642	$28	$122,886	$17,997	$12	$140,923
Net income	—	—	—	—	14,075	—	14,075
Shares converted by founders	98	(98)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,499	—	—	3,499
Excess tax deficiencies from stock-based compensation	—	—	—	(124)	—	—	(124)
Restricted stock	49	—	—	—	—	—	—
Exercise of stock options	38	—	—	304	—	—	304
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	9	9
Balance at January 31, 2015	11,546	16,544	28	126,565	32,072	21	158,686
Net income	—	—	—	—	7,541	—	7,541
Shares converted by founders	375	(375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,926	—	—	3,926
Restricted stock	48	—	—	—	—	—	—
Exercise of stock options	336	—	—	3,094	—	—	3,094
Taxes paid in lieu of shares issued for stock based compensation	—	—	—	(35)	—	—	(35)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	1	1
Balance at January 30, 2016	12,305	16,169	28	133,550	39,613	22	173,213
Net income	—	—	—	—	11,410	—	11,410
Shares converted by founders	840	(840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,572	—	—	2,572
Restricted stock	74	—	—	—	—	—	—
Exercise of stock options	215	—	1	2,079	—	—	2,080
Taxes paid in lieu of shares issued for stock based compensation	—	—	—	(99)	—	—	(99)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	44	44
Balance at January 28, 2017	13,434	15,329	$29	$138,102	$51,023	$66	$189,220
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities
Net income	$11,410	$7,541	$14,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,266	22,808	21,237
Stock-based compensation expense	2,572	3,926	3,499
Impairment of assets	2,352	2,593	1,007
Loss on disposal of assets	16	304	118
Gain on sales and maturities of marketable securities	(251)	(100)	(116)
Deferred income taxes	(1,203)	1,554	1,150
Excess tax benefit from stock-based compensation	(45)	(95)	(22)
Changes in operating assets and liabilities:
Receivables	1,395	(715)	3,863
Merchandise inventories	3,589	150	(5,241)
Prepaid expenses and other assets	(420)	(293)	(255)
Accounts payable	1,623	(6,993)	3,720
Accrued expenses	6,562	6,199	3,506
Accrued compensation and benefits	1,508	(160)	936
Deferred rent	(5,464)	(948)	(206)
Deferred revenue	1,554	1,079	1,017
Net cash provided by operating activities	48,464	36,850	48,288
Cash flows from investing activities
Purchase of property and equipment	(17,047)	(23,100)	(23,636)
Proceeds from sale of property and equipment	43	7	41
Purchases of marketable securities	(99,675)	(74,873)	(59,884)
Maturities of marketable securities	95,021	60,000	60,000
Net cash used in investing activities	(21,658)	(37,966)	(23,479)
Cash flows from financing activities
Proceeds from exercise of stock options	2,080	3,094	304
Payment of capital lease obligation	(858)	(807)	(758)
Taxes paid in lieu of shares issued for stock-based compensation	(99)	(35)	—
Excess tax benefit from stock-based compensation	45	95	22
Net cash provided by (used in) financing activities	1,168	2,347	(432)
Change in cash and cash equivalents	27,974	1,231	24,377
Cash and cash equivalents, beginning of period	51,020	49,789	25,412
Cash and cash equivalents, end of period	$78,994	$51,020	$49,789
Supplemental disclosures of cash flow information
Interest paid	$82	$133	$182
Income taxes paid	$8,806	$7,473	$4,511
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$640	$1,817	$1,513
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of West Coast inspired casual apparel, footwear and accessories for young men, young women, boys and girls. Tillys is headquartered in Irvine, California and we operated 223 stores in 32 states as of January 28, 2017. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Fiscal years 2016, 2015 and 2014 each included 52 weeks.
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
Marketable Securities
Marketable securities are classified as available-for-sale and held-to-maturity and are carried at fair value and amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our consolidated balance sheets, including those with maturity dates beyond twelve months, as they are available to support our current operational liquidity needs.

Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or market using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $8.1 million, $6.7 million and $6.7 million in fiscal years 2016, 2015 and 2014, respectively, are included in cost of goods sold in the Consolidated Statements of Income.
We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Our management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the consolidated statements of income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $49.2 million, $41.5 million and $37.0 million in fiscal years 2016, 2015 and 2014, respectively. In addition, we accrued $1.3 million and $0.6 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of January 28, 2017 and January 30, 2016, respectively.

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

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. We defer e-commerce revenue that are in-transit to the customer. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income. For fiscal years 2016, 2015 and 2014, shipping and handling fee revenue included in net sales was $3.3 million, $2.7 million, $2.6 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of January 28, 2017 and January 30, 2016, our reserve for sales returns was $1.1 million and $1.0 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.2 million and $8.2 million as of January 28, 2017 and January 30, 2016, respectively, and is included in deferred revenue on the balance sheets. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $0.9 million, $0.8 million and $0.8 million in fiscal years 2016, 2015 and 2014, respectively.

Loyalty Program

In fiscal 2016, we launched a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. The deferred revenue for this program was $0.6 million as of January 28, 2017.
Cost of Goods Sold and Selling, General and Administrative Expenses
The following illustrates the primary costs classified in each major expense category:
Cost of Goods Sold

•	Costs of products sold, include:

•	freight expenses associated with moving merchandise inventories from our vendors to our distribution center;

•	vendor allowances;

•	cash discounts on payments to merchandise vendors;

•	physical inventory losses; and

•	markdowns of inventory.

•	Buying, distribution and occupancy costs, include:

•	payroll and benefit costs and incentive compensation for merchandise purchasing personnel;

•	customer shipping and handling expenses;

•	costs associated with operating our distribution and fulfillment center, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;

•	freight expenses associated with moving merchandise inventories from our distribution center to our stores and e-commerce customers; and

•	store occupancy costs including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional, e-commerce and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Legal provisions;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, travel and lodging; and

•	Charitable contributions.
Store Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the Consolidated Statements of Income.
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $15.4 million, $19.7 million and $15.7 million in fiscal years 2016, 2015 and 2014, respectively.
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
Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 33 thousand, 70 thousand and 65 thousand in fiscal years

2016, 2015 and 2014, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At January 28, 2017 and January 30, 2016, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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

New Accounting Standards Not Yet Adopted
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for us in the first quarter of fiscal 2017. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations and financial position.
Accounting Standard Adopted in Fiscal 2016
In August 2016, we elected to early adopt ASU No. 2015-17, Balance Sheet Classification of Deferred Tax Assets, which simplifies the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result of our early adoption and to conform to current year presentation, we reclassified $3.9 million and $3.6 million of deferred tax assets for fiscal year 2015 and fiscal 2014, respectively, previously reported as current assets in "Prepaid expenses and other current assets" to "Other assets" in the Consolidated Balance Sheets.

Note 3: Marketable Securities
Marketable securities as of January 28, 2017 consisted of commercial paper classified as available-for-sale and municipal bonds and certificates of deposit classified as held-to-maturity. All of our marketable securities are less than one year from maturity.
The following table summarizes investments in marketable securities at January 28, 2017 and January 30, 2016 (in thousands):

	January 28, 2017
	Cost	Gross Unrealized Holding Gains	Fair Value
Commercial paper	$44,785	$107	$44,892
Municipal bonds	8,000	10	8,010
Certificates of deposit	2,017	4	2,021
	$54,802	$121	$54,923

	January 30, 2016
	Cost	Gross Unrealized Holding Gains	Fair Value
Commercial paper	$49,894	$38	$49,932

For fiscal years 2016, 2015 and 2014, we recognized gains on investments of $0.3 million, $0.1 million and $0.1 million, respectively, for commercial paper which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net, on the Consolidated Statements of Income.
Note 4: Receivables
At January 28, 2017 and January 30, 2016, receivables consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Credit and debit card receivables	$2,450	$2,698
Vendor receivables	1,807	963
Tenant allowances due from landlords	14	1,749
Less: Allowance for doubtful accounts	(282)	(13)
Total receivables	$3,989	$5,397

We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At January 28, 2017 and January 30, 2016, prepaid expenses and other current assets consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Prepaid rent	$7,507	$7,022
Prepaid maintenance	690	646
Prepaid insurance	504	776
Other	840	627
Total prepaid expenses and other current assets	$9,541	$9,071

Note 6: Property and Equipment
At January 28, 2017 and January 30, 2016, property and equipment consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Leasehold improvements	$137,287	$131,414
Furniture and fixtures	43,160	40,723
Machinery and equipment	31,089	30,163
Building under capital lease	7,840	7,840
Computer hardware and software	30,091	27,415
Construction in progress	2,273	2,940
Vehicles	1,821	1,709
	253,561	242,204
Accumulated depreciation	(164,342)	(143,178)
Property and equipment, net	$89,219	$99,026

Depreciation expense related to property and equipment was $23.3 million, $22.8 million and $21.2 million in fiscal years 2016, 2015 and 2014, respectively.
Cash paid for capital expenditures during fiscal 2016, 2015 and 2014, were approximately $17.0 million, $23.1 million and $23.6 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable.We recorded non-cash impairment charges of $2.4 million, $2.6 million and $1.0 million in selling, general and administrative expenses in fiscal years 2016, 2015 and 2014, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information.
If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At January 28, 2017 and January 30, 2016, accrued expenses consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Sales and use taxes payable	$5,730	$6,305
Income taxes payable	4,374	2,218
Accrued freight	2,884	1,924
Loss contingencies (Note 10)	2,198	507
Merchandise returns	1,078	1,006
Accrued construction	484	1,600
Other	7,124	4,866
Total accrued expenses	$23,872	$18,426

Note 8: Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On February 24, 2017, we paid a one-time special dividend of $0.70 per share. Refer to Note 18: Subsequent Event, for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes not to be less than $1 million (measured at the end of each fiscal quarter), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by 6 divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense, and (iii) requires minimum eligible inventory of $50 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year of $50 million.

As of January 28, 2017, we had no outstanding borrowings under the credit facility.

As of January 28, 2017, total net merchandise inventories were $47.8 million, which falls below the minimum eligible inventory requirements of $50 million required for borrowing under the credit facility. Our inventories are typically at their lowest level of the year at or near fiscal year-end. We also had $133.9 million of cash, cash equivalents and marketable securities available to fund operating and working capital needs.

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

Operating leases
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million, $0.4 million and $0.3 million in fiscal years 2016, 2015 and 2014, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $0.9 million in each of the fiscal years 2016, 2015 and 2014, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.

Future minimum rental commitments, by year and in the aggregate, under non-cancellable operating leases, including fixed common area maintenance charges, if any, for the above buildings at 11 Whatney and 17 Pasteur and all of our store locations as of January 28, 2017 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2017	$2,226	$66,643	$68,869
2018	1,503	70,175	71,678
2019	1,430	56,467	57,897
2020	1,347	46,707	48,054
2021	1,233	44,655	45,888
Thereafter	176	96,283	96,459
Total	$7,915	$380,930	$388,845
Rent expense under non-cancellable operating leases for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

	January 28, 2017	January 30, 2016	January 31, 2015
Minimum rentals	$42,988	$43,176	$40,290
Contingent rentals	1,212	403	832
Total rent expense	$44,200	$43,579	$41,122

Capital lease

We lease our corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2017, with two remaining five-year renewal option periods. The land component of this lease is accounted for as an operating lease (included in the operating lease commitments schedule above) and the building component is accounted for as a capital lease. We incurred rent expense of $1.0 million, $0.9 million, $0.9 million in fiscal years 2016, 2015 and 2014, respectively, related to the operating (land component) of this lease.
The obligation under the capital lease was $0.8 million and $1.7 million as of January 28, 2017 and January 30, 2016, respectively. The gross amount of the building under the capital lease was $7.8 million as of January 28, 2017 and January 30, 2016. The accumulated amortization of the building under the capital lease was $7.4 million and $6.8 million as of January 28, 2017 and January 30, 2016, respectively.
Future commitments under the related party capital lease obligation as of January 28, 2017 are as follows (in thousands):

Future minimum lease payments during fiscal 2017	$861
Less: Amount representing interest	26
Present value of net minimum lease payments	$835
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

Purchase Obligations
At January 28, 2017, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $10.6 million, payable as follows: $2.6 million in fiscal 2017, $2.4 million in fiscal 2018, $2.4 million in fiscal 2019, $1.7 million in fiscal 2020, $1.1 million in fiscal 2021 and $0.4 million thereafter.
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

Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  We filed our initial response to this matter with the court on March 15, 2017.  At this time, we are unable to determine a reasonable range of potential loss for this matter, which could be material.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, Plaintiff filed an appeal of the order to the California Court of Appeal, and Plaintiff's opening appellate brief is due to be filed on April 3, 2017. We will continue to defend this case vigorously.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We expect to conclude this matter with payment of the settlement in April 2017. The final approved settlement amount was not materially different from the amount previously accrued when a loss provision was established.
Kirstin Christiansen, Shellie Smith and Paul Haug, on behalf of themselves and all others similarly situated vs. World of Jeans & Tops, Superior Court of California, County of Sacramento, Case No. 34-2013-139010. In January 2013, the plaintiffs in this matter filed a putative class action lawsuit against us alleging violations of California Civil Code Section 1747.08, which prohibits requesting or requiring personal identification information from a customer paying for goods with a credit card and recording such information, subject to exceptions. The complaint sought certification of a class, unspecified damages, injunctive relief and attorneys' fees. In June 2013, the court granted our motion to strike portions of the plaintiffs’ complaint and granted plaintiffs leave to amend. The parties completed class certification discovery and briefing during August 2015. In September 2015, the court issued an order denying plaintiff's motion for class certification. In November 2015, plaintiffs filed a notice of appeal of the court's order denying plaintiffs' motion for class certification. In October 2016, the named plaintiffs’ individual claims were settled, and the entire case dismissed with prejudice.
Maria Rebolledo, individually and on behalf of all others similarly situated and on behalf of the general public vs. Tilly’s, Inc.; World of Jeans & Tops, Superior Court of the State of California, County of Orange, Case No. 30-2012-00616290-CU-OE-CXC. In December 2012, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. An amended complaint was filed in February 2013 to add a claim for penalties under the California Private Attorneys General Act of 2004. In March 2013, we filed a motion to compel arbitration, which was denied in June 2013 and later affirmed on appeal. In October 2014, we filed an answer to the amended complaint. The parties attended a mediation proceeding and reached a settlement. In November 2016, the court granted final approval of the settlement and we subsequently made payment in full satisfaction of the settlement in January 2017. This matter is now concluded. The amount paid for the settlement was not materially different from the amount previously accrued when a loss provision was established.
In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $0.7 million. If required to perform under this settlement, we would utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as either available-for-sale securities or held-to-maturity, and certain cash equivalents, specifically money market securities, commercial paper, municipal bonds and certificates of deposits. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2016, 2015 and 2014. Furthermore, as of January 28, 2017 and January 30, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 28, 2017			January 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (A):
Money market securities	$76,177	$—	$—	$42,626	$—	$—
Commercial paper	—	4,993	—	—	—	—
Marketable securities:
Commercial paper	$—	$44,892	$—	$—	$49,932	$—
Municipal bonds	—	8,010	—	—	—	—
Certificates of deposit	—	2,021	—	—	—	—

(A) Excludes cash

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
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $2.4 million, $2.6 million and $1.0 million in fiscal years 2016, 2015 and 2014, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
	($ in thousands)
Carrying value of assets with impairment	$2,584	$3,589	$1,007
Fair value of assets impaired	$232	$996	$—
Number of stores tested for impairment	15	20	15
Number of stores with impairment	9	9	2

Note 12: Share-Based Compensation

The Tillys 2012 Amended and Restated Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 28, 2017, there were 2,092,747 shares still available for future issuance under the 2012 Plan.

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

The following table summarizes our stock option activity for fiscal year 2016:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at January 30, 2016	1,811,325	$10.93
Granted	463,500	$6.97
Exercised	(215,500)	$9.65
Forfeited	(120,375)	$10.02
Expired	(96,575)	$13.98
Outstanding at January 28, 2017	1,842,375	$9.98	7.6	$5,215
Vested and expected to vest at January 28, 2017	1,763,843	$10.10	7.5	$4,841
Exercisable at January 28, 2017	839,000	$12.72	5.7	$896

(1)
Intrinsic value for stock options is defined as the difference between the market price of the our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $11.91 at January 28, 2017.

The total intrinsic value of options exercised in fiscal years 2016, 2015 and 2014 was $0.9 million, $1.7 million and $0.1 million, respectively.
The total fair value of options vested in fiscal years 2016, 2015 and 2014 was $2.0 million, $4.6 million and $3.5 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2016, 2015 and 2014 was $2.1 million, $3.1 million and $0.3 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2016, 2015 and 2014 was $0.4 million, $0.7 million and $0.1 million, respectively.
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

The fair values of stock options granted in fiscal years 2016, 2015 and 2014 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Average fair value per option granted	$3.73	$3.06	$5.19
Expected option term(1)	5.0 years	5.0 years	5.0 years
Expected volatility factor(2)	62.8%	49.68%	46.84%
Risk-free interest rate(3)	1.34%	1.64%	1.76%
Expected annual dividend yield	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of January 28, 2017 and changes during fiscal year 2016 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 30, 2016	224,588	$14.02
Granted	51,864	$6.17
Vested	(80,093)	$12.45
Forfeited	(29,399)	$15.23
Nonvested at January 28, 2017	166,960	$12.12
The weighted-average grant-date fair value of restricted stock granted during the years ended January 30, 2016 and January 31, 2015 was $15.15 and $8.27, respectively.
The total fair value of restricted stock vested was $0.5 million, $0.4 million and $0.2 million in fiscal years 2016, 2015 and 2014, respectively.

Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation recorded in the Consolidated Statements of Income:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cost of goods sold	$855	$991	$750
Selling, general and administrative expenses	1,717	2,935	2,749
Stock-based compensation	$2,572	$3,926	$3,499
At January 28, 2017, there was $4.3 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.4 years.

Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company are made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.8 million, $0.7 million and $0.7 million in fiscal years 2016, 2015 and 2014, respectively.
Note 14: Income Taxes
The components of income tax expense for fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Current:
Federal	$7,939	$7,614	$6,433
State	1,602	1,439	1,517
	9,541	9,053	7,950
Deferred:
Federal	(1,121)	1,105	1,387
State	(82)	449	(237)
	(1,203)	1,554	1,150
Total income tax expense	$8,338	$10,607	$9,100
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2016, 2015 and 2014 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Federal taxes at statutory rate	$6,913	$6,352	$8,111
State and local income taxes, net of federal benefit	988	1,098	885
Return to provision adjustments	(40)	130	(15)
Stock compensation discrete items (1)	558	2,592	—
Other	(81)	435	119
Total income tax expense	$8,338	$10,607	$9,100

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

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of January 28, 2017 and January 30, 2016 were as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Deferred rent	$5,343	$5,165
Stock-based compensation	2,574	3,061
Accrued expenses	1,753	1,366
Inventories	2,712	2,307
Compensation and benefits	687	676
Capital lease	147	274
Deferred revenue	318	247
Tax credits	162	161
Total deferred tax assets	13,696	13,257
Deferred tax liabilities:
Property and equipment	(7,344)	(8,030)
Prepaid expenses	(606)	(684)
Marketable securities	(44)	(15)
Total deferred tax liabilities	(7,994)	(8,729)
Net deferred tax asset	$5,702	$4,528
Deferred tax assets are included in “Other assets" in the Consolidated Balance Sheets.

As of January 28, 2017 and January 30, 2016, we had approximately $0.2 million of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.

Uncertain Tax Positions
As of January 28, 2017 and January 30, 2016, there were no material unrecognized tax benefits. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2016, 2015 and 2014.
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

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal year 2015 remains subject to examination for federal tax purposes and fiscal years 2012 through 2015 remain subject to examination in significant state tax jurisdictions.
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
The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2016, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$11,410	$7,541	$14,075
Weighted average basic shares outstanding	28,496	28,332	28,013
Dilutive effect of stock options and restricted stock	33	70	65
Weighted average shares for diluted earnings per share	28,529	28,402	28,078
Basic earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50
Diluted earnings per share of Class A and Class B common stock	$0.40	$0.27	$0.50
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Stock options	1,818	1,119	2,364
Restricted stock	99	154	—
Total	1,917	1,273	2,364

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

Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal years 2016, 2015 and 2014 our Board of Directors approved support for TLC of $50,000, $50,000 and $20,000, respectively, for each fiscal year.

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

	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,218	$136,412	$152,106	$160,216
Gross profit	32,587	38,837	47,969	49,066
Operating (loss) income	(3,967)	2,232	10,667	10,398
Net (loss) income	(2,745)	1,433	6,417	6,305
Basic (loss) earnings per share	$(0.10)	$0.05	$0.23	$0.22
Diluted (loss) earnings per share	$(0.10)	$0.05	$0.22	$0.22

	Fiscal Year Ended January 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,190	$130,023	$141,692	$159,086
Gross profit	36,052	36,596	44,641	49,957
Operating income	2,129	1,104	5,387	9,476
Net income	1,282	560	2,814	2,885
Basic earnings per share	$0.05	$0.02	$0.10	$0.10
Diluted earnings per share	$0.05	$0.02	$0.10	$0.10

Note 18: Subsequent Event

On January 31, 2017, our Board of Director's declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017. Payment of the dividend was made on February 24, 2017.

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

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 28, 2017 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 28, 2017. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us, as an emerging growth company, to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
Management has determined that, as of January 28, 2017, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2017 (the “2017 Proxy Statement”).

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

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2017 Proxy Statement.

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

Item 16. Form 10-K Summary

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2017.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 20, 2017.

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13#
Offer Letter, dated as of January 15, 2011, by and between Daniel Griesemer and World of Jeans & Tops, d/b/a Tillys (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.14
Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on August 11, 2011)

10.15
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.16
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.17
Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.17.1
Amendment No. 1 to Amended and Restated Credit Agreement and between World of Jeans & Tops and Wells Fargo, NA dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2015)

10.17.2
Amendment No. 2 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2015)

10.17.3
Amendment No. 3 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2017)

10.18
Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19
Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20
Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21
Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.22
Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.23
Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.24
Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.25#
Offer Letter between Tilly’s, Inc. and Jennifer Ehrhardt entered into on August 28, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2013)

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

10.29#	Offer Letter between Tilly’s, Inc. and Jon Kubo entered into on July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016; (ii) Consolidated Statements of Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; and (vi) the Notes to the Consolidated Financial Statements.

*    Filed herewith

#    Management contract or compensatory plan.