Form 10-Q
period 2017-04-29
TILLY'S, INC.
filed 2017-05-31
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of May 25, 2017 the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	13,738,014
Class B common stock $0.001 par value	15,049,097

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended April 29, 2017

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 29, 2017	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$52,813	$78,994
Marketable securities	52,833	54,923
Receivables	4,737	3,989
Merchandise inventories	55,437	47,768
Prepaid expenses and other current assets	8,513	9,541
Total current assets	174,333	195,215
Property and equipment, net	87,823	89,219
Other assets	6,207	6,072
Total assets	$268,363	$290,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,842	$17,584
Accrued expenses	21,404	23,872
Deferred revenue	9,114	10,203
Accrued compensation and benefits	4,728	7,259
Current portion of deferred rent	5,834	5,643
Capital lease obligation	612	835
Total current liabilities	64,534	65,396
Long-term portion of deferred rent	34,356	35,890
Total liabilities	98,890	101,286
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; April 29, 2017 - 100,000 shares authorized, 13,678 shares issued and outstanding; January 28, 2017 - 100,000 shares authorized, 13,434 shares issued and outstanding	14	14
Common stock (Class B), $0.001 par value; April 29, 2017 - 35,000 shares authorized, 15,109 shares issued and outstanding; January 28, 2017 - 35,000 shares authorized, 15,329 shares issued and outstanding	15	15
Preferred stock, $0.001 par value; April 29, 2017 and January 28, 2017 - 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	138,797	138,102
Retained earnings	30,604	51,023
Accumulated other comprehensive income	43	66
Total stockholders’ equity	169,473	189,220
Total liabilities and stockholders’ equity	$268,363	$290,506
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$120,947	$120,218
Cost of goods sold (includes buying, distribution, and occupancy costs)	88,042	87,631
Gross profit	32,905	32,587
Selling, general and administrative expenses	33,234	36,554
Operating loss	(329)	(3,967)
Other income, net	238	76
Loss before income taxes	(91)	(3,891)
Income tax expense (benefit)	70	(1,146)
Net loss	$(161)	$(2,745)
Basic loss per share of Class A and Class B common stock	$(0.01)	$(0.10)
Diluted loss per share of Class A and Class B common stock	$(0.01)	$(0.10)
Weighted average basic shares outstanding	28,705	28,425
Weighted average diluted shares outstanding	28,705	28,425
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net loss	$(161)	$(2,745)
Other comprehensive loss:
Net change in unrealized gain on available-for-sale securities, net of tax	(23)	(10)
Other comprehensive loss	(23)	(10)
Comprehensive loss	$(184)	$(2,755)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2017	13,434	15,329	$29	$138,102	$51,023	$66	$189,220
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 2)	—	—	—	178	(178)	—	—
Net loss	—	—	—	—	(161)	—	(161)
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Restricted stock vesting	20	—	—	—	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(89)	—	—	(89)
Shares converted by founders	220	(220)	—	—	—	—	—
Stock-based compensation expense	—	—	—	577	—	—	577
Employee exercises of stock options	4	—	—	29	—	—	29
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(23)	(23)
Balance at April 29, 2017	13,678	15,109	$29	$138,797	$30,604	$43	$169,473
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities
Net loss	$(161)	$(2,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,829	5,805
Stock-based compensation expense	577	850
Impairment of assets	—	682
Loss on disposal of assets	4	3
Gain on sales and maturities of marketable securities	(152)	(51)
Deferred income taxes	(141)	29
Changes in operating assets and liabilities:
Receivables	(748)	(503)
Merchandise inventories	(7,669)	(8,362)
Prepaid expenses and other assets	1,049	(3,134)
Accounts payable	5,143	5,109
Accrued expenses	(3,807)	(1,970)
Accrued compensation and benefits	(2,531)	(1,536)
Deferred rent	(1,343)	(851)
Deferred revenue	(1,089)	(1,308)
Net cash used in operating activities	(5,039)	(7,982)
Cash flows from investing activities
Purchase of property and equipment	(2,983)	(4,325)
Proceeds from sale of property and equipment	—	5
Purchases of marketable securities	(29,818)	(19,943)
Maturities of marketable securities	32,022	25,000
Net cash (used in) provided by investing activities	(779)	737
Cash flows from financing activities
Dividends paid	(20,080)	—
Proceeds from exercise of stock options	29	—
Payment of capital lease obligation	(223)	(209)
Taxes paid in lieu of shares issued for stock-based compensation	(89)	(92)
Net cash used in financing activities	(20,363)	(301)
Change in cash and cash equivalents	(26,181)	(7,546)
Cash and cash equivalents, beginning of period	78,994	51,020
Cash and cash equivalents, end of period	$52,813	$43,474
Supplemental disclosures of cash flow information
Interest paid	$12	$25
Income taxes paid	—	$3,509
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,094	$3,802
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination youth culture specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an unparalleled selection of the most sought-after brands rooted in the action sports, team sports, music, art, and fashion influences inherent in the active and outdoor West Coast lifestyle. Tillys is headquartered in Irvine, California and we operated 222 stores in 31 states as of April 29, 2017. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the first quarters ended April 29, 2017 and April 30, 2016, are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to the fiscal quarters ended April 29, 2017 and April 30, 2016, refer to the first quarter ended as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Income Taxes
The provision for income taxes for interim periods is based on an estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. Significant management judgment is required in projecting ordinary income (loss) to estimate our annual effective tax rate.

Our effective income tax rates for the first quarters ended April 29, 2017 and April 30, 2016, include the write-off of deferred tax assets for discrete items related to the settlement of restricted stock and the exercise and expiration of stock options.
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income.
In February 2016, the FASB issued ASU, No. 2016-02, Leases (Accounting Standards Codification 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Note 3: Marketable Securities
Marketable securities as of April 29, 2017 consisted of commercial paper classified as available for sale and municipal bonds classified as held to maturity. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at April 29, 2017 and January 28, 2017 (in thousands):

	April 29, 2017
	Cost	Gross Unrealized Holding Gains	Fair Value
Commercial paper	$44,735	$72	$44,807
Municipal bonds	8,000	26	8,026
	$52,735	$98	$52,833

	January 28, 2017
	Cost	Gross Unrealized Holding Gains	Fair Value
Commercial paper	$44,785	$107	$44,892
Municipal bonds	8,000	10	8,010
Certificates of deposit	2,017	4	2,021
	$54,802	$121	$54,923
We recognized gains on investments for commercial paper that matured during the three months ended April 29, 2017 and April 30, 2016. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for marketable securities (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Gains on investments	$152	$51

Note 4: Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On January 31, 2017, our Board of Directors declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017. Payment of the dividend was made on February 24, 2017. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes not to be less than $1.0 million (calculated at the end of each fiscal quarter on a trailing 12-month basis), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense on a trailing 12-month basis, and (iii) requires minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year of $50.0 million.
As of April 29, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.

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

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  On January 12, 2017, Plaintiff filed an appeal of the order to the California Court of Appeal, and Plaintiff’s opening brief is due to be filed on May 30, 2017.  We have defended this case vigorously and will continue to do so.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We concluded this matter with the payment of the final settlement in April 20, 2017. The final settlement amount was not materially different from the amount previously accrued when a loss provision was established.
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets for impairment using Company specific assumptions which would fall within Level 3 of the fair value hierarchy.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During the first quarters ended April 29, 2017 and April 30, 2016, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of April 29, 2017 and January 28, 2017, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	April 29, 2017			January 28, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$48,456	$—	$—	$76,177	$—	$—
Commercial paper	—	—	—	—	4,993	—
Marketable securities:
Commercial paper	$—	$44,807	$—	$—	$44,892	$—
Municipal bonds	—	8,026	—	—	8,010	—
Certificates of deposit	—	—	—	—	2,021	—
(1) Excludes cash.

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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the first quarter of fiscal 2017, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that all of our stores would be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores.

	Three Months Ended
	April 29, 2017	April 30, 2016
	($ in thousands)
Carrying value of assets with impairment	NA	$856
Fair value of assets impaired	NA	$174
Number of stores tested for impairment	7	8
Number of stores with impairment	NA	3

NA - Not applicable.
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of April 29, 2017, there were 1,741,021 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the first quarter ended April 29, 2017 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2017	1,842,375	$9.98
Granted	401,000	$8.69
Exercised	(4,200)	$6.74
Forfeited	(25,750)	$8.91
Expired	(2,500)	$15.50
Outstanding at April 29, 2017	2,210,925	$9.76	7.8	$3,224
Vested and expected to vest at April 29, 2017	2,210,925	$9.76	7.8	$3,224
Exercisable at April 29, 2017	1,002,175	$12.28	6.1	$717

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $9.56 at April 29, 2017.

The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. As of January 29, 2017, we account for forfeitures as they occur. We will issue shares of Class A common stock when the options are exercised.
The fair values of stock options granted during the first quarter ended April 29, 2017 and April 30, 2016 were estimated on the grant date using the following assumptions:

	Three Months Ended
	April 29, 2017	April 30, 2016
Weighted average grant-date fair value per option granted	$4.01	$3.54
Expected option term (1)	5.0 years	5.0 years
Weighted average expected volatility factor (2)	51.4%	61.6%
Weighted average risk-free interest rate (3)	1.9%	1.4%
Expected annual dividend yield	—%	—%

(1)
We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)
Stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

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
A summary of the status of non-vested restricted stock changes during the first quarter ended April 29, 2017 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2017	166,960	$12.12
Vested	(30,000)	$16.07
Forfeited	(3,750)	$16.07
Nonvested at April 29, 2017	133,210	$11.12

Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Cost of goods sold	$141	$320
Selling, general and administrative expenses	436	530
Stock-based compensation	$577	$850
At April 29, 2017, there was $5.3 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.7 years.
Note 8: Loss Per Share
Loss per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net loss	$(161)	$(2,745)
Weighted average basic shares outstanding	28,705	28,425
Weighted average shares for diluted earnings per share	28,705	28,425
Basic loss per share of Class A and Class B common stock	$(0.01)	$(0.10)
Diluted loss per share of Class A and Class B common stock	$(0.01)	$(0.10)
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Stock options	1,341	2,113
Restricted stock	57	176
Total	1,398	2,290

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part II Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Tillys is a destination youth culture specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of the most sought-after brands rooted in the action sports, team sports, music, art and fashion inherent in the active and outdoor West Coast lifestyle. Our West Coast heritage dates back to 1982 when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of April 29, 2017, we operated 222 stores, averaging 7,600 square feet, in 31 states. We also sell our products through our e-commerce website, www.tillys.com.

Known or Anticipated Trends
We, and teen retail in general, have experienced general downward trend in traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue despite the slight improvement in store traffic that we experienced in the fourth quarter of fiscal 2016 and first quarter of fiscal 2017.
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
Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product departments such as 'young men's and women's apparel', footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percent of sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. In those periods, various costs, such as occupancy costs, generally do not increase in proportion to the seasonal sales increase.
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
Operating Income (Loss)
Operating income (loss) equals gross profit less SG&A expenses. Operating income (loss) excludes interest income, interest expense and income taxes. Operating income (loss) percentage measures operating income as a percentage of our net sales.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales.

	Three Months Ended
	April 29, 2017	April 30, 2016

Statements of Operations Data:
Net sales	$120,947	$120,218
Cost of goods sold	88,042	87,631
Gross profit	32,905	32,587
Selling, general and administrative expenses	33,234	36,554
Operating loss	(329)	(3,967)
Other income, net	238	76
Loss before income taxes	(91)	(3,891)
Income tax expense (benefit)	70	(1,146)
Net loss	$(161)	$(2,745)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	72.8%	72.9%
Gross profit	27.2%	27.1%
Selling, general and administrative expenses	27.5%	30.4%
Operating loss	(0.3)%	(3.3)%
Other income, net	0.2%	0.1%
Loss before income taxes	(0.1)%	(3.2)%
Income tax expense (benefit)	—%	(0.9)%
Net loss	(0.1)%	(2.3)%
The following table presents store operating data for the periods indicated:

	Three Months Ended
	April 29, 2017	April 30, 2016
Operating Data:
Stores operating at end of period	222	224
Comparable store sales change (1)	0.6%	(4.1)%
Total square feet at end of period (in thousands)	1,697	1,704
Average net sales per brick-and-mortar store (in thousands) (2)	$470	$468
Average net sales per square foot (2)	$62	$61
E-commerce revenues (in thousands) (3)	$16,252	$15,327
E-commerce revenues as a percentage of net sales	13.4%	12.7%

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

First Quarter Ended April 29, 2017 Compared to First Quarter Ended April 30, 2016

Net Sales
Net sales were $120.9 million in the first quarter of fiscal 2017 compared to $120.2 million in the first quarter of fiscal 2016, an increase of $0.7 million, or 0.6%.
The increases in net sales were attributed to an increase in comparable store sales of 0.6% driven by e-commerce growth as compared to the first quarter of fiscal 2016. E-commerce revenues represented 13.4% of our total net sales, or $16.3 million, in the first quarter of fiscal 2017 as compared to 12.7%, or $15.3 million, in the first quarter of fiscal 2016. Our comparable store sales were driven by single-digit percentage increases in mens and boys departments, offset by low single-digit percentage decreases in womens, girls, footwear and accessories departments.
Gross Profit
Gross profit was $32.9 million in the first quarter of fiscal 2017 compared to $32.6 million in the first quarter of fiscal 2016, an increase of $0.3 million, or 0.9%. Gross margin, or gross profit as a percentage of net sales, was 27.2% during the first quarter of fiscal 2017 and 27.1% during the first quarter of fiscal 2016. The comparable changes in gross margin were as follows:

%	Attributable to
0.8%	Decrease in distribution, buying and occupancy costs as a percentage of net sales, primarily due to a reduction in the total number of stores by two.
(0.7)%	Decrease in product margins primarily due to higher markdowns.
0.1%	Total
Selling, General and Administrative Expenses
SG&A expenses were $33.2 million in the first quarter of fiscal 2017 compared to $36.6 million in the first quarter of fiscal 2016, a decrease of $3.4 million, or 9.3%. As a percentage of net sales, SG&A expenses were 27.5% and 30.4% during the first quarter of fiscal 2017 and first quarter of fiscal 2016, respectively. The components of the SG&A decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(1.4)%	$(1.7)	Decrease in legal loss provisions.
(1.0)%	(1.2)	Decrease due to more efficient marketing spend.
(0.6)%	(0.7)	Decrease due to lower store impairment charges.
0.1%	0.2	Increase in various other SG&A expenses.
(2.9)%	$(3.4)	Total
Operating Loss
Operating loss was $0.3 million, or 0.3% of net sales, in the first quarter of fiscal 2017 compared to $4.0 million, or 3.3% of net sales, for the first quarter of fiscal 2016. The decrease in operating loss as compared to the first quarter of fiscal 2016 was primarily due to lower SG&A as a percentage of net sales.
Income Tax Expense (Benefit)
Income tax expense was $0.1 million in the first quarter of fiscal 2017 compared to an income tax benefit of $1.1 million in the first quarter of fiscal 2016. The income tax expense in the first quarter of fiscal 2017 was primarily due to the tax impact of discrete items related to employee stock grant activity in the first quarter of fiscal 2017.
Net Loss and Loss Per Share
Net loss was $0.2 million for the first quarter of fiscal 2017 compared to $2.7 million for the first quarter of fiscal 2016, representing a decrease in net loss of $2.5 million, due to the factors discussed above. Loss per share was $0.01 for the first quarter of fiscal 2017 compared to $0.10 for the first quarter of fiscal 2016.

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
Working capital at April 29, 2017, was $109.8 million compared to $129.8 million at January 28, 2017, a decrease of $20.0 million. The changes in our working capital during the first three months of fiscal 2017 were as follows:

$ millions	Description
$129.8	Working capital at January 28, 2017
(28.3)	Decrease in cash, cash equivalents and marketable securities
2.4	Increase in merchandise inventories, net of merchandise payables
2.5	Decrease in accrued compensation and benefits
3.4	Net increase from changes in all other current assets and liabilities
$109.8	Working capital at April 29, 2017
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016
Net cash used in operating activities	$(5,039)	$(7,982)
Net cash (used in) provided by investing activities	(779)	737
Net cash used in financing activities	(20,363)	(301)
Net decrease in cash and cash equivalents	$(26,181)	$(7,546)
Net Cash Used In Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows used in operating activities were $5.0 million during the first quarter of fiscal 2017 compared to $8.0 million in the first quarter of fiscal 2016. The $3.0 million decrease in cash used in operating activities was primarily due to the $2.6 million decrease in operating loss and decreases in prepaid expenses as compared to the first quarter of fiscal 2016.

Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $0.8 million during the first quarter of fiscal 2017 compared to net cash provided by investing activities of $0.7 million during the first quarter of fiscal 2016. Net cash used in investing activities in the first quarter of fiscal 2017 consisted of capital expenditures totaling $3.0 million, partially offset by net proceeds from marketable securities of $2.2 million. Net cash provided by investing activities during the first quarter of fiscal 2016 primarily consisted of capital expenditures totaling $4.3 million, partially offset by net proceeds from marketable securities of $5.1 million.
Net Cash Used in Financing Activities
Cash flows used in financing activities consist primarily of cash dividend payments, payments on our capital lease obligation and proceeds from employee exercises of stock options.

Net cash used in financing activities was $20.4 million during the first quarter of fiscal 2017 compared to $0.3 million during the first quarter of fiscal 2016. Financing activities in the first quarter of fiscal 2017 primarily consisted of dividends paid of $20.1 million and cash payments on our capital lease obligation of $0.2 million. Financing activities in the first quarter of fiscal 2016 primarily consisted of cash payments on our capital lease obligation of $0.2 million.

Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On January 31, 2017, our Board of Directors declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017. Payment of the dividend was made on February 24, 2017. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes not to be less than $1.0 million (calculated at the end of each fiscal quarter on a trailing 12-month basis), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense on a trailing 12-month basis, and (iii) requires minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year of $50.0 million.
As of April 29, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of April 29, 2017, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income.
In February 2016, the FASB issued ASU, No. 2016-02, Leases (Accounting Standards Codification 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for us in the first quarter of fiscal 2019, with early adoption permitted. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of April 29, 2017, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  On January 12, 2017, Plaintiff filed an appeal of the order to the California Court of Appeal, and Plaintiff’s opening brief is due to be filed on May 30, 2017.  We have defended this case vigorously and will continue to do so.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC 548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We concluded this matter with the payment of the final settlement in April 20, 2017. The final settlement amount was not materially different from the amount previously accrued when a loss provision was established.
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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date: May 30, 2017
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 30, 2017
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)