Form 10-Q
period 2017-06-29
TILLY'S, INC.
filed 2017-08-31
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 25, 2017 the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	13,874,419
Class B common stock $0.001 par value	14,948,497

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended July 29, 2017

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,567	$78,994	$56,466
Marketable securities	66,064	54,923	39,926
Receivables	6,829	3,989	8,940
Merchandise inventories	75,033	47,768	76,820
Prepaid expenses and other current assets	9,391	9,541	11,131
Total current assets	200,884	195,215	193,283
Property and equipment, net	89,130	89,219	97,424
Other assets	6,843	6,072	5,258
Total assets	$296,857	$290,506	$295,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,729	$17,584	$41,408
Accrued expenses	29,097	23,872	21,269
Deferred revenue	9,277	10,203	7,390
Accrued compensation and benefits	7,834	7,259	6,755
Current portion of deferred rent	5,836	5,643	6,237
Capital lease obligation	386	835	885
Total current liabilities	94,159	65,396	83,944
Long-term portion of deferred rent	33,080	35,890	38,365
Long-term portion of capital lease obligation	—	—	386
Total liabilities	127,239	101,286	122,695
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; July 29, 2017 - 100,000 shares authorized, 13,864 shares issued and outstanding; January 28, 2017 - 100,000 shares authorized, 13,434 shares issued and outstanding; July 30, 2016 - 100,000 shares authorized, 12,479 shares issued and outstanding	14	14	12
Common stock (Class B), $0.001 par value; July 29, 2017 - 35,000 shares authorized, 14.958 shares issued and outstanding; January 28, 2017 - 35,000 shares authorized, 15,329 shares issued and outstanding; July 30, 2016 - 35,000 shares authorized, 16,069 shares issued and outstanding	15	15	16
Preferred stock, $0.001 par value; July 29, 2017, January 28, 2017 and July 30, 2016 - 10,000 shares authorized, no shares issued or outstanding	—	—	—
Additional paid-in capital	139,479	138,102	134,910
Retained earnings	30,008	51,023	38,301
Accumulated other comprehensive income	102	66	31
Total stockholders’ equity	169,618	189,220	173,270
Total liabilities and stockholders’ equity	$296,857	$290,506	$295,965
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$138,810	$136,412	$259,757	$256,630
Cost of goods sold (includes buying, distribution, and occupancy costs)	97,881	97,575	185,923	185,206
Gross profit	40,929	38,837	73,834	71,424
Selling, general and administrative expenses	42,168	36,605	75,402	73,159
Operating (loss) income	(1,239)	2,232	(1,568)	(1,735)
Other income, net	197	91	435	167
(Loss) Income before income taxes	(1,042)	2,323	(1,133)	(1,568)
Income tax (benefit) expense	(446)	890	(376)	(256)
Net (loss) income	$(596)	$1,433	$(757)	$(1,312)
Basic (loss) income per share of Class A and Class B common stock	$(0.02)	$0.05	$(0.03)	$(0.05)
Diluted (loss) income per share of Class A and Class B common stock	$(0.02)	$0.05	$(0.03)	$(0.05)
Weighted average basic shares outstanding	28,751	28,462	28,728	28,443
Weighted average diluted shares outstanding	28,751	28,466	28,728	28,443
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income	$(596)	$1,433	$(757)	$(1,312)
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities, net of tax	59	19	36	9
Other comprehensive income	59	19	36	9
Comprehensive (loss) income	$(537)	$1,452	$(721)	$(1,303)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2017	13,434	15,329	$29	$138,102	$51,023	$66	$189,220
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 2)	—	—	—	178	(178)	—	—
Net loss	—	—	—	—	(757)	—	(757)
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Restricted stock vesting	44	—	—	—	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(101)	—	—	(101)
Shares converted by founders	371	(371)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,195	—	—	1,195
Employee exercises of stock options	15	—	—	105	—	—	105
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	36	36
Balance at July 29, 2017	13,864	14,958	$29	$139,479	$30,008	$102	$169,618
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities
Net loss	$(757)	$(1,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,904	11,650
Stock-based compensation expense	1,195	1,459
Impairment of assets	451	1,523
Loss (Gain) on disposal of assets	16	(16)
Gain on sales and maturities of marketable securities	(266)	(106)
Deferred income taxes	(364)	(226)
Changes in operating assets and liabilities:
Receivables	(2,840)	(3,543)
Merchandise inventories	(27,265)	(25,463)
Prepaid expenses and other assets	(280)	(2,150)
Accounts payable	24,116	25,100
Accrued expenses	(74)	1,946
Accrued compensation and benefits	575	1,004
Deferred rent	(2,617)	(2,395)
Deferred revenue	(926)	(1,259)
Net cash provided by operating activities	2,868	6,212
Cash flows from investing activities
Purchase of property and equipment	(6,954)	(10,415)
Proceeds from sale of property and equipment	—	43
Purchases of marketable securities	(62,898)	(39,873)
Maturities of marketable securities	52,082	50,000
Net cash used in investing activities	(17,770)	(245)
Cash flows from financing activities
Dividends paid	(20,080)	—
Proceeds from exercise of stock options	105	—
Payment of capital lease obligation	(449)	(422)
Taxes paid in lieu of shares issued for stock-based compensation	(101)	(99)
Net cash used in financing activities	(20,525)	(521)
Change in cash and cash equivalents	(35,427)	5,446
Cash and cash equivalents, beginning of period	78,994	51,020
Cash and cash equivalents, end of period	$43,567	$56,466
Supplemental disclosures of cash flow information
Interest paid	$20	$48
Income taxes paid	$4,606	$3,520
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$5,328	$1,183
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination youth culture specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an unparalleled selection of the most sought-after brands rooted in the action sports, team sports, music, art, and fashion influences inherent in the active and outdoor West Coast lifestyle. Tillys is headquartered in Irvine, California and we operated 221 stores in 31 states as of July 29, 2017. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984, the business has been conducted through World of Jeans & Tops, a California corporation ("WOJT"), which operates under the name “Tillys”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering. As part of the initial public offering in May 2012, WOJT became a wholly owned subsidiary of Tilly’s, Inc.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the second quarters and first halves ended July 29, 2017 and July 30, 2016, respectively, are not necessarily indicative of results to be expected for the full fiscal year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 ("fiscal 2016").

We have reclassified certain prior period balance sheet amounts within our consolidated balance sheets to conform to our current period presentation.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2017 refer to the fiscal year ending February 3, 2018. References to the fiscal quarters or halves ended July 29, 2017, and July 30, 2016, refer to the three and six months ended, respectively, as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.

New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized under the remote method and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. The new guidance also requires enhanced disclosures, such as revenue recognition policies that require significant judgment and identification of performance obligations to customers. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Accounting Standards Codification 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02, which will become effective for us in the first quarter of fiscal 2019, with early adoption permitted, must be adopted using the modified retrospective method. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities as of July 29, 2017 consisted of commercial paper classified as available-for-sale and fixed income securities classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at July 29, 2017, January 28, 2017 and July 30, 2016 (in thousands):

	July 29, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,713	$170	$44,883
Fixed income securities	21,181	—	21,181
	$65,894	$170	$66,064

	January 28, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,785	$107	$44,892
Fixed income securities	10,031	—	10,031
	$54,816	$107	$54,923

	July 30, 2016
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$39,874	$52	$39,926

We recognized gains on investments for commercial paper that matured during the second quarter and first half ended July 29, 2017. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of (Loss) Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gains on investments	$83	$55	$215	$106

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
As of July 29, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $6.9 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  We filed our initial response to this matter with the court in March 2017.  The parties attended a mediation in June 2017.  In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval and the execution of a final settlement agreement.  We recorded an estimated loss provision of $6.2 million in connection with the proposed settlement in the second quarter ended July 29, 2017.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal, and the plaintiff’s opening brief was most recently due to be filed on July 31, 2017, pursuant to the parties’ stipulation, but it was not filed on that date. On August 16, 2017, the clerk of the California Court of Appeal sent a letter to the parties advising of plaintiff’s default in filing the opening brief, and setting the deadline for plaintiffs to do so within 15 days, per California Rule of Court Rule 8.220.  Accordingly, the plaintiff’s opening brief is now due to be filed on August 31, 2017. We have defended this case vigorously and will continue to do so.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We concluded this matter with the payment of the final settlement in April 2017. The final settlement amount was not materially different from the amount previously accrued when a loss provision was established.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $0.7 million. We will utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as either available-for-sale or held-to-maturity securities, and certain cash equivalents, specifically money market securities, commercial paper and bonds. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.

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
During the second quarters ended July 29, 2017 and July 30, 2016, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 29, 2017, January 28, 2017 and July 30, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 29, 2017			January 28, 2017			July 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$35,508	$—	$—	$76,177	$—	$—	$50,848	$—	$—
Commercial paper	—	—	—	—	4,993	—	—	—	—
Marketable securities:
Commercial paper	$—	$44,883	$—	$—	$44,892	$—	$—	$39,926	$—
Fixed income securities	—	21,181	—	—	10,031	—	—	—	—
(1) Excluding cash.

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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the second quarter of fiscal 2017, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that two of our stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the three and six months ended July 29, 2017 of approximately $0.5 million to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	($ in thousands)
Carrying value of assets with impairment	$451	$840	$451	$1,696
Fair value of assets impaired	$—	$—	$—	$173
Number of stores tested for impairment	6	12	8	13
Number of stores with impairment	2	3	2	6

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of July 29, 2017, there were 1,723,764 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the six months ended July 29, 2017 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2017	1,842,375	$9.98
Granted	406,000	$8.71
Exercised	(15,500)	$6.76
Forfeited	(32,750)	$8.92
Expired	(16,250)	$13.87
Outstanding at July 29, 2017	2,183,875	$9.76	7.5	$3,922
Vested and expected to vest at July 29, 2017	2,183,875	$9.76	7.5	$3,922
Exercisable at July 29, 2017	995,875	$12.25	5.9	$852

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $10.12 at July 29, 2017.

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
The fair values of stock options granted during the three and six months ended July 29, 2017 and July 30, 2016 were estimated on the grant date using the following assumptions:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Weighted average grant-date fair value per option granted	$4.60	$3.33	$4.02	$3.52
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	50.5%	66.2%	51.4%	62.1%
Weighted average risk-free interest rate (3)	1.8%	1.2%	1.9%	1.4%
Expected annual dividend yield	—%	—%	—%	—%

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
A summary of the status of non-vested restricted stock changes during the six months ended July 29, 2017 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2017	166,960	$12.12
Granted	23,100	$10.39
Vested	(74,528)	$11.09
Forfeited	(3,750)	$16.07
Nonvested at July 29, 2017	111,782	$12.32
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of (Loss) Income (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of goods sold	$159	$222	$300	$542
Selling, general and administrative expenses	459	387	895	917
Stock-based compensation	$618	$609	$1,195	$1,459
At July 29, 2017, there was $4.9 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.5 years.
Note 8: (Loss) Income Per Share
(Loss) Income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.

The components of basic and diluted (loss) income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net (loss) income	$(596)	$1,433	$(757)	$(1,312)
Weighted average basic shares outstanding	28,751	28,462	28,728	28,443
Dilutive effect of stock options and restricted stock	—	4	—	—
Weighted average shares for diluted earnings per share	28,751	28,466	28,728	28,443
Basic (loss) income per share of Class A and Class B common stock	$(0.02)	$0.05	$(0.03)	$(0.05)
Diluted (loss) income per share of Class A and Class B common stock	$(0.02)	$0.05	$(0.03)	$(0.05)

 The following stock options and restricted stock have been excluded from the calculation of diluted (loss) income per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock options	2,184	2,097	2,184	2,097
Restricted stock	112	52	112	173
Total	2,296	2,149	2,296	2,270

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

Overview
Tillys is a destination youth culture specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of the most sought-after brands rooted in the action sports, team sports, music, art and fashion inherent in the active and outdoor West Coast lifestyle. Our West Coast heritage dates back to 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of July 29, 2017, we operated 221 stores, averaging 7,600 square feet, in 31 states. We also sell our products through our e-commerce website, www.tillys.com.

Known or Anticipated Trends
The retail industry has experienced a general downward trend in traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we have experienced during the first half of fiscal 2017. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends.
We expect to open two new stores during the fourth quarter of fiscal 2017. Rather than open a significant number of new stores, we will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating (loss) income.

Net Sales

Net sales reflect revenue from the sale of our merchandise at store locations as well as sales of merchandise through our e-commerce platform, which is reflected in sales when the merchandise is received by the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been delivered to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Net sales are adjusted for the unredeemed awards and accumulated partial points on our customer loyalty program. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are used to purchase merchandise. However, over time, the redemption of some gift cards becomes remote (referred to as "gift card breakage"). Revenue from estimated gift card breakage is also included in net sales.
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
Operating (Loss) Income
Operating (loss) income equals gross profit less SG&A expenses. Operating (loss) income excludes interest income, interest expense and income taxes. Operating (loss) income percentage measures operating (loss) income as a percentage of our net sales.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales.

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Statements of Operations Data:
Net sales	$138,810	$136,412	$259,757	$256,630
Cost of goods sold	97,881	97,575	185,923	185,206
Gross profit	40,929	38,837	73,834	71,424
Selling, general and administrative expenses	42,168	36,605	75,402	73,159
Operating (loss) income	(1,239)	2,232	(1,568)	(1,735)
Other income, net	197	91	435	167
(Loss) Income before income taxes	(1,042)	2,323	(1,133)	(1,568)
Income tax (benefit) expense	(446)	890	(376)	(256)
Net (loss) income	$(596)	$1,433	$(757)	$(1,312)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.5%	71.5%	71.6%	72.2%
Gross profit	29.5%	28.5%	28.4%	27.8%
Selling, general and administrative expenses	30.4%	26.8%	29.0%	28.5%
Operating (loss) income	(0.9)%	1.7%	(0.6)%	(0.7)%
Other income, net	0.1%	0.0%	0.2%	0.1%
(Loss) Income before income taxes	(0.8)%	1.7%	(0.4)%	(0.6)%
Income tax (benefit) expense	(0.4)%	0.6%	(0.1)%	(0.1)%
Net (loss) income	(0.4)%	1.1%	(0.3)%	(0.5)%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating Data:
Stores operating at end of period	221	225	221	225
Comparable store sales change (1)	2.1%	0.9%	1.4%	(1.4)%
Total square feet at end of period (in thousands)	1,690	1,713	1,690	1,713
Average net sales per brick-and-mortar store (in thousands) (2)	$549	$533	$1,020	$1,001
Average net sales per square foot (2)	$72	$70	$133	$132
E-commerce revenues (in thousands) (3)	$16,853	$16,199	$33,105	$31,527
E-commerce revenues as a percentage of net sales	12.1%	11.9%	12.7%	12.3%

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

Second Quarter Ended July 29, 2017 Compared to Second Quarter Ended July 30, 2016

Net Sales
Net sales were $138.8 million in the second quarter of fiscal 2017 compared to $136.4 million in the second quarter of fiscal 2016, an increase of $2.4 million, or 1.8%.
The increases in net sales were attributed to an increase in comparable store sales of 2.1% driven by an increase in store traffic, and e-commerce growth as compared to the second quarter of fiscal 2016. E-commerce revenues represented 12.1% of our total net sales, or $16.9 million, in the second quarter of fiscal 2017 as compared to 11.9%, or $16.2 million, in the second quarter of fiscal 2016. Our comparable store sales were characterized by high single-digit percentage increases in mens, and low single-digit percentage increases in womens, boys and footwear departments, offset by low single-digit percentage decreases in girls and accessories departments.
Gross Profit
Gross profit was $40.9 million in the second quarter of fiscal 2017 compared to $38.8 million in the second quarter of fiscal 2016, an increase of $2.1 million, or 5.4%. Gross margin, or gross profit as a percentage of net sales, was 29.5% during the second quarter of fiscal 2017 and 28.5% during the second quarter of fiscal 2016. The comparable changes in gross margin were as follows:

%	Attributable to
0.6%	Increase in product margins primarily due to lower markdowns
0.4%	Decrease in distribution, buying and occupancy costs as a percentage of net sales, primarily due to an increase in sales
1.0%	Total
Selling, General and Administrative Expenses
SG&A expenses were $42.2 million in the second quarter of fiscal 2017 compared to $36.6 million in the second quarter of fiscal 2016, an increase of $5.6 million, or 15.3%. As a percentage of net sales, SG&A expenses were 30.4% for the second quarter of fiscal 2017 compared to 26.8% during the second quarter of fiscal 2016. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
4.4%	$6.2	Increase due to a legal provision
0.4%	0.6	Increase in expenses associated with several information technology system implementations
0.2%	0.5	Increase in store payroll, primarily as a result of minimum wage increases
(1.0)%	(1.4)	Decrease in marketing spend
(0.3)%	(0.4)	Decrease in non-cash store impairment charges
(0.1)%	0.1	Increase in all other SG&A expenses
3.6%	$5.6	Total
Operating (Loss) Income
Operating loss was $(1.2) million, or (0.9)% of net sales, in the second quarter of fiscal 2017 compared to operating income of $2.2 million, or 1.7% of net sales, for the second quarter of fiscal 2016. The operating loss was primarily due to the $6.2 million legal provision recorded in the second quarter of fiscal 2017.
Income Tax (Benefit) Expense
Income tax benefit was $(0.4) million in the second quarter of fiscal 2017 compared to income tax expense of $0.9 million in the second quarter of fiscal 2016. Our effective tax rates were 42.8% and 38.3% for second quarter of fiscal 2017 and second quarter of fiscal 2016, respectively. The increase in our effective tax rate for the second quarter of fiscal 2017 was primarily due to the effect of discrete items related to the expiration of stock options, exercises of stock options and settlement of restricted stock during the second quarter of fiscal 2017.

Net (Loss) Income and (Loss) Income Per Share
Net loss was $(0.6) million for the second quarter of fiscal 2017 compared to net income of $1.4 million for the second quarter of fiscal 2016, representing a decrease of $2.0 million, due to the factors discussed above. Loss per share was $(0.02) for the second quarter of fiscal 2017 compared to income per share of $0.05 for the second quarter of fiscal 2016.

First Half Ended July 29, 2017 Compared to First Half Ended July 30, 2016
Net Sales
Net sales were $259.8 million in the first half of fiscal 2017 compared to $256.6 million in the first half of fiscal 2016, an increase of $3.1 million, or 1.2%.
The increases in net sales were attributed to an increase in comparable store sales of 1.4% driven by an increase in store traffic, and e-commerce growth as compared to the first half of fiscal 2016. E-commerce revenues represented 12.7% of our total net sales, or $33.1 million, in the first half of fiscal 2017 as compared to 12.3%, or $31.5 million, in the first half of fiscal 2016. Our comparable store sales were characterized by single-digit percentage increases in mens, boys and womens departments, partially offset by low single-digit percentage decreases in girls, footwear and accessories departments.
Gross Profit
Gross profit was $73.8 million in the first half of fiscal 2017 compared to $71.4 million in first half of fiscal 2016, an increase of $2.4 million, or 3.4%. Gross margin, or gross profit as a percentage of net sales, was 28.4% and 27.8% during the first half of fiscal 2017 and fiscal 2016, respectively. The comparable changes in gross margin were as follows:

%	Attributable to
(0.6)%	Decrease in buying, distribution and occupancy costs
—%	Product margins were flat
(0.6)%	Total
Selling, General and Administrative Expenses
SG&A expenses were $75.4 million in the first half of fiscal 2017 compared to $73.2 million in the first half of fiscal 2016, an increase of $2.2 million, or 3.1%. As a percentage of net sales, SG&A expenses were 29.0% and 28.5% during the first half of fiscal 2017 and fiscal 2016, respectively. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
1.7%	$4.5	Net increase in year over year legal provisions
0.3%	0.9	Increase in expenses associated with several information technology system implementations
0.2%	0.8	Increase in store payroll, primarily due to minimum wage increases
(1.0)%	(2.5)	Decrease in marketing spend
(0.4)%	(1.1)	Decrease in non-cash store asset impairment charges
(0.3)%	(0.4)	Decrease in all other SG&A expenses
0.5%	$2.2	Total
Operating Loss

Operating loss was $(1.6) million, or (0.6)% of net sales, for the first half of fiscal 2017 compared to $(1.7) million, or (0.7)% of net sales, for the first half of fiscal 2016.
Income Tax Benefit
Income tax benefit was $(0.4) million, or 33.2% of loss before taxes, for the first half of fiscal 2017 compared to $(0.3) million, or 16.3% of loss before taxes, for the first half of fiscal 2016. The increase in our effective tax rate for the first half of fiscal 2017 was primarily due to discrete items related to the expiration of stock options, exercises of stock options and settlement of restricted stock during the first half of 2017.

Net Loss and Loss Per Share
Net loss was $(0.8) million for the first half of fiscal 2017 compared to $(1.3) million for the first half of fiscal 2016, due to the factors discussed above. Basic and diluted loss per share was $(0.03) for the first half of fiscal 2017 compared to $(0.05) for the first half of fiscal 2016.

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
Working capital at July 29, 2017, was $106.7 million compared to $129.8 million at January 28, 2017, a decrease of $23.1 million. The changes in our working capital during the first half of fiscal 2017 were as follows:

$ millions	Description
$129.8	Working capital at January 28, 2017
(24.3)	Decrease in cash, cash equivalents and marketable securities, primarily due to the payment of a $20.1 million special dividend in February 2017
1.2	Net increase from changes in all other current assets and liabilities
$106.7	Working capital at July 29, 2017
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Six Months Ended
	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$2,868	$6,212
Net cash used in investing activities	(17,770)	(245)
Net cash used in financing activities	(20,525)	(521)
Net (decrease) increase in cash and cash equivalents	$(35,427)	$5,446
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows provided by operating activities were $2.9 million during the first half of fiscal 2017 compared to $6.2 million in the first half of fiscal 2016. The $3.3 million decrease in cash provided by operating activities was primarily due to the timing of vendor payments.

Net Cash Used In Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $17.8 million during the first half of fiscal 2017 compared to $0.2 million during the first half of fiscal 2016. Net cash used in investing activities in the first half of fiscal 2017 consisted of capital expenditures totaling $7.0 million and purchases of marketable securities of $62.9 million, partially offset by proceeds from the maturities of marketable securities of $52.1 million. Net cash used in investing activities during the first half of fiscal 2016 primarily consisted of capital expenditures totaling $10.4 million, partially offset by net proceeds from marketable securities of $10.1 million.

Net Cash Used in Financing Activities
Cash flows used in financing activities consist primarily of cash dividend payments, payments on our capital lease obligation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $20.5 million during the first half of fiscal 2017 compared to $0.5 million during the first half of fiscal 2016. Financing activities in the first half of fiscal 2017 primarily consisted of dividends paid of $20.1 million and cash payments on our capital lease obligation of $0.4 million. Financing activities in the first half of fiscal 2016 primarily consisted of cash payments on our capital lease obligation of $0.4 million.

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
As of July 29, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of July 29, 2017, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized under the remote method and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. The new guidance also requires enhanced disclosures, such as revenue recognition policies that require significant judgment and identification of performance obligations to customers. We currently do not expect the adoption of this update to have a material effect on our consolidated results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Accounting Standards Codification 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02, which will become effective for us in the first quarter of fiscal 2019, with early adoption permitted, must be adopted using the modified retrospective method. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 29, 2017, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $6.9 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  We filed our initial response to this matter with the court in March 2017. The parties attended a mediation in June 2017.  In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval and the execution of a final settlement agreement.  We recorded an estimated loss provision of $6.2 million in connection with the proposed settlement in the second quarter ended July 29, 2017.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us, alleging violations of California's wage and hour rules and regulations and unfair competition law.  Specifically, the complaint asserted a violation of the applicable California Wage Order for alleged failure to pay reporting time pay, as well as several derivative claims.  The complaint sought certification of a class, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint, on the grounds that the plaintiff failed to state a cause of action against Tilly's.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  At the hearing on the plaintiff's demurrer, the court granted the plaintiff leave to amend her complaint.  The plaintiff filed an amended complaint in July 2016, which brought the same claims as her original complaint but added various factual allegations.  In August 2016, we filed a demurrer as to the plaintiff's amended complaint, on the grounds that the plaintiff's amended complaint still failed to state a cause of action against Tilly's, for the same reasons that the court granted our demurrer as to the plaintiff's original complaint. In November 2016, the court entered a written order sustaining our demurrer, and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal, and the plaintiff’s opening brief was most recently due to be filed on July 31, 2017, pursuant to the parties’ stipulation, but it was not filed on that date.  On August 16, 2017, the clerk of the California Court of Appeal sent a letter to the parties advising of plaintiff’s default in filing the opening brief, and setting the deadline for plaintiffs to do so within 15 days, per California Rule of Court Rule 8.220.  Accordingly, plaintiff’s opening brief is now due to be filed on August 31, 2017. We have defended this case vigorously and will continue to do so.
Karina Whitten, on behalf of herself and all others similarly situated, v. Tilly’s Inc., Superior Court of California, County of Los Angeles, Case No. BC548252. In June 2014, the plaintiff filed a putative class action and representative Private Attorney General Act of 2004 lawsuit against us alleging violations of California’s wage and hour, meal break and rest break rules and regulations, and unfair competition law, among other things. The complaint sought class certification, penalties, restitution, injunctive relief and attorneys’ fees and costs. The plaintiff filed a first amended complaint in December 2014. We answered the complaint in January 2015, denying all allegations. We engaged in mediation in May 2016, and the parties reached a resolution that was presented to the court for preliminary approval in September 2016. The court preliminarily approved the settlement in October 2016, and notice of the settlement was issued to class members. Upon completion of the claims process, the court approved the final settlement in February 2017.  We concluded this matter with the payment of the final settlement in April 2017. The final settlement amount was not materially different from the amount previously accrued when a loss provision was established.
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against us and the vendor related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we have agreed to guarantee such payments. In the event of the vendor's default, the current estimated range of a reasonably possible loss is zero to $0.7 million. We will utilize all available rights of offset to reduce our potential loss, including application of amounts owed by us to the vendor from our ongoing purchases of the vendor's merchandise and/or the enforcement of a security interest we have in the vendor's intellectual property.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	August 31, 2017
/s/ Edmond S. Thomas
Edmond S. Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 31, 2017
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)