Form 10-Q
period 2017-10-28
TILLY'S, INC.
filed 2017-12-05
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 30, 2017 the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	14,448,294
Class B common stock $0.001 par value	14,398,497

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 28, 2017

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,912	$78,994	$43,382
Marketable securities	82,961	54,923	61,915
Receivables	3,647	3,989	5,873
Merchandise inventories	62,242	47,768	65,016
Prepaid expenses and other current assets	9,759	9,541	9,965
Total current assets	197,521	195,215	186,151
Property and equipment, net	87,576	89,219	93,206
Other assets	7,805	6,072	5,414
Total assets	$292,902	$290,506	$284,771
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,329	$17,584	$26,613
Accrued expenses	31,854	23,872	20,449
Deferred revenue	8,335	10,203	7,815
Accrued compensation and benefits	6,005	7,259	5,480
Current portion of deferred rent	5,762	5,643	6,146
Capital lease obligation	155	835	899
Total current liabilities	79,440	65,396	67,402
Long-term portion of deferred rent	31,377	35,890	36,940
Other	2,955	—	155
Total liabilities	113,772	101,286	104,497
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 14,357, 13,434 and 12,672 shares issued and outstanding, respectively	14	14	13
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 14,488, 15,329 and 15,879 shares issued and outstanding, respectively	15	15	16
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	140,240	138,102	135,469
Retained earnings	38,765	51,023	44,719
Accumulated other comprehensive income	96	66	57
Total stockholders’ equity	179,130	189,220	180,274
Total liabilities and stockholders’ equity	$292,902	$290,506	$284,771
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$152,824	$152,106	$412,581	$408,736
Cost of goods sold (includes buying, distribution, and occupancy costs)	102,730	104,137	288,653	289,343
Gross profit	50,094	47,969	123,928	119,393
Selling, general and administrative expenses	35,982	37,302	111,384	110,460
Operating income	14,112	10,667	12,544	8,933
Other income, net	375	103	810	270
Income before income taxes	14,487	10,770	13,354	9,203
Income tax expense	5,730	4,353	5,354	4,097
Net income	$8,757	$6,417	$8,000	$5,106
Basic income per share of Class A and Class B common stock	$0.30	$0.23	$0.28	$0.18
Diluted income per share of Class A and Class B common stock	$0.30	$0.22	$0.28	$0.18
Weighted average basic shares outstanding	28,782	28,482	28,746	28,456
Weighted average diluted shares outstanding	29,031	28,527	28,954	28,476
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$8,757	$6,417	$8,000	$5,106
Other comprehensive (loss) income:
Net change in unrealized gain on available-for-sale securities, net of tax	(6)	26	30	35
Other comprehensive (loss) income	(6)	26	30	35
Comprehensive income	$8,751	$6,443	$8,030	$5,141
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2017	13,434	15,329	$29	$138,102	$51,023	$66	$189,220
Cumulative-effect adjustment from adoption of ASU 2016-09 (Note 2)	—	—	—	178	(178)	—	—
Net income	—	—	—	—	8,000	—	8,000
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Restricted stock vesting	44	—	—	—	—	—	—
Taxes paid in lieu of shares issued	—	—	—	(101)	—	—	(101)
Shares converted by founders	841	(841)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,773	—	—	1,773
Employee exercises of stock options	38	—	—	288	—	—	288
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	30	30
Balance at October 28, 2017	14,357	14,488	$29	$140,240	$38,765	$96	$179,130
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities
Net income	$8,000	$5,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,644	17,498
Stock-based compensation expense	1,773	1,995
Impairment of assets	848	1,963
Loss on disposal of assets	170	6
Gain on sales and maturities of marketable securities	(510)	(164)
Deferred income taxes	(1,194)	(298)
Changes in operating assets and liabilities:
Receivables	342	(476)
Merchandise inventories	(14,474)	(13,659)
Prepaid expenses and other assets	(777)	(1,084)
Accounts payable	9,177	10,667
Accrued expenses	4,202	2,576
Accrued compensation and benefits	(1,254)	(271)
Deferred rent	(4,394)	(3,911)
Deferred revenue	(1,868)	(359)
Net cash provided by operating activities	17,685	19,589
Cash flows from investing activities
Purchase of property and equipment	(9,716)	(14,794)
Proceeds from sale of property and equipment	—	43
Purchases of marketable securities	(112,612)	(81,762)
Maturities of marketable securities	85,134	70,000
Net cash used in investing activities	(37,194)	(26,513)
Cash flows from financing activities
Dividends paid	(20,080)	—
Proceeds from exercise of stock options	288	24
Payment of capital lease obligation	(680)	(639)
Taxes paid in lieu of shares issued for stock-based compensation	(101)	(99)
Net cash used in financing activities	(20,573)	(714)
Change in cash and cash equivalents	(40,082)	(7,638)
Cash and cash equivalents, beginning of period	78,994	51,020
Cash and cash equivalents, end of period	$38,912	$43,382
Supplemental disclosures of cash flow information
Interest paid	$25	$67
Income taxes paid	$4,719	$3,570
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$7,303	$—
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 220 stores in 31 states as of October 28, 2017. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the third quarter and nine months ended October 28, 2017 and October 29, 2016, respectively, are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 ("fiscal 2016").

We have reclassified certain prior period balance sheet amounts within our consolidated balance sheets to conform to our current period presentation.
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2017 refer to the fiscal year ending February 3, 2018. References to the fiscal quarters or nine months ended October 28, 2017, and October 29, 2016, refer to the three and nine months ended, respectively, as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.

New Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized when the probability of the redemption is remote and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers. Based on our preliminary assessment, we currently do not expect the adoption of this update to have a material effect on our consolidated results of operations.
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
Note 3: Marketable Securities
Marketable securities as of October 28, 2017 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at October 28, 2017, January 28, 2017 and October 29, 2016 (in thousands):

	October 28, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,607	$161	$59,768
Fixed income securities	23,193	—	23,193
	$82,800	$161	$82,961

	January 28, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,785	$107	$44,892
Fixed income securities	10,031	—	10,031
	$54,816	$107	$54,923

	October 29, 2016
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,781	$94	$54,875
Fixed income securities	7,040	—	7,040
	$61,821	$94	$61,915
We recognized gains on investments for commercial paper that matured during the three and nine months ended October 28, 2017. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into “Other income, net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gains on investments	$182	$57	$397	$164

Note 4: Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On January 31, 2017, our Board of Directors declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017. Payment of the dividend was made on February 24, 2017. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.

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

In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our workers compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of October 28, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $7.5 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  We intend to defend this case vigorously.

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

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. The plaintiff filed her opening appellate brief on October 2, 2017, and our responding appellate brief is due to be filed in December 2017. We have defended this case vigorously and will continue to do so.
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
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell. The settlement required that the vendor pay $2.0 million to the plaintiff over three years, and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  As of October 28, 2017, due to updated facts and circumstances, we have accrued for the remaining maximum exposure loss of $1.4 million relating to this matter. We will utilize all available rights of offset to reduce our loss, including the enforcement of the security interest we have in the vendor's intellectual property.
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
During the three and nine months ended October 28, 2017 and October 29, 2016, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 28, 2017, January 28, 2017 and October 29, 2016, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 28, 2017			January 28, 2017			October 29, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$33,960	$—	$—	$76,177	$—	$—	$42,008	$—	$—
Commercial paper	—	—	—	—	4,993	—	—	—	—
Fixed income securities	—	—	—	—	—	—	—	2,005	—
Marketable securities:
Commercial paper	$—	$59,768	$—	$—	$44,892	$—	$—	$54,875	$—
Fixed income securities	—	23,193	—	—	10,031	—	—	7,040	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the nine months ended October 28, 2017, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that four of our stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges during the three and nine months ended October 28, 2017 of approximately $0.4 million and $0.8 million, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	($ in thousands)
Carrying value of assets with impairment	$397	$440	$848	$2,136
Fair value of assets impaired	$—	$—	$—	$173
Number of stores tested for impairment	7	9	10	15
Number of stores with impairment	2	2	4	8
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 28, 2017, there were 1,754,639 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the nine months ended October 28, 2017 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2017	1,842,375	$9.98
Granted	406,000	$8.71
Exercised	(38,125)	$7.53
Forfeited	(59,000)	$8.92
Expired	(17,500)	$14.02
Outstanding at October 28, 2017	2,133,750	$9.78	7.2	$6,839
Vested and expected to vest at October 28, 2017	2,133,750	$9.78	7.2	$6,839
Exercisable at October 28, 2017	989,500	$12.28	5.5	$1,395

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $12.41 at October 28, 2017.

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
The fair values of stock options granted during the three and nine months ended October 28, 2017 and October 29, 2016 were estimated on the grant date using the following assumptions:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Weighted average grant-date fair value per option granted	*	$4.85	$4.02	$3.68
Expected option term (1)	*	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	*	67.3%	51.4%	62.7%
Weighted average risk-free interest rate (3)	*	1.2%	1.9%	1.3%
Expected annual dividend yield	*	—%	—%	—%
* No stock options were granted during the three months ended October 28, 2017.

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
A summary of the status of non-vested restricted stock changes during the nine months ended October 28, 2017 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2017	166,960	$12.12
Granted	23,100	$10.39
Vested	(74,528)	$11.09
Forfeited	(6,000)	$16.07
Nonvested at October 28, 2017	109,532	$12.24

Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cost of goods sold	$146	$165	$447	$706
Selling, general and administrative expenses	432	372	1,326	1,289
Stock-based compensation	$578	$537	$1,773	$1,995
At October 28, 2017, there was $4.2 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.3 years.
Note 8: Income Per Share
Income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$8,757	$6,417	$8,000	$5,106
Weighted average basic shares outstanding	28,782	28,482	28,746	28,456
Dilutive effect of stock options and restricted stock	249	45	208	20
Weighted average shares for diluted income per share	29,031	28,527	28,954	28,476
Basic income per share of Class A and Class B common stock	$0.30	$0.23	$0.28	$0.18
Diluted income per share of Class A and Class B common stock	$0.30	$0.22	$0.28	$0.18

 The following stock options and restricted stock have been excluded from the calculation of diluted income per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock options	1,282	1,529	1,291	2,029
Restricted stock	56	102	56	102
Total	1,338	1,631	1,347	2,131

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

Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of October 28, 2017, we operated 220 stores, averaging 7,600 square feet, in 31 states. We also sell our products through our e-commerce website, www.tillys.com.

Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we have experienced during the first nine months of fiscal 2017. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends.
We expect to open two new stores and close three existing stores during the fourth quarter of fiscal 2017. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
During fiscal 2018, we plan to open 10 to 15 new stores as well as a limited number of RSQ-branded "pop-up" stores. We will leverage existing markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income.

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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Statements of Operations Data:
Net sales	$152,824	$152,106	$412,581	$408,736
Cost of goods sold	102,730	104,137	288,653	289,343
Gross profit	50,094	47,969	123,928	119,393
Selling, general and administrative expenses	35,982	37,302	111,384	110,460
Operating income	14,112	10,667	12,544	8,933
Other income, net	375	103	810	270
Income before income taxes	14,487	10,770	13,354	9,203
Income tax expense	5,730	4,353	5,354	4,097
Net income	$8,757	$6,417	$8,000	$5,106

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2%	68.5%	70.0%	70.8%
Gross profit	32.8%	31.5%	30.0%	29.2%
Selling, general and administrative expenses	23.5%	24.5%	27.0%	27.0%
Operating income	9.2%	7.0%	3.0%	2.2%
Other income, net	0.2%	0.1%	0.2%	0.1%
Income before income taxes	9.5%	7.1%	3.2%	2.3%
Income tax expense	3.7%	2.9%	1.3%	1.0%
Net income	5.7%	4.2%	1.9%	1.2%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Operating Data:
Stores operating at end of period	220	225	220	225
Comparable store sales change (1)	1.5%	4.4%	1.5%	0.7%
Total square feet at end of period (in thousands)	1,681	1,716	1,681	1,716
Average net sales per brick-and-mortar store (in thousands) (2)	$606	$594	$1,625	$1,595
Average net sales per square foot (2)	$79	$78	$213	$210
E-commerce revenues (in thousands) (3)	$18,996	$18,408	$52,101	$49,934
E-commerce revenues as a percentage of net sales	12.4%	12.1%	12.6%	12.2%

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

Third Quarter Ended October 28, 2017 Compared to Third Quarter Ended October 29, 2016

Net Sales
Net sales were $152.8 million in the third quarter of fiscal 2017 compared to $152.1 million in the third quarter of fiscal 2016, an increase of $0.7 million, or 0.5%.
The increases in net sales were attributed to an increase in comparable store sales of 1.5%, driven by an increase in store traffic and e-commerce growth as compared to the third quarter of fiscal 2016. E-commerce revenues represented 12.4% of our total net sales, or $19.0 million, in the third quarter of fiscal 2017 as compared to 12.1%, or $18.4 million, in the third quarter of fiscal 2016. Our comparable store sales growth was characterized by strength in our branded mens and boys merchandise assortments, partially offset by fashion weakness in our girls' assortment.
Gross Profit
Gross profit was $50.1 million in the third quarter of fiscal 2017 compared to $48.0 million in the third quarter of fiscal 2016, an increase of $2.1 million, or 4.4%. Gross margin, or gross profit as a percentage of net sales, was 32.8% during the third quarter of fiscal 2017 and 31.5% during the third quarter of fiscal 2016. The comparable changes in gross margin were as follows:

%	Attributable to
1.0%	Decrease in buying, distribution and occupancy costs of $1.3 million
0.3%	Increase in product margins primarily due to lower markdowns as a result of more efficient inventory management
1.3%	Total
Selling, General and Administrative Expenses
SG&A expenses were $36.0 million in the third quarter of fiscal 2017 compared to $37.3 million in the third quarter of fiscal 2016, a decrease of $1.3 million, or 3.5%. As a percentage of net sales, SG&A expenses were 23.5% for the third quarter of fiscal 2017 compared to 24.5% during the third quarter of fiscal 2016. The components of the SG&A decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(0.6)%	$(0.9)	Decrease in marketing spend
(0.3)%	(0.4)	Decrease in corporate payroll and benefits
(0.1)%	—	Decrease in all other SG&A expenses as a percentage of sales
(1.0)%	$(1.3)	Total
Operating Income
Operating income was $14.1 million, or 9.2% of net sales, in the third quarter of fiscal 2017 compared to $10.7 million, or 7.0% of net sales, for the third quarter of fiscal 2016.
Income Tax Expense
Income tax expense was $5.7 million in the third quarter of fiscal 2017 compared to $4.4 million in the third quarter of fiscal 2016. Our effective tax rates were 39.6% and 40.4% for third quarter of fiscal 2017 and third quarter of fiscal 2016, respectively.
Net Income and Income Per Share
Net income was $8.8 million for the third quarter of fiscal 2017 compared to $6.4 million for the third quarter of fiscal 2016, representing an increase of $2.3 million, due to the factors discussed above. Diluted income per share was $0.30 for the third quarter of fiscal 2017 compared to diluted income per share of $0.22 for the third quarter of fiscal 2016.

Nine Months Ended October 28, 2017 Compared to Nine Months Ended October 29, 2016
Net Sales
Net sales were $412.6 million in the first nine months of fiscal 2017 compared to $408.7 million in the first nine months of fiscal 2016, an increase of $3.8 million, or 0.9%.
The increases in net sales were attributed to an increase in comparable store sales of 1.5%, driven by an increase in store traffic and e-commerce growth as compared to the first nine months of fiscal 2016. E-commerce revenues represented 12.6% of our total net sales, or $52.1 million, in the first nine months of fiscal 2017 as compared to 12.2%, or $49.9 million, in the first nine months of fiscal 2016. Our comparable store sales growth was characterized by strength in our branded mens and boys merchandise assortments, partially offset by modest decreases in our womens, girls, footwear and accessories departments.
Gross Profit
Gross profit was $123.9 million in the first nine months of fiscal 2017 compared to $119.4 million in first nine months of fiscal 2016, an increase of $4.5 million, or 3.8%. Gross margin, or gross profit as a percentage of net sales, was 30.0% and 29.2% during the first nine months of fiscal 2017 and fiscal 2016, respectively. The comparable changes in gross margin were as follows:

%	Attributable to
0.7%	Decrease in buying, distribution and occupancy costs of $2.1 million
0.1%	Increase in product margins primarily due to lower markdowns as a result of more efficient inventory management
0.8%	Total
Selling, General and Administrative Expenses
SG&A expenses were $111.4 million in the first nine months of fiscal 2017 compared to $110.5 million in the first nine months of fiscal 2016, an increase of $0.9 million, or 0.8%. As a percentage of net sales, SG&A expenses were 27.0% during the first nine months of fiscal 2017 and fiscal 2016.The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
1.2%	$5.1	Net increase in year over year legal provisions
0.4%	1.6	Increase in expenses associated with several information technology system implementations
(0.9)%	(3.4)	Decrease in marketing spend
(0.3)%	(1.1)	Decrease in non-cash store asset impairment charges
(0.3)%	(1.0)	Decrease in corporate payroll and benefits
(0.1)%	(0.3)	Decrease in all other SG&A expenses
—%	$0.9	Total
Operating Income

Operating income was $12.5 million, or 3.0% of net sales, for the first nine months of fiscal 2017 compared to $8.9 million, or 2.2% of net sales, for the first nine months of fiscal 2016.
Income Tax Expense
Income tax expense was $5.4 million, or 40.1% of income before taxes, for the first nine months of fiscal 2017 compared to $4.1 million, or 44.5% of income before taxes, for the first nine months of fiscal 2016. The decrease in our effective tax rate for the first nine months of fiscal 2017 was primarily due to fewer discrete items related to the expiration of stock options, exercises of stock options and settlement of restricted stock during the first nine months of fiscal 2017.
Net Income and Income Per Share
Net income was $8.0 million for the first nine months of fiscal 2017 compared to $5.1 million for the first nine months of fiscal 2016, due to the factors discussed above. Basic and diluted income per share was $0.28 for the first nine months of fiscal 2017 compared to $0.18 for the first nine months of fiscal 2016.

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
Working capital at October 28, 2017, was $118.1 million compared to $129.8 million at January 28, 2017, a decrease of $11.7 million. The changes in our working capital during the first nine months of fiscal 2017 were as follows:

$ millions	Description
$129.8	Working capital at January 28, 2017
(12.0)	Decrease in cash, cash equivalents and marketable securities, primarily due to the payment of a $20.1 million special dividend in February 2017
0.3	Net increase from changes in all other current assets and liabilities
$118.1	Working capital at October 28, 2017
Cash Flow Analysis

A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Nine Months Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$17,685	$19,589
Net cash used in investing activities	(37,194)	(26,513)
Net cash used in financing activities	(20,573)	(714)
Net decrease in cash and cash equivalents	$(40,082)	$(7,638)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows provided by operating activities were $17.7 million during the first nine months of fiscal 2017 compared to $19.6 million in the first nine months of fiscal 2016. The $1.9 million decrease in cash provided by operating activities was primarily due to the timing of vendor payments.

Net Cash Used In Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $37.2 million during the first nine months of fiscal 2017 compared to $26.5 million during the first nine months of fiscal 2016. Net cash used in investing activities in the first nine months of fiscal 2017 consisted of capital expenditures totaling $9.7 million and purchases of marketable securities of $112.6 million, partially offset by proceeds from the maturities of marketable securities of $85.1 million. Net cash used in investing activities during the first nine months of fiscal 2016 primarily consisted of capital expenditures totaling $14.8 million and purchases of marketable securities of $81.8 million, partially offset by proceeds from the maturities of marketable securities of $70.0 million.
Net Cash Used in Financing Activities
Cash flows used in financing activities consist primarily of cash dividend payments, payments on our capital lease obligation and proceeds from employee exercises of stock options.

Net cash used in financing activities was $20.6 million during the first nine months of fiscal 2017 compared to $0.7 million during the first nine months of fiscal 2016. Financing activities in the first nine months of fiscal 2017 primarily consisted of dividends paid of $20.1 million and cash payments on our capital lease obligation of $0.7 million. Financing activities in the first nine months of fiscal 2016 primarily consisted of cash payments on our capital lease obligation of $0.6 million.

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

In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our workers compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of October 28, 2017, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of October 28, 2017, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Recently Adopted Accounting Standard
On January 29, 2017, we adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
New Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of evaluating the overall impact of adopting the new standard on our consolidated financial statements. Based on our preliminary assessment, we have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized when the probability of the redemption is remote and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues, revenue recognition policies that require significant judgment and identification of performance obligations to customers. Based on our preliminary assessment, we currently do not expect the adoption of this update to have a material effect on our consolidated results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 28, 2017, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $7.5 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  We intend to defend this case vigorously.

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

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. The plaintiff filed her opening appellate brief on October 2, 2017, and our responding appellate brief is due to be filed in December 2017. We have defended this case vigorously and will continue to do so.
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
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell.  The settlement required that the vendor pay $2.0 million to the plaintiff over three years, and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  As of October 28, 2017, due to updated facts and circumstances, we have accrued for the remaining maximum exposure loss of $1.4 million relating to this matter. We will utilize all available rights of offset to reduce our loss, including the enforcement of the security interest we have in the vendor's intellectual property.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 5, 2017
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 5, 2017
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)