Form 10-K
period 2018-02-03
TILLY'S, INC.
filed 2018-03-30
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☒
Nonaccelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of July 29, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, at July 29, 2017, was $131,459,893 based on the closing sale price of $10.12 per share at July 28, 2017.
As of March 28, 2018, the registrant had 15,106,824 shares of Class A common stock, par value $0.001 per share, outstanding, and 14,028,497 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 12, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. Our stores and website are designed to be a seamless extension of our teen and young adult consumers' lifestyles in a stimulating environment. Tillys is headquartered in Irvine, California and we operated 219 stores in 32 states as of February 3, 2018. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tillys' portability. Our goal is to serve as a destination for the most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Tilly's, Inc., a Delaware corporation, conducted an initial public offering on May 2, 2012, becoming the publicly-traded entity that operates the Tillys business through its wholly-owned subsidiary, World of Jeans & Tops, a California corporation.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2017" refers to the fiscal year ended February 3, 2018, "fiscal 2016" refers to the fiscal year ended January 28, 2017; and "fiscal 2015" refers to the fiscal year ended January 30, 2016.
As used in this annual report on Form 10-K, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us", and "Tillys" refer to World of Jeans & Tops before our initial public offering, and to Tilly's, Inc. and its subsidiary after our initial public offering.
Our Strengths
We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•
Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of over 400 third-party lifestyle brands over the course of a given year, which are complemented by our proprietary brands. Our merchandise includes a wide assortment of brands, styles, colors, sizes and price points to ensure we have what our customers want every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers and encourages customers to visit our stores more frequently and spend more on each trip.

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

•
Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We distribute catalogs, newspapers and postcards to potential and existing customers from our proprietary database to familiarize them with the Tillys brand, our products, and to drive traffic to our stores and website. We offer an integrated digital platform between our online and mobile applications for our customers to shop how and when they like and to drive further connection with them. We partner and collaborate with our vendors on exclusive, compelling in-store events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and our customers' active lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. We have a customer loyalty program to further engage with our customers, build customer loyalty, reward our most loyal customers, and gain customer insights. All of these programs are complemented by digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•
Systems and distribution/fulfillment infrastructure to support growth. We have previously made investments in distribution, fulfillment and allocation infrastructure that we believe are adequate to support continued growth for several years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our future online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support significant growth in our stores and e-commerce platform with minimal incremental capital investment.

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

•
Continue Growing E-Commerce. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide our customers with extensions of the same assortment offered in our brick-and-mortar stores, reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states although we have physical stores in only 32 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In fiscal 2017, we commenced implementation of a new platform for our e-commerce website. In fiscal 2018, we plan to upgrade our mobile application to provide an enhanced customer experience. Key factors we expect to drive growth include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to expand marketing efforts and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.

•
Improve Inventory Management. We believe we can improve our operating results through improved micro-merchandising based on specific store characteristics. We regularly update individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. By adapting allocation strategies to capitalize on these individual store differences, we believe we can improve sales results in our existing store base.

•
Develop Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, during fiscal 2017, we invested in additional omni-channel capabilities allowing for online orders to be picked up in stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We believe these omni-channel capabilities will drive additional traffic to our stores and increase sales opportunities with customers who come to the store to pick up their online orders.

•
Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We have remodeled or refreshed many of our stores in recent years, and intend to continue to do so in the future to keep the physical representation of the Tillys brand updated and compelling for our customers.

•
Real Estate Opportunities. With 219 total stores at the end of fiscal 2017, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. During fiscal 2018, we plan to open up to 15 new stores. Additionally, we expect to open three RSQ-branded pop-up stores to improve the brand awareness of both Tillys and our proprietary RSQ brand. With regard to existing stores, we have an aggregate of approximately 120 lease decisions to make over the course of fiscal 2018 and 2019 covering a range of stores across all markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may likely close stores from time to time if acceptable levels of profitability cannot be obtained through occupancy negotiations with landlords.

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
Our ability to maintain an image consistent with our customers' lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party branded merchandise includes a selection of over 400 globally recognized, lifestyle, and emerging brands over the course of a year. In each of the last three fiscal years, over 100 of these brands each generated net sales in excess of $0.5 million for us. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 74%, 72% and 72% of our total net sales in fiscal 2017, 2016 and 2015, respectively. No single third-party brand exceeded 7% of our total net sales in the last three years.
Selected third-party brands include, in alphabetical order:

• AYC • Adidas • Billabong • Brixton • Converse • Diamond Supply • Dickies • Ethika • G-Shock • Hurley • HUF	• Jansport • Levi’s • LRG • Neff • Nike SB • Nixon • O’Neill • Primitive • RayBan • Riot Society • Rip Curl	• Roxy • RVCA • Salty Crew • Santa Cruz • Spy • Stance • The North Face • Vans • Volcom ...and many more

We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 26%, 28% and 28% of our total net sales in fiscal 2017, 2016 and 2015, respectively.

Examples of our proprietary branded merchandise include:

Brand	Category
Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel and accessories brand for young men and boys

Fragrance brand for young men

Apparel and fragrance brand for young women

Apparel for young women

Apparel for girls
We believe that our extensive selection of merchandise, from established and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our store image as a destination that carries the most sought-after apparel, footwear and accessories.
Merchandise Purchasing
Our merchandising team is organized by category and product type under our Chief Merchandising Officer and includes divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers.
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
Stores
As of February 3, 2018, we operated 219 stores in 32 states with an average size of approximately 7,600 square feet. Our stores are located in mall, off-mall and outlet locations. Our stores generated average net sales of $2.3 million per store, or $296 per square foot, in fiscal 2017.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2017	2016	2015
Regional Mall	119	114	114
Off-Mall (1)	85	90	90
Outlet	15	19	20
	219	223	224

(1)	Includes power centers, neighborhood and lifestyle centers and street-front locations.

The table below shows the total number of stores by state as of February 3, 2018:

State	Number of Stores	State	Number of Stores
Arizona	19	New Jersey	5
California	91	New Mexico	1
Colorado	5	New York	4
Florida	20	North Carolina	2
Georgia	2	Ohio	4
Illinois	6	Oklahoma	3
Indiana	5	Oregon	2
Iowa	1	Pennsylvania	3
Kansas	2	Rhode Island	1
Maryland	1	South Dakota	1
Massachusetts	2	Tennessee	4
Michigan	3	Texas	9
Minnesota	2	Utah	3
Missouri	2	Virginia	4
Nebraska	1	Washington	2
Nevada	6	Wisconsin	3
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, connected lifestyle. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multi-tasking lifestyle. We do this by blending the most relevant brands and styles with music videos, product-related visuals and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating a buzz and excitement for our brand.
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2013	28	1	195
2014	19	2	212
2015	15	3	224
2016	3	4	223
2017	2	6	219
	67	16
During fiscal 2018, we plan to open up to 15 new stores and three new RSQ-branded pop-up stores. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population with attractive demographics. Given the recent industry trends of declining customer traffic in physical stores, we will remain opportunistic and selective about additional new store opportunities.
Store Management, Culture and Training
We believe that a key to our success is our ability to attract, train, retain and motivate qualified employees at all levels of our organization. Each of our stores typically operates with a three to five member store management team. In addition, each store has 10 or more full time equivalent store associates who represent an active lifestyle and promote the Tillys brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.

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
E-Commerce
Our e-commerce platform was established in 2004 and has grown significantly since inception, generating total sales of $76 million during fiscal 2017, or 13.1% of our total net sales. In fiscal 2017, we commenced implementation of a new platform for our e-commerce website. Our online business is served by a dedicated e-commerce fulfillment center in Irvine, California that can accommodate significant additional growth. In fiscal 2018, we plan on upgrading our mobile application to provide an enhanced customer experience. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. In both fiscal 2017 and 2016, we sold merchandise to customers in all 50 states even though we have brick-and-mortar stores in only 32 states. We also believe our fully integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products and to encourage frequent visits. We utilize multiple tools to drive traffic online, including our catalog, newspaper, postcards, marketing materials in our retail stores, search engine marketing, internet ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the connected, active lifestyle we represent. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:

•
Catalog, Newspaper Ads, Postcards. We view our catalog, newspaper ads and postcards in print format and our digital-format catalog primarily as sales and marketing tools to drive online and store traffic from both existing and new customers. We also believe our marketing materials reinforce the Tillys brand and showcases our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. We send these marketing materials, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

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

Distribution
We distribute all of our store merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2027. Extensive investments have been made to the distribution-center infrastructure, focused around systems automation, material-handling equipment, radio frequency technologies, and automated sorters in order to enhance our processing speed and long term scalability in support of our planned growth.
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
During the fall of fiscal 2017, we began implementation of our new point-of-sale, order management, and customer relationship management systems through an end-to-end, cloud-based suite of technology additions that will improve the customer experience wherever, whenever and however our customers engage with us. We believe that these improvements will enhance our real-time inventory visibility and order management, facilitate seamless omni-channel execution integrated across mobile devices and stores, and true customer relations management capabilities. We believe this newly implemented technology will improve customer engagement and increase sales opportunities. Also during the fall of fiscal 2017, we re-platformed our website to a cloud-based, more cost effective solution and have plans to further upgrade our mobile application in advance of the fiscal 2018 holiday season. We believe the re-platforming of our website will improve functionality and reporting capabilities, reduce internal operating costs and effort for updates, and improve redundancy to better guard against system downtime. Both the new website platform and enhanced mobile application will be designed to function seamlessly with our new point-of-sale solution to provide an enhanced customer engagement.
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
Trademarks
“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, “Infamous”, “RSQ”, “#RSQME”,“Tilly's”, “Vindicated”, "Destined" ,“Tilly’s Clothing & Shoes”, ”Full Tilt Swim”, “Girl in Motion”, “The Tilly’s Hookup”, "Vaporize”, “Ivy + Main”, "Sky and Sparrow", and "White Fawn" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of February 3, 2018, we employed approximately 1,400 full-time and approximately 3,300 part-time employees, of which approximately 400 were employed at our corporate office and distribution facility and approximately 4,300 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2017, varied between approximately 4,700 and 7,100 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Fashion trends in the apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
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

Our continued growth depends upon our ability to successfully open a significant number of new stores and improve the performance of our existing stores and our e-commerce platform.
We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, in fiscal 2017 and 2016 we slowed the pace of new store openings to focus our efforts on improving the performance of our existing stores. During fiscal 2018, we plan on opening up to 15 new stores and three new RSQ pop-up stores. Despite this plan, we may not be able to grow our revenue as we have in years past, or at all. In addition, our e-commerce platform which was established in 2004, has grown significantly since inception, generating total sales of $76 million during fiscal 2017, or 13.1% of our total net sales, which has also contributed to revenue growth. However, the e-commerce retail market continues to rapidly evolve, and there can be no assurances that we can continue to grow our e-commerce revenue. The failure to improve the performance of existing stores and our e-commerce platform could have a material adverse effect on our financial condition and results of operations.
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
We may not be able to implement our new business strategies, including the implementation of our new suite of technology solutions, on the timelines we anticipate, in a cost-effective manner, or at all.
In fiscal 2017, we implemented new point-of-sale, order management, and customer relations management systems and re-platformed our website. In fiscal 2018, we plan on updating our mobile application so that they function seamlessly and provide enhanced customer engagement. However, these upgrades may not be completed in the expected timeframe or may result in unanticipated costs, delays or declines in revenue. We may decide not to complete these projects if it becomes apparent that they are no longer feasible. Even if implemented, we cannot assure these upgrades will meet our current and future business needs or that they will operate as designed. Implementing new systems involves risks inherent in the conversion to a new technology platform including loss of information, and there is no assurance that the implementation of these upgrades will not result in disruptions to our business. If the implementation of our new systems are not executed efficiently and effectively, our business and our operating results could be adversely affected.
Our business largely depends on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. As we execute our growth strategy, our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customer. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, e-commerce, social-media, community relations, store graphics, catalog distribution and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand in new and existing markets could harm our business, results of operations and financial condition.
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
In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, create new marketing and advertising initiatives, fund the expansion of our e-commerce business, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose on us covenants that restrict our operations, and will require interest payments that would create additional cash demands and financial risk for us.
Our ability to attract customers to our stores depends significantly on the success of the retail centers where the stores are located.
We have historically depended on the location of our stores to generate a large amount of traffic for our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. Over the last few years, we have experienced periodic declines in traffic to our stores as consumer purchasing behaviors shifted toward online purchases and we may experience similar further declines in the future. A reduction in traffic would likely lead to a decrease in our sales, and, if similar reductions in traffic occur at a number of our stores, this could have a material adverse effect on our financial condition and results of operations.
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

Our internal operations, management information systems and databases containing the personal information of our employees and customers could be disrupted by system security or operational failures or breached by intentional attacks. These disruptions or attacks could negatively impact our sales, increase our expenses, and harm our reputation.
Database privacy, network security and identity theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our employees and customers. Therefore, we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations, including potentially unintentionally sharing personal information retained by us. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
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
World of Jeans & Tops historically was treated as an “S” Corporation for United States federal income tax purposes. In connection with the completion of our initial public offering, World of Jeans & Tops’ “S” Corporation status terminated and it thereafter became subject to federal income taxes and increased state income taxes. In the event of an adjustment to World of Jeans & Tops’ reported taxable income for a period or periods prior to termination of its “S” Corporation status, its shareholders during those periods could be liable for additional income taxes for those prior periods. Therefore, we entered into tax indemnification agreements with the former shareholders of World of Jeans & Tops in connection with our initial public offering. Pursuant to the tax indemnification agreements, we agreed to indemnify, defend and hold harmless each such shareholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income World of Jeans & Tops reported as an “S” Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability.
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
We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee health care, hours, wages, job classification and benefits could significantly increase operating costs and adversely impact our results of operations. Furthermore, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.
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
Our public company reporting obligations and our anticipated growth will likely strain our financial and management systems, internal controls and our employees. In addition, pursuant to Section 404 of SOX, we are required to provide annually an assessment of the effectiveness of our internal controls over financial reporting and our independent registered public accounting firm will be required to provide an attestation on our assessment of our internal controls over financial reporting. The process required to comply with Section 404 of SOX is time consuming and costly. If during this process we identify one or more material weaknesses in our internal controls, it is possible that our management may not be able to certify that our internal controls are effective by the certification deadline. Moreover, if we identify any material weaknesses or significant deficiencies in our internal controls we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our Class A common stock to decline.
Prior to our initial public offering, we were treated as an “S” Corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to its prior status as an “S” Corporation could harm us.
Concurrent with and as a result of our becoming a publicly-traded company, our pre-existing “S” Corporation status terminated. Since that time, we have been treated as a “C” Corporation for federal and applicable state income tax purposes and are subject to increased federal and state income taxes. In addition, if the unaudited, open tax years in which we were an “S” Corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our “S” Corporation status, we will be obligated to pay back taxes, interest and penalties, and we will not have the right to reclaim tax distributions it made to its shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an “S” Corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

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
We sell merchandise over the internet through our e-commerce website, www.tillys.com. Our e-commerce platform and its continued growth subject us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;

•	liability for online content;

•	government regulation impacting the Internet; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, system errors or failures, and similar disruptions.
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
We follow the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification, or ASC, 718, Compensation-Stock Compensation, for share-based compensation. Our share-based compensation expenses may be significant in future periods, which could have an adverse impact on our operating and net income. FASB ASC 718 requires the use of subjective assumptions, including the options’ expected lives and the price volatility of our Class A common stock. Changes in the subjective input assumptions can materially affect the amount of our share-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of share-based compensation awards, which in turn would result in increased share-based compensation expense in future periods.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the ”Tax Act“) into law. The Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While we have analyzed and interpreted the anticipated impacts of the Tax Act on us on a preliminary basis, including recognizing a reduction in deferred tax asset value during fiscal year 2017, which resulted in a corresponding charge to income tax expense for the year, the financial statement impacts of the Tax Act on us may be subject to further adjustment in subsequent periods throughout 2018 in accordance with recent interpretive guidance issued by the SEC. Further, there may be other material adverse effects resulting from the Tax Act that we have not yet identified.
While some of the changes made by the Tax Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the Tax Act as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to the Tax Act.
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
While we have paid dividends in February of 2018 and 2017 there can be no assurance that we will pay dividends in the future, which may make our Class A common stock less desirable to investors and decrease its value.
In February of 2018 and 2017, we paid special cash dividends of $1.00 per share and $0.70 per share, respectively, to all holders of record of issued and outstanding shares of our common stock. However, there can be no assurance that we will pay additional cash dividends on our common stock in the future. We currently intend to retain all of our earnings to finance our operations and growth, and do not anticipate paying any additional cash dividends on our common stock at this time. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
We lease approximately 172,000 square feet for our corporate headquarters and retail support and distribution center located at 10 Whatney and 12 Whatney, Irvine, California. Our lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease began on September 2, 2011 and terminates on June 30, 2022.
We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021.
All of our 219 stores, encompassing a total of approximately 1.7 million total square feet as of February 3, 2018, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. Subsequently, we requested the plaintiff to dismiss the class action claims based on an existing waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. We intend to defend this case vigorously.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval and the execution of a final settlement agreement. In March 2018, the parties executed a settlement agreement, subject to court approval.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. Plaintiff's reply appellate brief is currently due to be filed in April 2018. We have defended this case vigorously and will continue to do so.

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

On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property. As of February 3, 2018, due to updated facts and circumstances, we have accrued for the remaining maximum exposure loss of $1.4 million relating to this matter. We will utilize all available rights of offset to reduce our loss, including the enforcement of the security interest we have in the vendor's intellectual property.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the high and low sales prices of our Class A common stock, as reported by the NYSE under the symbol “TLYS” for the quarters indicated. On March 28, 2018, the closing price of our Class A common stock was $11.33.

	High	Low
Fiscal 2017:
Fourth Quarter	$16.57	$11.41
Third Quarter	$12.87	$8.42
Second Quarter	$11.43	$8.43
First Quarter	$13.70	$8.02
Fiscal 2016:
Fourth Quarter	$15.29	$8.74
Third Quarter	$10.86	$5.53
Second Quarter	$6.69	$5.49
First Quarter	$8.72	$6.18
As of March 28, 2018, we had approximately 12 stockholders of record, six of whom were holders of our Class A common stock and six of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends
On January 24, 2018, we declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 9, 2018, with payment of $29.1 million made on February 20, 2018.
On January 31, 2017, we declared a special cash dividend of $0.70 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2017, with payment of $20.1 million made on February 24, 2017.
We do not currently anticipate declaring any additional dividends, but may do so again in the future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended February 3, 2018 (the "2018 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended February 3, 2018 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on February 2, 2013 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.

Comparison of 5-Year Cumulative Total Return as of February 3, 2018
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended February 3, 2018.
Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated.
The selected consolidated statement of income data for the fiscal year ended February 3, 2018, January 28, 2017 and January 30, 2016 and selected balance sheet data as of February 3, 2018 and January 28, 2017 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected consolidated statement of income data for the fiscal years ended January 31, 2015 and February 1, 2014 and the selected consolidated balance sheet data as of January 30, 2016, January 31, 2015 and February 1, 2014 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$576,899	$568,952	$550,991	$518,294	$495,837
Cost of goods sold (2)	401,529	400,493	383,745	362,762	345,015
Gross profit	175,370	168,459	167,246	155,532	150,822
Selling, general and administrative expenses	151,384	149,129	149,150	132,343	121,085
Operating income	23,986	19,330	18,096	23,189	29,737
Interest income (expense), net	1,223	418	52	(14)	(9)
Income before income taxes	25,209	19,748	18,148	23,175	29,728
Income tax expense	10,509	8,338	10,607	9,100	11,591
Net income	$14,700	$11,410	$7,541	$14,075	$18,137

Basic earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27	$0.50	$0.65
Diluted earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27	$0.50	$0.65
Weighted average basic shares outstanding	28,804	28,496	28,332	28,013	27,822
Weighted average diluted shares outstanding	29,074	28,529	28,402	28,078	28,116

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Operating Data (unaudited):
Stores operating at beginning of period	223	224	212	195	168
Stores opened during the period	2	3	15	19	28
Stores closed during the period	6	4	3	2	1
Stores operating at end of period	219	223	224	212	195
Comparable store sales change (3)	1.0%	0.5%	1.2%	(2.8)%	(1.9)%
Total square feet at end of period	1,668,008	1,703,144	1,704,031	1,622,156	1,513,138
Average square footage per store at end of period	7,616	7,637	7,607	7,652	7,760
Average net sales per brick-and-mortar store (in thousands) (4)	$2,258	$2,188	$2,219	$2,250	$2,396
Average net store sales per square foot (4)	$296	$287	$290	$292	$307
Capital expenditures (in thousands)	$13,753	$17,047	$23,100	$23,636	$42,701

	As of
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$135,952	$133,917	$100,952	$84,746	$60,355
Working capital	107,423	129,819	110,965	94,394	77,331
Total assets	290,111	290,506	270,751	257,551	232,407
Total capital lease obligation (5)	—	835	1,693	2,500	3,258
Stockholders’ equity	$160,425	$189,220	$173,213	$158,686	$140,923

(1)	The fiscal year ended February 3, 2018 included 53 weeks. The fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014 each included 52 weeks.

(2)	Includes buying, distribution and occupancy costs.

(3)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 3, 2018 includes the 53rd week in fiscal year 2017.

(4)
The number of stores and the amount of square footage reflect the number of days during the period that new stores were open. E-commerce sales, e-commerce shipping revenue, and gift card breakage income are excluded from our sales in deriving net sales per store.

(5)	Comprised solely of a capital lease for our corporate headquarters and distribution center.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2017" or "fiscal 2017" refer to the fiscal year ended February 3, 2018, references to "fiscal year 2016" or "fiscal 2016" refer to the fiscal year ended January 28, 2017 and references to ‘fiscal year 2015” or "fiscal 2015” refer to the fiscal year ended January 30, 2016. Fiscal year 2017 consisted of a 53-week period. Fiscal years 2016 and 2015 each consisted of a 52-week period.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of February 3, 2018, we operated 219 stores in 32 states, averaging approximately 7,600 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we experienced during fiscal 2017. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
During fiscal 2018, we plan to open up to 15 new stores and three RSQ-branded "pop-up" stores. We will leverage existing markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income.
As a result of the Tax Act, which was signed into law in December 2017, we expect our effective income tax rate to be reduced to approximately 27% for fiscal 2018.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Statements of Income Data:
Net sales	$576,899	$568,952	$550,991
Cost of goods sold	401,529	400,493	383,745
Gross profit	175,370	168,459	167,246
Selling, general and administrative expenses	151,384	149,129	149,150
Operating income	23,986	19,330	18,096
Other income, net	1,223	418	52
Income before income taxes	25,209	19,748	18,148
Income tax expense	10,509	8,338	10,607
Net income	$14,700	$11,410	$7,541
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.6%	70.4%	69.6%
Gross profit	30.4%	29.6%	30.4%
Selling, general and administrative expenses	26.2%	26.2%	27.1%
Operating income	4.2%	3.4%	3.3%
Interest income, net	0.2%	0.1%	—%
Income before income taxes	4.4%	3.5%	3.3%
Income tax expense	1.9%	1.5%	1.9%
Net income	2.5%	2.0%	1.4%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Store Operating Data:
Stores operating at end of period	219	223	224
Comparable store sales change (1)	1.0%	0.5%	1.2%
Total square feet at end of period (in thousands)	1,668	1,703	1,704
Average net sales per brick-and-mortar store (in thousands) (2)	$2,258	$2,188	$2,219
Average net sales per square foot (2)	$296	$287	$290
E-commerce revenues (in thousands) (3)	$75,846	$76,380	$68,978
E-commerce revenues as a percentage of net sales	13.1%	13.4%	12.5%

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

Fiscal Year 2017 Compared to Fiscal Year 2016
Net Sales
Net sales were $576.9 million in fiscal 2017 compared to $569.0 million in fiscal 2016, an increase of $7.9 million, or 1.4%. The components of our net sales increase were as follows:

$ millions	Attributable to
$5.8	Increase in comparable store sales of 1.0%
2.1	Increase in non-comparable store sales
$7.9	Total
Our comparable store sales increased 1.0%, driven by a 1.6% increase in store sales, partially offset a 2.5% decrease in e-commerce sales. Our comparable store sales growth was characterized by high single-digit percentage growth in our Mens department and low single-digit percentage growth in our Boys department. This growth was partially offset by low single-digit percentage decreases in our Girls, Womens, Accessories and Footwear departments. E-commerce revenues represented 13.1% of our total net sales, or $75.8 million, in fiscal 2017 as compared to 13.4%, or $76.4 million, in fiscal 2016. E-commerce sales declined due to certain transitional issues we experienced during the fourth quarter associated with the implementation of our new omni-channel order management system. We expect these transitional issues will be substantially corrected near the end of the first quarter or early in the second quarter of fiscal 2018.
Gross Profit
Gross profit was $175.4 million in fiscal 2017 compared to $168.5 million in fiscal 2016, an increase of $6.9 million, or 4.1%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 30.4% during fiscal 2017 compared to 29.6% during fiscal 2016. This 0.8% increase in gross margin was primarily attributable to a decline in buying, distribution and occupancy costs. Product margins were flat.
Selling, General and Administrative Expenses ("SG&A")
SG&A was $151.4 million in fiscal 2017 compared to $149.1 million in fiscal 2016. As a percentage of net sales, SG&A was flat at 26.2% for both fiscal 2017 and fiscal 2016. The components of the changes in SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.8%	$4.4	Net increase in year over year legal provisions
0.5%	2.8	Increase in expenses associated with several information technology system implementations
0.1%	2.0	Increase in store payroll and benefits primarily due to minimum wage increases
(0.6)%	(3.4)	Decrease in marketing spend
(0.2)%	(1.5)	Decrease in non-cash store asset impairment charges
(0.2)%	(0.8)	Decrease in corporate payroll and benefits
(0.4)%	(1.2)	Decrease in all other SG&A expenses
—%	$2.3	Total
Operating Income
Operating income was $24.0 million in fiscal 2017 compared to $19.3 million for fiscal 2016, an increase of $4.7 million, or 24.1%. As a percentage of net sales, operating income was 4.2% for fiscal 2017 compared to 3.4% for fiscal 2016. The increase in operating income was primarily attributable to the increase in comparable store sales and reductions in buying, distribution and occupancy costs.
Income Tax Expense
Income taxes were $10.5 million for fiscal 2017 compared to $8.3 million for fiscal 2016. Our effective tax rates were 41.7% for fiscal 2017 and 42.2% for fiscal 2016. Fiscal 2017 income tax expense includes a net charge of $0.2 million due to the impact of the Tax Cuts and Job Act (the "Act") signed into law during December 2017.
Net Income and Earnings Per Share
Net income was $14.7 million for fiscal 2017 compared to $11.4 million for fiscal 2016, an increase of $3.3 million, or 28.9%. Diluted earnings per share was $0.51 for fiscal 2017 compared to $0.40 for fiscal 2016.

Fiscal Year 2016 Compared to Fiscal Year 2015
Net Sales
Net sales were $569.0 million in fiscal 2016 compared to $551.0 million in fiscal 2015, an increase of $18.0 million, or 3.3%. The components of our net sales increase were as follows:

$ millions	Attributable to
$15.4	Increase in non-comparable store sales
2.6	Increase in comparable store sales of 0.5%
$18.0	Total
Comparable store sales increased 0.5%, driven by e-commerce growth of 11.1% which offset a 1.0% decrease in sales from our physical stores. E-commerce revenues represented 13.4% of our total net sales, or $76.4 million, in fiscal 2016 as compared to 12.5%, or $69.0 million, in fiscal 2015. We experienced a shift in our customers’ shopping behaviors, which resulted in an increase in online shopping that largely offset declining traffic trends in our physical stores. Our comparable store sales were driven by higher comparable sales increases in mens, boys and footwear, offset by decreases in women, accessories, and girls.
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
Selling, General and Administrative Expenses ("SG&A")
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
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities and our cash and marketable securities on hand will be sufficient to cover working capital requirements and anticipated capital expenditures for the next 12 months from the issuance of this Annual Report. If cash flows from operations are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
Working capital at February 3, 2018, was $107.4 million compared to $129.8 million at January 28, 2017, a decrease of $22.4 million. The changes in our working capital during fiscal 2017 were as follows:

$ millions	Description
$129.8	Working capital at January 28, 2017
(29.1)	Increase in dividends payable, paid in February 2018
(4.3)	Increase in legal loss contingencies
3.5	Decrease in sales and use taxes payable
2.0	Increase in cash, cash equivalents and marketable securities
1.4	Increase in merchandise inventories, net of merchandise payables
1.1	Decrease in accrued compensation and benefits
3.0	Net increase from changes in all other assets and liabilities
$107.4	Working capital at February 3, 2018
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Net cash provided by operating activities	$32,708	$48,509	$36,945
Net cash used in investing activities	(40,878)	(21,658)	(37,966)
Net cash (used in) provided by financing activities	(17,622)	1,123	2,252
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities decreased in fiscal 2017 as compared to fiscal 2016 primarily due to a decrease in cash generated from working capital mainly due to the timing of inventory purchases, an increase in accrued legal loss contingencies, and timing of payments to vendors, partially offset by a decrease in deferred tax assets due to the impact of the Tax Act.
Net cash provided by operating activities increased in fiscal 2016 as compared to fiscal 2015 primarily due to higher operating income and an increase in cash generated from working capital mainly due to the timing of payments to vendors and decreases in inventories and receivables, partially offset by a decrease in deferred rent.
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
Net cash used in investing activities was $40.9 million in fiscal 2017. Capital expenditures totaled $13.8 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $152.4 million of marketable securities and received proceeds of $125.3 million from marketable securities during fiscal 2017.
Net cash used in investing activities was $21.7 million in fiscal 2016. Capital expenditures totaled $17.0 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $99.7 million of marketable securities and received proceeds of $95.0 million from marketable securities during fiscal 2016.
Net cash used in investing activities was $38.0 million in fiscal 2015. Capital expenditures totaled $23.1 million, primarily related to new and remodeled stores and other improvements in our information technology systems, distribution centers, and corporate offices. We purchased $74.9 million of marketable securities and received proceeds of $60.0 million from the maturities of marketable securities during fiscal 2015.
Capital expenditures during fiscal 2018 are expected to be approximately $20 million, primarily for construction of up to 15 new stores and three RSQ-branded "pop-up" stores and continuing information technology investments. These expenditures are expected to be funded from cash provided by operations.
Net Cash (Used in)/Provided by Financing Activities
Financing activities consist of payments on our capital lease obligation, proceeds from the exercise of stock options, cash dividends paid and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash used in financing activities was $17.6 million in fiscal 2017. This included $20.1 million of cash dividends paid, $0.8 million in payments towards our capital lease obligation, partially offset by $3.4 million of proceeds from the exercise of stock options from share-based compensation.
Net cash provided by financing activities was $1.1 million in fiscal 2016. This included $2.0 million of proceeds from the exercise of stock options from share-based compensation and taxes paid in lieu of shares issued for stock-based compensation, partially offset by $0.9 million in payments towards our capital lease obligation.
Net cash provided by financing activities was $2.3 million in fiscal 2015. This included $3.1 million of proceeds from the exercise of stock options, partially offset by $0.8 million in payments towards our capital lease obligation during fiscal 2015.
Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 20, 2018 and February 24, 2017, we paid a special dividend of $1.00 per share and $0.70 per share, respectively. Refer to "Note 18: Shareholders' Equity", for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our worker's compensation insurance policy. As of February 3, 2018, there has been no activity under this letter of credit.
As of February 3, 2018, we had no outstanding borrowings under the credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable capital and operating leases.
We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tillys. These buildings are located at 10 and 12 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on December 31, 2027.
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
As of February 3, 2018, our contractual cash obligations over the next several years are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating Lease Obligations (1)	$366,819	$69,029	$120,498	$93,692	$83,600
Purchase Obligations (2)	8,264	2,648	4,080	1,536	—
Total	$375,083	$71,677	$124,578	$95,228	$83,600
(1) Operating leases include minimum lease commitments, including fixed common area maintenance charges, if any, for our stores, and our corporate headquarters and distribution center and warehouse leases. Our store leases generally have initial lease terms of 10 years and many also include renewal options on substantially the same terms and conditions as the original lease.
(2) Purchase obligations consist primarily of software maintenance commitments.
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
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. Our accounting policies are more fully described in "Note 2: Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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
Loyalty Program
We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related loyalty program liability.

Merchandise Inventories
Merchandise inventories are stated at the lower of cost or net realizable value, which generally is the merchandise selling price. Cost is calculated using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of markdowns needed in order to sell through slow-moving inventories.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 3, 2018 and January 28, 2017 was not material.
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

•
Volatility. Our stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

•	Risk-Free Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the stock options for each stock option group.

•
Dividend Yield. On January 31, 2017 and January 24, 2018, we declared special cash dividends of $0.70 and $1.00 per share, respectively, to all holders of record of issued and outstanding shares Class A common stock and Class B common stock as of the close of business on February 15, 2017 and February 9, 2018, respectively. Except as described above, Tilly's, Inc. has never declared or paid any cash dividends and does not plan to pay additional cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

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
We have included the estimated impact of the Tax Act in our financial results for the period ended February 3, 2018. The Securities and Exchange Commission ("SEC") has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is included in our provision amount and we do not anticipate material adjustments to such accounting in future periods. Refer to Note 14 to the Consolidated Financial Statements for additional information.
New Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We are adopting the standard using the modified retrospective method. We have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized when the probability of the redemption is remote and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. Additionally, we have determined that revenue for merchandise shipped to the customer from a distribution center or store will be recognized at the shipping point rather than upon receipt by the customer. Lastly, under the new guidance, we will recognize allowances for estimated sales returns on a gross basis rather than net basis on the consolidated balance sheets. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers. We have determined that the new standard will result in a net cumulative effect adjustment to increase beginning retained earnings by approximately $1.4 million. We currently do not expect the adoption of this update to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02, which will become effective for us in the first quarter of fiscal 2019, with early adoption permitted, must be adopted using the modified retrospective method. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Accounting Standard Adopted in Fiscal 2017
On January 29, 2017, we adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of February 3, 2018 and January 28, 2017, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 30, 2018 expressed an unqualified opinion thereon.
Changes in Accounting Method Related to Share-Based Payments
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for employee shared-based compensation in fiscal 2017 due to the adoption of Accounting Standards Update 2016-09.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Costa Mesa, California
March 30, 2018

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,202	$78,994
Marketable securities	82,750	54,923
Receivables	4,352	3,989
Merchandise inventories	53,216	47,768
Prepaid expenses and other current assets	9,534	9,541
Total current assets	203,054	195,215
Property and equipment, net	83,321	89,219
Other assets	3,736	6,072
Total assets	$290,111	$290,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,615	$17,584
Accrued expenses	22,731	23,872
Deferred revenue	10,879	10,203
Accrued compensation and benefits	6,119	7,259
Dividends payable	29,067	—
Current portion of deferred rent	5,220	5,643
Current portion of capital lease obligation (Note 9)	—	835
Total current liabilities	95,631	65,396
Long-term portion of deferred rent	31,340	35,890
Other	2,715	—
Total long-term liabilities	34,055	35,890
Total liabilities	129,686	101,286
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 14,927 and 13,434 shares issued and outstanding, respectively	15	14
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 14,188 and 15,329 shares issued and outstanding, respectively	14	15
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	143,984	138,102
Retained earnings	16,398	51,023
Accumulated other comprehensive income	14	66
Total stockholders’ equity	160,425	189,220
Total liabilities and stockholders’ equity	$290,111	$290,506
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$576,899	$568,952	$550,991
Cost of goods sold (includes buying, distribution, and occupancy costs)	401,529	400,493	383,745
Gross profit	175,370	168,459	167,246
Selling, general and administrative expenses	151,384	149,129	149,150
Operating income	23,986	19,330	18,096
Other income, net	1,223	418	52
Income before income taxes	25,209	19,748	18,148
Income tax expense	10,509	8,338	10,607
Net income	$14,700	$11,410	$7,541
Basic earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27
Diluted earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27
Weighted average basic shares outstanding	28,804	28,496	28,332
Weighted average diluted shares outstanding	29,074	28,529	28,402
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$14,700	$11,410	$7,541
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale securities	(52)	44	1
Other comprehensive income, net of tax	(52)	44	1
Comprehensive income	$14,648	$11,454	$7,542
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 31, 2015	11,546	16,544	$28	$126,565	$32,072	$21	$158,686
Net income	—	—	—	—	7,541	—	7,541
Shares converted by founders	375	(375)	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,926	—	—	3,926
Restricted stock	48	—	—	—	—	—	—
Exercise of stock options	336	—	—	3,094	—	—	3,094
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	1	1
Balance at January 30, 2016	12,305	16,169	28	133,550	39,613	22	173,213
Net income	—	—	—	—	11,410	—	11,410
Shares converted by founders	840	(840)	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,572	—	—	2,572
Restricted stock	74	—	—	—	—	—	—
Exercise of stock options	215	—	1	2,079	—	—	2,080
Taxes paid in lieu of shares issued for stock based compensation	—	—	—	(99)	—	—	(99)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	44	44
Balance at January 28, 2017	13,434	15,329	29	138,102	51,023	66	189,220
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	178	(178)	—	—
Net income	—	—	—	—	14,700	—	14,700
Dividends declared	—	—	—	—	(29,067)	—	(29,067)
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Shares converted by founders	1,141	(1,141)	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,411	—	—	2,411
Restricted stock	44	—	—	—	—	—	—
Exercise of stock options	308	—	—	3,394	—	—	3,394
Taxes paid in lieu of shares issued for stock based compensation	—	—	—	(101)	—	—	(101)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(52)	(52)
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cash flows from operating activities
Net income	$14,700	$11,410	$7,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,389	23,266	22,808
Stock-based compensation expense	2,411	2,572	3,926
Impairment of assets	848	2,352	2,593
Loss on disposal of assets	192	16	304
Gain on sales and maturities of marketable securities	(782)	(251)	(100)
Deferred income taxes	2,933	(1,174)	1,554
Changes in operating assets and liabilities:
Receivables	(363)	1,395	(715)
Merchandise inventories	(5,448)	3,589	150
Prepaid expenses and other assets	(562)	(449)	(293)
Accounts payable	3,559	1,623	(6,993)
Accrued expenses	(2,732)	6,562	6,199
Accrued compensation and benefits	(1,140)	1,508	(160)
Deferred rent	(4,973)	(5,464)	(948)
Deferred revenue	676	1,554	1,079
Net cash provided by operating activities	32,708	48,509	36,945
Cash flows from investing activities
Purchase of property and equipment	(13,753)	(17,047)	(23,100)
Proceeds from sale of property and equipment	—	43	7
Purchases of marketable securities	(152,389)	(99,675)	(74,873)
Maturities of marketable securities	125,264	95,021	60,000
Net cash used in investing activities	(40,878)	(21,658)	(37,966)
Cash flows from financing activities
Dividends paid	(20,080)	—	—
Proceeds from exercise of stock options	3,394	2,080	3,094
Payment of capital lease obligation	(835)	(858)	(807)
Taxes paid in lieu of shares issued for stock-based compensation	(101)	(99)	(35)
Net cash (used in) provided by financing activities	(17,622)	1,123	2,252
Change in cash and cash equivalents	(25,792)	27,974	1,231
Cash and cash equivalents, beginning of period	78,994	51,020	49,789
Cash and cash equivalents, end of period	$53,202	$78,994	$51,020
Supplemental disclosures of cash flow information
Interest paid	$26	$82	$133
Income taxes paid	$11,534	$8,806	$7,473
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$4,778	$640	$1,817
Dividends declared	$29,067	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 219 stores in 32 states as of February 3, 2018. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984 the business has been conducted through World of Jeans & Tops, a California corporation, or “WOJT”, which operates under the name “Tillys”. In May 2011, Tilly’s, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering. As part of the initial public offering in May 2012, WOJT became a wholly owned subsidiary of Tilly's, Inc.
As used in these Notes to Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before our initial public offering, and to Tilly's, Inc. and its subsidiary after our initial public offering.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017, included 53 weeks and fiscal years 2016 and 2015 each included 52 weeks.
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
Marketable Securities
Marketable securities are classified as available-for-sale and held-to-maturity and are carried at fair value and amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our accompanying Consolidated Balance Sheets, including those with maturity dates beyond twelve months, as they are available to support our current operational liquidity needs.
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $7.9 million, $8.1 million and $6.7 million in fiscal years 2017, 2016 and 2015, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Income.
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

These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $50.0 million, $49.2 million and $41.5 million in fiscal years 2017, 2016 and 2015, respectively. In addition, we accrued $1.1 million and $1.3 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 3, 2018 and January 28, 2017, respectively.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is received by the customer. We defer e-commerce revenue that are in-transit to the customer. Customers typically receive goods within four days of shipment. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Income. For fiscal years 2017, 2016 and 2015, shipping and handling fee revenue included in net sales was $3.3 million, $3.3 million, and $2.7 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of February 3, 2018 and January 28, 2017, our reserve for sales returns was $1.1 million.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.2 million as of February 3, 2018 and January 28, 2017, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates; however, over time, the redemption of some gift cards becomes remote and in most cases there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card “breakage”). An assessment of the ultimate non-redemption rate of gift cards is performed when enough time has passed since the activation of the cards to enable a determination of the ultimate breakage rate based upon historical redemption experience. This date of assessment has historically been two full fiscal years after the fiscal year the cards were activated. At the time of assessment a breakage estimate is calculated and recorded in net sales. Breakage revenue for gift cards was $1.4 million, $0.9 million and $0.8 million in fiscal years 2017, 2016 and 2015, respectively.
Loyalty Program
In fiscal 2016, we launched a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. The deferred revenue for this program was $1.2 million and $0.6 million as of February 3, 2018 and January 28, 2017.
Cost of Goods Sold
Cost of goods sold includes product costs and buying, distribution and store occupancy costs as follows:

•	Costs of products sold include:

•	freight expenses associated with merchandise received from our vendors into our distribution centers;

•	vendor allowances;

•	cash discounts on payments to merchandise vendors;

•	physical inventory losses; and

•	markdowns of inventory.

•	Buying, distribution and occupancy costs include:

•	payroll, benefit costs, and incentive compensation for merchandising personnel;

•	customer shipping and handling expenses;

•	costs associated with operating our distribution and fulfillment center, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;

•	freight expenses associated with shipping merchandise inventories from our distribution center to our stores and e-commerce customers; and

•	store occupancy costs, including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
Selling, General and Administrative Expenses

•	Payroll, benefit costs and incentive compensation for store, regional, e-commerce and corporate employees;

•	Occupancy and maintenance costs of corporate office facilities;

•	Depreciation related to corporate office assets;

•	Advertising and marketing costs, net of reimbursement from vendors;

•	Tender costs, including costs associated with credit and debit card interchange fees;

•	Long-lived asset impairment charges;

•	Legal provisions;

•	Other administrative costs such as supplies, consulting, audit and tax preparation fees, travel and lodging; and

•	Charitable contributions.
Store Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the accompanying Consolidated Statements of Income.
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $12.1 million, $15.4 million and $19.7 million in fiscal years 2017, 2016 and 2015, respectively.

Share-Based Compensation
We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), for accounting for equity instruments exchanged for employee services. Under the provisions of this statement, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of share-based compensation expense. Refer to “Note 12: Share-Based Compensation”, for further information.
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
We have included the estimated impact of the Tax Act in our financial results for the period ended February 3, 2018. The Securities and Exchange Commission ("SEC") has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is included in our provision amount and we do not anticipate material adjustments to such accounting in future periods. Refer to “Note 14: Income Taxes”, for further information.

Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 270 thousand, 33 thousand and 70 thousand in fiscal years 2017, 2016 and 2015, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At February 3, 2018 and January 28, 2017, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
New Accounting Standards Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), along with amendments issued in 2015 and 2016, which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09, which will become effective for us in the first quarter of fiscal 2018, may be applied retrospectively for each period presented (the "full retrospective method") or retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal year 2018 (the "modified retrospective method"). We are adopting the standard using the modified retrospective method. We have determined that the adoption will change the timing of recognition of gift card breakage income, which is currently recognized when the probability of the redemption is remote and recorded in net sales. The new guidance will require recognition of gift card breakage income proportionately in net sales as redemptions occur. Additionally, we have determined that revenue for merchandise shipped to the customer from a distribution center or store will be recognized at the shipping point rather than upon receipt by the customer. Lastly, under the new guidance, we will recognize allowances for estimated sales returns on a gross basis rather than net basis on the consolidated balance sheets. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers. We have determined that the new standard will result in a net cumulative effect adjustment to increase beginning retained earnings by approximately $1.4 million. We currently do not expect the adoption of this update to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASU 2016-02, which will become effective for us in the first quarter of fiscal 2019, with early adoption permitted, must be adopted using the modified retrospective method. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Accounting Standard Adopted in Fiscal 2017
On January 29, 2017, we adopted FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting and reporting for share-based compensation, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings and a $0.2 million increase to additional paid-in-capital as of January 29, 2017, related to the recognition of previously estimated expected forfeitures using the modified retrospective method. We adopted the cash flow presentation which requires excess tax benefits to be presented as an operating activity rather than a financing activity. The adoption of this update did not have an effect on our consolidated results of operations.
Note 3: Marketable Securities
Marketable securities as of February 3, 2018 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.
The following table summarizes investments in marketable securities at February 3, 2018 and January 28, 2017 (in thousands):

	February 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,566	$23	$59,589
Fixed income securities	23,119	42	23,161
	$82,685	$65	$82,750

	January 28, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,785	$107	$44,892
Fixed income securities	10,017	14	10,031
	$54,802	$121	$54,923

For fiscal years 2017, 2016 and 2015, we recognized gains on investments of $0.8 million, $0.3 million and $0.1 million, respectively, for commercial paper which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income (expense), net, on the accompanying Consolidated Statements of Income.

Note 4: Receivables
At February 3, 2018 and January 28, 2017, receivables consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Credit and debit card receivables	$2,480	$2,450
Tenant allowances due from landlords	1,004	14
Vendor receivables	874	1,807
Less: Allowance for doubtful accounts	(6)	(282)
Total receivables	$4,352	$3,989

We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At February 3, 2018 and January 28, 2017, prepaid expenses and other current assets consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Prepaid rent	$7,095	$7,507
Prepaid maintenance	999	690
Prepaid insurance	673	504
Other	767	840
Total prepaid expenses and other current assets	$9,534	$9,541
Note 6: Property and Equipment
At February 3, 2018 and January 28, 2017, property and equipment consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Leasehold improvements	$132,428	$137,287
Furniture and fixtures	43,983	43,160
Computer hardware and software	37,722	30,091
Machinery and equipment	31,509	31,089
Vehicles	1,891	1,821
Construction in progress	1,854	2,273
Building under capital lease	—	7,840
	249,387	253,561
Accumulated depreciation	(166,066)	(164,342)
Property and equipment, net	$83,321	$89,219
Depreciation expense related to property and equipment was $23.4 million, $23.3 million and $22.8 million in fiscal years 2017, 2016 and 2015, respectively.
Cash paid for capital expenditures during fiscal 2017, 2016 and 2015, were approximately $13.8 million, $17.0 million and $23.1 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $0.8 million, $2.4 million and $2.6 million in selling, general and administrative expenses in fiscal years 2017, 2016 and 2015, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information.
If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.

Note 7: Accrued Expenses
At February 3, 2018 and January 28, 2017, accrued expenses consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Loss contingencies (Note 10)	$6,466	$2,198
Sales and use taxes payable	2,192	5,730
Accrued construction	2,075	484
Accrued freight	1,997	2,884
Merchandise returns	1,133	1,078
Income taxes payable	343	4,374
Other	8,525	7,124
Total accrued expenses	$22,731	$23,872
Note 8: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On February 20, 2018 and February 24, 2017, we paid a special dividend of $1.00 per share and $0.70 per share, respectively. Refer to "Note 18: Shareholders' Equity", for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our workers compensation insurance policy.  As of February 3, 2018, there has been no activity under this letter of credit since its inception.
As of February 3, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. This lease was amended in December 2017 and was re-classified from a capital lease to an operating lease. The lease expires on December 31, 2027. We incurred rent expense of $0.2 million in fiscal year 2017 under the operating lease classification, see Capital lease section for incurred rent expense in prior years.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million in each of the fiscal years 2017, 2016 and 2015, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $1.0 million, $0.9 million and $0.9 million in fiscal years 2017, 2016 and 2015, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.
Future minimum rental commitments, by year and in the aggregate, under non-cancellable operating leases, including fixed common area maintenance charges, if any, for the above buildings and all of our store locations as of February 3, 2018 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2018	$3,233	$65,796	$69,029
2019	3,330	59,383	62,713
2020	3,429	54,356	57,785
2021	3,258	48,192	51,450
2022	2,276	39,966	42,242
Thereafter	11,274	72,326	83,600
Total	$26,800	$340,019	$366,819
Rent expense under non-cancellable operating leases for fiscal years 2017, 2016 and 2015 was as follows (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016
Minimum rentals	$44,520	$42,988	$43,176
Contingent rentals	1,552	1,212	403
Total rent expense	$46,072	$44,200	$43,579
Capital lease
Prior to December 2017, our corporate headquarters and distribution center (10 and 12 Whatney, Irvine, California) was leased from a company owned by the co-founders of Tillys. The land component was accounted for as an operating lease and the building component was accounted for as a capital lease. We incurred rent expense of $0.9 million, $1.0 million and $0.9 million, in fiscal years 2017, 2016 and 2015, respectively, related to the operating (land component) of this lease.
The obligation under the capital lease was $0.8 million as of January 28, 2017. The gross amount of the building under the capital lease was $7.8 million and accumulated amortization was and $7.4 million as of and January 28, 2017.
Prior to signing each of the related party leases above, we received an independent market analysis regarding the property and therefore believe that the terms of each lease are reasonable and not materially different from terms we would have obtained from an unaffiliated third party.
Note 10: Commitments and Contingencies
Indemnifications, Commitments, and Guarantees
During the normal course of business, we have made certain indemnifications, commitments, and guarantees under which we may be required to make payments for certain transactions. These indemnifications include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make, and their duration may be indefinite. We have not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying Consolidated Balance Sheets.
Purchase Obligations
At February 3, 2018, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $8.3 million, payable as follows: $2.6 million in fiscal 2018, $2.4 million in fiscal 2019, $1.7 million in fiscal 2020, $1.2 million in fiscal 2021, and $0.4 million in fiscal 2022.

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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. Subsequently, we requested the plaintiff to dismiss the class action claims based on an existing waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. We intend to defend this case vigorously.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval and the execution of a final settlement agreement. In March 2018, the parties executed a settlement agreement, subject to court approval.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. Plaintiff's reply appellate brief is currently due to be filed in April 2018. We have defended this case vigorously and will continue to do so.
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
On June 10, 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell. The settlement requires that the vendor pay $2.0 million to the plaintiff over three years and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property. As of February 3, 2018, due to updated facts and circumstances, we have accrued for the remaining maximum exposure loss of $1.4 million relating to this matter. We will utilize all available rights of offset to reduce our loss, including the enforcement of the security interest we have in the vendor's intellectual property.

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
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2017, 2016 and 2015. Furthermore, as of February 3, 2018 and January 28, 2017, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 3, 2018			January 28, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$46,441	$—	$—	$76,177	$—	$—
Marketable securities:
Commercial paper	$—	$59,589	$—	$—	$44,892	$—
Fixed income securities	—	23,161	—	—	10,031	—
(1) Excludes cash

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
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.8 million, $2.4 million and $2.6 million in fiscal years 2017, 2016 and 2015, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	($ in thousands)
Carrying value of assets with impairment	$848	$2,584	$3,589
Fair value of assets impaired	$—	$232	$996
Number of stores tested for impairment	10	15	20
Number of stores with impairment	4	9	9
Note 12: Share-Based Compensation
The Tillys 2012 Amended and Restated Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of February 3, 2018, there were 1,766,014 shares still available for future issuance under the 2012 Plan.
Options
We grant stock options to certain employees that gives them the right to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The non-qualified options vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.

The following table summarizes our stock option activity for fiscal year 2017:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at January 28, 2017	1,842,375	$9.98
Granted	411,000	$8.79
Exercised	(308,250)	$11.01
Forfeited	(59,000)	$8.92
Expired	(34,875)	$14.07
Outstanding at February 3, 2018	1,851,250	$9.50	7.2	$9,304
Vested and expected to vest at February 3, 2018	1,851,250	$9.50	7.2	$9,304
Exercisable at February 3, 2018	828,250	$11.55	5.6	$2,738

(1)
Intrinsic value for stock options is defined as the difference between the market price of the our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $14.27 at February 3, 2018.

The total intrinsic value of options exercised in fiscal years 2017, 2016 and 2015 was $1.3 million, $0.9 million and $1.7 million, respectively.
The total fair value of options vested in fiscal years 2017, 2016 and 2015 was $1.6 million, $2.0 million and $4.6 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2017, 2016 and 2015 was $3.4 million, $2.1 million and $3.1 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2017, 2016 and 2015 was $0.5 million, $0.4 million and $0.7 million, respectively.
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
The fair values of stock options granted in fiscal years 2017, 2016 and 2015 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Average fair value per option granted	$3.99	$3.73	$3.06
Expected option term (1)	5.0 years	5.0 years	5.0 years
Expected volatility factor (2)	50.3%	62.8%	49.68%
Risk-free interest rate (3)	1.93%	1.34%	1.64%
Expected annual dividend yield	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of February 3, 2018 and changes during fiscal year 2017 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2017	166,960	$12.12
Granted	23,100	$10.39
Vested	(74,528)	$11.09
Forfeited	(6,000)	$16.07
Nonvested at February 3, 2018	109,532	$12.24
The weighted-average grant-date fair value of restricted stock granted during the years ended January 28, 2017 and January 30, 2016 was $6.17and $15.15, respectively.
The total fair value of restricted stock vested was $0.7 million, $0.5 million and $0.4 million in fiscal years 2017, 2016 and 2015, respectively.

Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation recorded in the accompanying Consolidated

Statements of Income (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Cost of goods sold	$612	$855	$991
Selling, general and administrative expenses	1,799	1,717	2,935
Stock-based compensation	$2,411	$2,572	$3,926
At February 3, 2018, there was $3.6 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.2 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company are made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.6 million, $0.8 million and $0.7 million in fiscal years 2017, 2016 and 2015, respectively.
Note 14: Income Taxes
The components of income tax expense for fiscal years 2017, 2016 and 2015 were as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current:
Federal	$6,236	$7,939	$7,614
State	1,304	1,602	1,439
	7,540	9,541	9,053
Deferred:
Federal	2,436	(1,121)	1,105
State	533	(82)	449
	2,969	(1,203)	1,554
Total income tax expense	$10,509	$8,338	$10,607
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2017, 2016 and 2015 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Federal taxes at statutory rate	$8,529	$6,913	$6,352
State and local income taxes, net of federal benefit	1,216	988	1,098
Tax reform impact	491	—	—
Stock compensation discrete items (1)	231	558	2,592
Return to provision adjustments	124	(40)	130
Other	(82)	(81)	435
Total income tax expense	$10,509	$8,338	$10,607

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

On December 22, 2017, the Tax Act was signed into law, a significant modification of existing U.S. federal tax legislation, was enacted which reduced our U.S. federal tax rate from 35% to 21%, effective January 1, 2018. The statutory tax rate for the current year reflects this change in tax rate. The decrease in rate resulted in a $0.2 million decrease in our provision for income taxes, offset by a $0.5 million impact on our deferred tax assets. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is included in our provision amount and we do not anticipate material adjustments to such accounting in future periods.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of February 3, 2018 and January 28, 2017 were as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Deferred rent	$3,523	$5,343
Stock-based compensation	1,705	2,574
Inventories	1,650	2,712
Accrued expenses	1,079	1,753
Compensation and benefits	471	687
Deferred revenue	187	318
Tax credits	51	162
Capital lease	4	147
Total deferred tax assets	8,670	13,696
Deferred tax liabilities:
Property and equipment	(5,367)	(7,344)
Prepaid expenses	(526)	(606)
Marketable securities	(9)	(44)
Total deferred tax liabilities	(5,902)	(7,994)
Net deferred tax asset	$2,768	$5,702
Deferred tax assets are included in “Other assets" in the accompanying Consolidated Balance Sheets.

As of February 3, 2018 and January 28, 2017, we had approximately $0.1 million of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.

Uncertain Tax Positions
As of February 3, 2018 and January 28, 2017, there were no material unrecognized tax benefits. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2017, 2016 and 2015.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2015 and 2016 remain subject to examination for federal tax purposes and fiscal years 2013 through 2016 remain subject to examination in significant state tax jurisdictions.
Note 15: Earnings Per Share
Our common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion.
Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, and unamortized compensation, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2017, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net income	$14,700	$11,410	$7,541
Weighted average basic shares outstanding	28,804	28,496	28,332
Dilutive effect of stock options and restricted stock	270	33	70
Weighted average shares for diluted earnings per share	29,074	28,529	28,402
Basic earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27
Diluted earnings per share of Class A and Class B common stock	$0.51	$0.40	$0.27
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Stock options	1,058	1,818	1,119
Restricted stock	56	99	154
Total	1,114	1,917	1,273
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
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal 2017, 2016 and 2015, our Board of Directors approved annual financial support for TLC of $70,000, $50,000 and $50,000, respectively, for each fiscal year.

Note 17: Quarterly Financial Information (Unaudited)
The tables below set forth unaudited selected quarterly financial data for each of the last two fiscal years (in thousands, except per share data). Each of the quarters presented was thirteen weeks in duration, except for fourth quarter ended February 3, 2018, which was fourteen weeks in duration. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The quarters are calculated independent of each other and therefore may not agree to the year to date amounts.

	Fiscal Year Ended February 3, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,947	$138,810	$152,824	$164,317
Gross profit	32,905	40,929	50,094	51,440
Operating (loss) income	(329)	(1,239)	14,112	11,441
Net (loss) income	(161)	(596)	8,757	6,699
Basic (loss) earnings per share	$(0.01)	$(0.02)	$0.30	$0.23
Diluted (loss) earnings per share	$(0.01)	$(0.02)	$0.30	$0.23

(1) Includes 14 weeks
	Fiscal Year Ended January 28, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,218	$136,412	$152,106	$160,216
Gross profit	32,587	38,837	47,969	49,066
Operating (loss) income	(3,967)	2,232	10,667	10,398
Net (loss) income	(2,745)	1,433	6,417	6,305
Basic (loss) earnings per share	$(0.10)	$0.05	$0.23	$0.22
Diluted (loss) earnings per share	$(0.10)	$0.05	$0.22	$0.22
Note 18: Shareholders' Equity
On January 24, 2018, our Board of Director's declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 9, 2018. Payment of the dividend was made on February 20, 2018.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 3, 2018 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 3, 2018.
Our internal control over financial reporting as of February 3, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of February 3, 2018, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and our report dated March 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Costa Mesa, California
March 30, 2018

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2018 (the “2018 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2018 Proxy Statement.

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
None.

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

10.2.1*	First Amendment to Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated December 21, 2017

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13
Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on August 11, 2011)

10.14
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.15
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.16
Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.16.1
Amendment No. 1 to Amended and Restated Credit Agreement and between World of Jeans & Tops and Wells Fargo, NA dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2014)

10.16.2
Amendment No. 2 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2015)

10.16.3
Amendment No. 3 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2017)

10.16.4*	Amendment No. 4 to Amended and Restated Credit Agreement and Limited Waiver between World of Jeans & Tops and Wells Fargo, NA, dated as of April 13, 2017

10.16.5
Amendment No. 5 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2018)

10.17
Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.18
Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19
Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20
Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21
Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.22
Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.23
Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.24#	Offer Letter dated May 12, 2015 from Tilly's, Inc. to Michael Henry (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.25#	Offer Letter, dated October 7, 2015, for Edmond Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.26#	Offer Letter between Tilly’s, Inc. and Jon Kubo entered into on July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017; (ii) Consolidated Statements of Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; and (vi) the Notes to the Consolidated Financial Statements.

*    Filed herewith
#    Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2018.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 30, 2018.

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