Form 10-Q
period 2018-05-05
TILLY'S, INC.
filed 2018-06-13
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 8, 2018 the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	15,392,584
Class B common stock $0.001 par value	13,848,497

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 5, 2018

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,190	$53,202	$52,813
Marketable securities	63,799	82,750	52,833
Receivables	4,955	4,352	4,737
Merchandise inventories	56,837	53,216	55,437
Prepaid expenses and other current assets	9,266	9,534	8,513
Total current assets	176,047	203,054	174,333
Property and equipment, net	80,542	83,321	87,823
Other assets	3,277	3,736	6,207
Total assets	$259,866	$290,111	$268,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,504	$21,615	$22,842
Accrued expenses	23,713	22,731	21,404
Deferred revenue	7,622	10,879	9,114
Accrued compensation and benefits	6,614	6,119	4,728
Dividends payable	—	29,067	—
Current portion of deferred rent	5,322	5,220	5,834
Capital lease obligation	—	—	612
Total current liabilities	62,775	95,631	64,534
Long-term portion of deferred rent	30,857	31,340	34,356
Other	2,476	2,715	—
Total liabilities	96,108	129,686	98,890
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 15,197, 14,927 and 13,678 shares issued and outstanding, respectively	15	15	14
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 13,948, 14,188 and 15,109 shares issued and outstanding, respectively	14	14	15
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	144,550	143,984	138,797
Retained earnings	19,068	16,398	30,604
Accumulated other comprehensive income	111	14	43
Total stockholders’ equity	163,758	160,425	169,473
Total liabilities and stockholders’ equity	$259,866	$290,111	$268,363
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net sales	$123,634	$120,947
Cost of goods sold (includes buying, distribution, and occupancy costs)	88,657	88,042
Gross profit	34,977	32,905
Selling, general and administrative expenses	33,646	33,234
Operating income (loss)	1,331	(329)
Other income, net	383	238
Income (loss) before income taxes	1,714	(91)
Income tax expense	491	70
Net income (loss)	$1,223	$(161)
Basic income (loss) per share of Class A and Class B common stock	$0.04	$(0.01)
Diluted income (loss) per share of Class A and Class B common stock	$0.04	$(0.01)
Weighted average basic shares outstanding	29,080	28,705
Weighted average diluted shares outstanding	29,438	28,705
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income (loss)	$1,223	$(161)
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale securities, net of tax	97	(23)
Other comprehensive income (loss)	97	(23)
Comprehensive income (loss)	$1,320	$(184)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	1,223	—	1,223
Restricted stock vesting	28	—	—	—	—	—	—
Taxes paid in lieu of shares issued	(9)	—	—	(99)	—	—	(99)
Shares converted by founders	240	(240)	—	—	—	—	—
Stock-based compensation expense	—	—	—	580	—	—	580
Employee exercises of stock options	11	—	—	85	—	—	85
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	97	97
Balance at May 5, 2018	15,197	13,948	$29	$144,550	$19,068	$111	$163,758
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities
Net income (loss)	$1,223	$(161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,815	5,829
Stock-based compensation expense	580	577
Impairment of assets	145	—
Loss on disposal of assets	—	4
Gain on sales and maturities of marketable securities	(265)	(152)
Deferred income taxes	(87)	(141)
Changes in operating assets and liabilities:
Receivables	(603)	(748)
Merchandise inventories	(3,811)	(7,669)
Prepaid expenses and other assets	246	1,049
Accounts payable	(1,710)	5,143
Accrued expenses	107	(3,807)
Accrued compensation and benefits	495	(2,531)
Deferred rent	(381)	(1,343)
Deferred revenue	(1,084)	(1,089)
Net cash provided by (used in) operating activities	670	(5,039)
Cash flows from investing activities
Purchase of property and equipment	(2,946)	(2,983)
Purchases of marketable securities	(21,052)	(29,818)
Maturities of marketable securities	40,397	32,022
Net cash provided by (used in) investing activities	16,399	(779)
Cash flows from financing activities
Dividends paid	(29,067)	(20,080)
Proceeds from exercise of stock options	85	29
Taxes paid in lieu of shares issued for stock-based compensation	(99)	(89)
Payment of capital lease obligation	—	(223)
Net cash used in financing activities	(29,081)	(20,363)
Change in cash and cash equivalents	(12,012)	(26,181)
Cash and cash equivalents, beginning of period	53,202	78,994
Cash and cash equivalents, end of period	$41,190	$52,813
Supplemental disclosures of cash flow information
Interest paid	$—	$12
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$235	$2,094
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 222 stores, including three RSQ-branded pop-up stores, in 31 states as of May 5, 2018. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the first quarters ended May 5, 2018 and April 29, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 ("fiscal 2017").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2018 refer to the fiscal year ending February 2, 2019. References to the fiscal quarters ended May 5, 2018, and April 29, 2017, refer to the first quarter ended as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Recently Adopted Accounting Standard
On February 4, 2018, we adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective transition method, which under ASC 606, means the standard applies retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal 2018. Comparative information for the prior year fiscal quarter has not been adjusted and continues to be reported under the previous standard ASC 605. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to our customers at an amount we expect to be entitled to in exchange for those goods or services. The adoption of this standard requires us to recognize gift card breakage income in proportion to redemptions as they occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers.

The adoption of ASC 606 resulted in a net cumulative effect adjustment that increased the opening balance of retained earnings by approximately $1.4 million, as well as the following impacts:

•
Breakage revenue is now recognized over time in proportion to actual customer redemptions. Breakage revenue was previously recognized two full fiscal years after the gift cards were activated when the probability of redemption was considered remote.

•	Revenue for merchandise shipped to the customer from a distribution center or store is now recognized at the shipping point, whereas it was previously recognized upon customer receipt.
The impact of the adoption of ASC 606 on the consolidated balance sheet as of May 5, 2018 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Merchandise inventories	$56,837	$57,266	$(429)
Other assets	3,277	3,813	(536)
Accrued expenses	23,713	23,620	93
Deferred revenue	7,622	10,387	(2,765)
Retained earnings	19,068	17,361	1,707

The impact of the adoption of ASC 606 on our consolidated statement of operations for the three months ended May 5, 2018 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Net sales	$123,634	$123,042	$592
Cost of goods sold	88,657	88,418	239
Gross profit	34,977	34,624	353

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations.
The following table summarizes net sales from our retail stores compared to e-commerce (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Retail stores	$108,501	$104,695
E-commerce	15,133	16,252
Total net sales	$123,634	$120,947
We accrue for estimated sales returns by customers based on historical sales return results. As of May 5, 2018, February 3, 2018 and April 29, 2017, our reserve for sales returns was $1.6 million, $1.1 million and $1.4 million, respectively.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $6.3 million, $9.2 million and $6.3 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.7 million and $4.3 million for the first quarters ended May 5, 2018 and April 29, 2017, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.3 million, $1.2 million and $0.7 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively. Revenue recognized from our loyalty program was $0.3 million and $0.1 million for the first quarters ended May 5, 2018 and April 29, 2017, respectively.
Income taxes
The Securities and Exchange Commission has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have not made any provision adjustments during the first quarter ended May 5, 2018. We are continuing to assess the final impact of the guidance which we expect to complete within the one-year time frame provided by SAB 118.

New Accounting Standards Not Yet Adopted
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
Note 3: Marketable Securities
Marketable securities as of May 5, 2018 consisted of commercial paper, classified as available-for-sale, and fixed income securities, are classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at May 5, 2018, February 3, 2018 and April 29, 2017 (in thousands):

	May 5, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,548	$152	$49,700
Fixed income securities	14,099	—	14,099
	$63,647	$152	$63,799

	February 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,566	$23	$59,589
Fixed income securities	23,119	42	23,161
	$82,685	$65	$82,750

	April 29, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,735	$72	$44,807
Fixed income securities	8,000	26	8,026
	$52,735	$98	$52,833
We recognized gains on investments for commercial paper that matured during the three months ended May 5, 2018 and April 29, 2017. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income (loss) and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Gains on investments	$195	$152

Note 4: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 20, 2018 and February 24, 2017, we paid a special cash dividend of $1.00 per share and $0.70 per share, respectively, to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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

As of May 5, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $6.3 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (PAGA) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We have requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. If plaintiff refuses to dismiss the class claims from the class action, we will seek to enforce the class action waiver. We intend to defend this case vigorously.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court. In March 2018, the parties executed a settlement agreement, which remains subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement, and the court has scheduled a hearing for final approval of the settlement on August 2, 2018.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. We have defended this case vigorously, and will continue to do so.
In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell. The settlement required that the vendor pay $2.0 million to the plaintiff over three years, and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  We concluded this matter with the final settlement payment on June 5, 2018. The total settlement amount paid by us was not materially different from the amount previously accrued.
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
During the three months ended May 5, 2018 and April 29, 2017, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 5, 2018, February 3, 2018 and April 29, 2017, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 5, 2018			February 3, 2018			April 29, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$26,874	$—	$—	$46,441	$—	$—	$48,456	$—	$—
Fixed income securities	—	5,023	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	$—	$49,700	$—	$—	$59,589	$—	$—	$44,807	$—
Fixed income securities	—	14,099	—	—	23,161	—	—	8,026	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the first quarter ended May 5, 2018, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that one of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded non-cash impairment charges during the three months ended May 5, 2018 of approximately $0.1 million, to write-down the carrying value of certain long-lived store assets. We did not incur non-cash impairment charges during the first quarter ended April 29, 2017.

	Three Months Ended
	May 5, 2018	April 29, 2017
	($ in thousands)
Carrying value of assets with impairment	$145	NA
Fair value of assets impaired	$—	NA
Number of stores tested for impairment	4	7
Number of stores with impairment	1	—
NA - Not applicable.
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 5, 2018, there were 1,497,281 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the first quarter ended May 5, 2018 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2018	1,851,250	$9.50
Granted	301,625	$11.33
Exercised	(11,125)	$7.59
Forfeited	(18,500)	$8.62
Expired	(2,000)	$12.62
Outstanding at May 5, 2018	2,121,250	$9.78	7.3	$4,853
Vested and expected to vest at May 5, 2018	2,121,250	$9.78	7.3	$4,853
Exercisable at May 5, 2018	1,080,375	$11.10	5.8	$1,978

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $11.17 at May 5, 2018.

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

The fair values of stock options granted during the first quarter ended May 5, 2018 and April 29, 2017 were estimated on the grant date using the following assumptions:

	Three Months Ended
	May 5, 2018	April 29, 2017
Weighted average grant-date fair value per option granted	$5.35	$4.01
Expected option term (1)	5.0 years	5.0 years
Weighted average expected volatility factor (2)	51.6%	51.4%
Weighted average risk-free interest rate (3)	2.6%	1.9%
Expected annual dividend yield	—%	—%

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
A summary of the status of non-vested restricted stock changes during the first quarter ended May 5, 2018 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2018	109,532	$12.24
Vested	(27,750)	$16.07
Forfeited	(875)	$16.07
Nonvested at May 5, 2018	80,907	$10.89
Stock-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes stock-based compensation recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Cost of goods sold	$140	$141
Selling, general and administrative expenses	440	436
Stock-based compensation	$580	$577
At May 5, 2018, there was $4.5 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.7 years.

Note 8: Income (Loss) Per Share
Income (loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.
The components of basic and diluted income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net income (loss)	$1,223	$(161)
Weighted average basic shares outstanding	29,080	28,705
Dilutive effect of stock options and restricted stock	358	—
Weighted average shares for diluted income per share	29,438	28,705
Basic income (loss) per share of Class A and Class B common stock	$0.04	$(0.01)
Diluted income (loss) per share of Class A and Class B common stock	$0.04	$(0.01)

The following stock options and restricted stock have been excluded from the calculation of diluted income (loss) per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Stock options	797	1,341
Restricted stock	—	57
Total	797	1,398

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 5, 2018, we operated 222 stores, including three RSQ-branded pop-up stores, averaging 7,500 square feet, in 31 states. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we have experienced during the last six consecutive quarters. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
During fiscal 2018, we currently plan to open up to 15 new stores and three additional RSQ-branded "pop-up" stores and close six stores. We will leverage existing markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income.
As a result of the Tax Reform Act, which was signed into law in December 2017, we expect our effective income tax rate will be reduced to approximately 27% for fiscal 2018.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.
Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations as well as sales of merchandise through our e-commerce platform, which is reflected in sales when the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Net sales are adjusted for the unredeemed awards and accumulated partial points on our customer loyalty program. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are used to purchase merchandise. However, based upon historical patterns, some gift cards will never be redeemed (referred to as gift card "breakage"). Based on our historical gift card breakage rate, gift card breakage revenue is recognized over the redemption period in proportion to actual gift card redemptions and is also included in net sales.
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
Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
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

	Three Months Ended
	May 5, 2018	April 29, 2017

Statements of Operations Data:
Net sales	$123,634	$120,947
Cost of goods sold	88,657	88,042
Gross profit	34,977	32,905
Selling, general and administrative expenses	33,646	33,234
Operating income (loss)	1,331	(329)
Other income, net	383	238
Income (loss) before income taxes	1,714	(91)
Income tax expense	491	70
Net income (loss)	$1,223	$(161)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	71.7%	72.8%
Gross profit	28.3%	27.2%
Selling, general and administrative expenses	27.2%	27.5%
Operating income (loss)	1.1%	(0.3)%
Other income, net	0.3%	0.2%
Income (loss) before income taxes	1.4%	(0.1)%
Income tax expense	0.4%	0.1%
Net income (loss)	1.0%	(0.1)%

The following table presents store operating data for the periods indicated:

	Three Months Ended
	May 5, 2018	April 29, 2017
Operating Data:
Stores operating at end of period	222	222
Comparable store sales change (1)	0.1%	0.6%
Total square feet at end of period (in thousands)	1,675	1,697
Average net sales per retail store (in thousands) (2)	$493	$470
Average net sales per square foot (2)	$65	$62
E-commerce revenues (in thousands) (3)	$15,133	$16,252
E-commerce revenues as a percentage of net sales	12.2%	13.4%

(1)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue on loyalty program and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per retail store.

(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.
First Quarter Ended May 5, 2018 Compared to First Quarter Ended April 29, 2017
Net Sales
Net sales were $123.6 million in the first quarter of fiscal 2018 compared to $120.9 million in the first quarter of fiscal 2017, an increase of $2.7 million, or 2.2%. The increase in net sales was primarily attributable to the calendar shift impact of the 53rd week in fiscal 2017's retail calendar. Comparable store sales, including e-commerce, increased 0.1%, driven by an increase in store traffic compared to the first quarter of fiscal 2017. E-commerce revenues represented 12.2% of our total net sales, or $15.1 million, in the first quarter of fiscal 2018 compared to 13.4%, or $16.3 million, in the first quarter of fiscal 2017. Our comparable store sales growth was primarily attributable to strength in our branded mens, boys, girls and footwear merchandise assortments, partially offset by weakness in our womens and accessories assortments.
Gross Profit
Gross profit was $35.0 million in the first quarter of fiscal 2018 compared to $32.9 million in the first quarter of fiscal 2017, an increase of $2.1 million, or 6.4%. Gross margin, or gross profit as a percentage of net sales, was 28.3% during the first quarter of fiscal 2018, an improvement of 110 basis points compared to 27.2% during the first quarter of fiscal 2017. The comparable changes in gross margin were as follows:

%	Attributable to
1.2%	Decrease in buying, distribution and occupancy costs of $0.7 million, primarily due to distribution savings and occupancy reductions.
(0.1)%	Decrease in product margins due to lower initial markups as a result of a change in our product mix towards more branded merchandise.
1.1%	Total
Selling, General and Administrative Expenses
SG&A expenses were $33.6 million in the first quarter of fiscal 2018 compared to $33.2 million in the first quarter of fiscal 2017, an increase of $0.4 million, or 1.2%. As a percentage of net sales, SG&A expenses were 27.2% for the first quarter of fiscal 2018, an improvement of 30 basis points compared to 27.5% during the first quarter of fiscal 2017. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(0.2)%	$0.3	Decrease in corporate and store payroll and benefits expenses as a percentage of net sales. The dollar increase was primarily attributable to minimum wage increases in certain jurisdictions.
(0.1)%	0.1	Net change in all other SG&A expenses. The dollar increase was primarily attributable to increased expenses associated with new order management, website and point-of-sale systems.
(0.3)%	$0.4	Total
Operating Income (Loss)
Operating income was $1.3 million, or 1.1% of net sales, in the first quarter of fiscal 2018 compared to operating loss of $0.3 million, or (0.3)% of net sales, for the first quarter of fiscal 2017.
Income Tax Expense
Income tax expense was $0.5 million in the first quarter of fiscal 2018 compared to $0.1 million in the first quarter of fiscal 2017. Our effective tax rate was 28.6% for first quarter of fiscal 2018. Income tax expense includes discrete charges related to stock grant activity for both periods.
Net Income (Loss) and Income (Loss) Per Share
Net income was $1.2 million for the first quarter of fiscal 2018 compared to net loss of $0.2 million for the first quarter of fiscal 2017, representing an increase of $1.4 million, attributable to the factors discussed above. Diluted income per share was $0.04 for the first quarter of fiscal 2018 compared to a loss per share of $0.01 for the first quarter of fiscal 2017.

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
Working capital at May 5, 2018, was $113.3 million compared to $107.4 million at February 3, 2018, an increase of $5.8 million. The changes in our working capital during the first quarter of fiscal 2018 were as follows:

$ millions	Description
$107.4	Working capital at February 3, 2018
3.3	Decrease in deferred revenue primarily due to the balance sheet implementation impacts of our adoption of ASC 606, Revenue Recognition.
2.6	Net increase from changes in all other current assets and liabilities
$113.3	Working capital at May 5, 2018
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net cash provided by (used in) operating activities	$670	$(5,039)
Net cash provided by (used in) investing activities	16,399	(779)
Net cash used in financing activities	(29,081)	(20,363)
Net decrease in cash and cash equivalents	$(12,012)	$(26,181)
Net Cash Provided By (Used In) Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items plus the effect on cash of changes during the year in our assets and liabilities.
Net cash flows provided by operating activities were $0.7 million during the first quarter of fiscal 2018 compared to net cash flows used in operating activities of $5.0 million in the first quarter of fiscal 2017. The $5.7 million increase in cash provided by operating activities was primarily due to the timing of payroll and vendor payments and net income.

Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $16.4 million during the first quarter of fiscal 2018 compared to net cash used in investing activities of $0.8 million during the first quarter of fiscal 2017. Net cash provided by investing activities in the first quarter of fiscal 2018 consisted of proceeds from marketable securities of $40.4 million, partially offset by purchases of marketable securities of $21.1 million and capital expenditures totaling $2.9 million. Net cash used in investing activities during the first quarter of fiscal 2017 primarily consisted of capital expenditures totaling $3.0 million and purchases of marketable securities of $29.8 million, partially offset by proceeds from the maturities of marketable securities of $32.0 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation, proceeds from employee exercises of stock options and payments on a capital lease obligation.
Net cash used in financing activities was $29.1 million during the first quarter of fiscal 2018 compared to $20.4 million during the first quarter of fiscal 2017. Financing activities in the first quarter of fiscal 2018 primarily consisted of dividends paid of $29.1 million. Financing activities in the first quarter of fiscal 2017 primarily consisted of dividends paid of $20.1 million and cash payments on a capital lease obligation of $0.2 million.
Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 20, 2018 and February 24, 2017, we paid a special cash dividend of $1.00 per share and $0.70 per share, respectively, to all holders of record of issued and outstanding shares of both Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
As of May 5, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of May 5, 2018, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for operating leases, purchase obligations and our revolving credit facility.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
On February 4, 2018, we adopted new revenue recognition policies based on new revenue recognition requirements. The adoption impacted our critical accounting policies as follows:

•
Breakage revenue is now recognized over time in proportion to actual customer redemptions. Breakage revenue was previously recognized two full fiscal years after the gift cards were activated when the probability of redemption was considered remote.

•	Revenue for merchandise shipped to the customer from a distribution center or store is now recognized at the shipping point, whereas it was previously recognized upon customer receipt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 5, 2018, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 5, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $6.3 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (PAGA) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We have requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. If plaintiff refuses to dismiss the class claims from the class action, we will seek to enforce the class action waiver. We intend to defend this case vigorously.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserts a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint seeks class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court. In March 2018, the parties executed a settlement agreement, which remains subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement, and the court has scheduled a hearing for final approval of the settlement on August 2, 2018.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. We have defended this case vigorously, and will continue to do so.
In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell. The settlement required that the vendor pay $2.0 million to the plaintiff over three years, and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  We concluded this matter with the final settlement payment on June 5, 2018. The total settlement amount paid by us was not materially different from the amount previously accrued.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Item 5. Other Information
Submission of Matters to a Vote of Security Holders
At the Company's 2018 annual meeting of its stockholders (the "Annual Meeting"), the Company’s stockholders voted on four proposals, as described below. As of the close of business on April 20, 2018, the record date for eligibility to vote at the Annual Meeting, there were 15,157,324 shares of Class A common stock and 13,988,497 shares of Class B common stock of the Company outstanding and entitled to vote at the Annual Meeting. Each share of Class A common stock was entitled to one (1) vote per share, and each share of Class B common stock was entitled to ten (10) votes per share. Accordingly, as of the record date, the total voting power of all of the shares of the Company's common stock entitled to vote at the Annual Meeting was 155,042,294 votes. Each of the proposals was described in detail in the Proxy Statement for the Annual Meeting. The vote totals noted below are final voting results from the Annual Meeting.
Proposal 1
The Company’s stockholders elected the following six directors for a term of office expiring at the Company’s 2019 annual meeting of its stockholders and until their successors are duly elected and qualified. There were no abstentions for Proposal 1.

Name	Votes For	Votes Withheld	Broker Non-Votes
Hezy Shaked	151,175,013	713,742	1,654,756
Edmond Thomas	151,333,662	555,093	1,654,756
Doug Collier	151,333,437	555,318	1,654,756
Seth Johnson	151,127,938	760,817	1,654,756
Janet Kerr	151,452,393	436,362	1,654,756
Bernard Zeichner	151,410,557	478,198	1,654,756
Proposal 2
The Company’s stockholders ratified the appointment of BDO USA, LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2019, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
153,514,212	14,938	14,361	—
Proposal 3
Advisory vote to approve the compensation of our named executive officers for the fiscal year ending February 3, 2018.

Votes For	Votes Against	Abstentions	Broker Non-Votes
151,761,907	98,284	28,564	1,654,756
Proposal 4
Advisory vote on the frequency of future advisory votes by stockholders on the compensation of our named executive officers.

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes
150,617,345	3,694	1,258,550	9,166	1,654,756

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 12, 2018
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 12, 2018
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)