Form 10-Q
period 2018-08-04
TILLY'S, INC.
filed 2018-08-30
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 29, 2018, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	15,640,185
Class B common stock $0.001 par value	13,668,497

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 4, 2018

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$45,638	$53,202	$43,567
Marketable securities	78,588	82,750	66,064
Receivables	11,182	4,352	6,829
Merchandise inventories	74,815	53,216	75,033
Prepaid expenses and other current assets	9,062	9,534	9,391
Total current assets	219,285	203,054	200,884
Property and equipment, net	78,906	83,321	89,130
Other assets	3,391	3,736	6,843
Total assets	$301,582	$290,111	$296,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,786	$21,615	$41,729
Accrued expenses	29,521	22,731	29,097
Deferred revenue	7,193	10,879	9,277
Accrued compensation and benefits	7,392	6,119	7,834
Dividends payable	—	29,067	—
Current portion of deferred rent	5,868	5,220	5,836
Capital lease obligation	—	—	386
Total current liabilities	92,760	95,631	94,159
Long-term portion of deferred rent	31,239	31,340	33,080
Other	2,236	2,715	—
Total liabilities	126,235	129,686	127,239
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 15,599, 14,927 and 13,864 shares issued and outstanding, respectively	15	15	14
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 13,708, 14,188 and 14,958 shares issued and outstanding, respectively	14	14	15
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	146,476	143,984	139,479
Retained earnings	28,756	16,398	30,008
Accumulated other comprehensive income	86	14	102
Total stockholders’ equity	175,347	160,425	169,618
Total liabilities and stockholders’ equity	$301,582	$290,111	$296,857
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$157,406	$138,810	$281,040	$259,757
Cost of goods sold (includes buying, distribution, and occupancy costs)	107,301	97,881	195,957	185,923
Gross profit	50,105	40,929	85,083	73,834
Selling, general and administrative expenses	37,627	42,168	71,275	75,402
Operating income/(loss)	12,478	(1,239)	13,808	(1,568)
Other income, net	490	197	873	435
Income/(loss) before income taxes	12,968	(1,042)	14,681	(1,133)
Income tax expense/(benefit)	3,279	(446)	3,770	(376)
Net income/(loss)	$9,689	$(596)	$10,911	$(757)
Basic income/(loss) per share of Class A and Class B common stock	$0.33	$(0.02)	$0.37	$(0.03)
Diluted income/(loss) per share of Class A and Class B common stock	$0.33	$(0.02)	$0.37	$(0.03)
Weighted average basic shares outstanding	29,209	28,751	29,145	28,728
Weighted average diluted shares outstanding	29,681	28,751	29,567	28,728
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income/(loss)	$9,689	$(596)	$10,911	$(757)
Other comprehensive (loss)/income:
Net change in unrealized gain on available-for-sale securities, net of tax	(25)	59	72	36
Other comprehensive (loss)/income	(25)	59	72	36
Comprehensive income/(loss)	$9,664	$(537)	$10,983	$(721)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	10,911	—	10,911
Restricted stock vesting	52	—	—	—	—	—	—
Taxes paid in lieu of shares issued	(10)	—	—	(111)	—	—	(111)
Shares converted by founders	480	(480)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,127	—	—	1,127
Employee exercises of stock options	150	—	—	1,476	—	—	1,476
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	72	72
Balance at August 4, 2018	15,599	13,708	$29	$146,476	$28,756	$86	$175,347
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities
Net income/(loss)	$10,911	$(757)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	11,503	11,904
Share-based compensation expense	1,127	1,195
Impairment of assets	786	451
Loss on disposal of assets	17	16
Gain on sales and maturities of marketable securities	(599)	(266)
Deferred income taxes	(203)	(364)
Changes in operating assets and liabilities:
Receivables	(6,830)	(2,840)
Merchandise inventories	(21,789)	(27,265)
Prepaid expenses and other assets	461	(280)
Accounts payable	21,571	24,116
Accrued expenses	4,688	(74)
Accrued compensation and benefits	1,273	575
Deferred rent	547	(2,617)
Deferred revenue	(1,513)	(926)
Net cash provided by operating activities	21,950	2,868
Cash flows from investing activities
Purchase of property and equipment	(6,668)	(6,954)
Purchases of marketable securities	(79,822)	(62,898)
Maturities of marketable securities	84,678	52,082
Net cash used in investing activities	(1,812)	(17,770)
Cash flows from financing activities
Dividends paid	(29,067)	(20,080)
Proceeds from exercise of stock options	1,476	105
Taxes paid in lieu of shares issued for share-based compensation	(111)	(101)
Payment of capital lease obligation	—	(449)
Net cash used in financing activities	(27,702)	(20,525)
Change in cash and cash equivalents	(7,564)	(35,427)
Cash and cash equivalents, beginning of period	53,202	78,994
Cash and cash equivalents, end of period	$45,638	$43,567
Supplemental disclosures of cash flow information
Interest paid	$—	$20
Income taxes paid	$3,999	$4,606
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,223	$5,328
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 226 stores, including three RSQ-branded pop-up stores, in 31 states as of August 4, 2018. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
As used in these Notes to the Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before our initial public offering, and to Tilly's, Inc. and its subsidiary after our initial public offering.
We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q as is permitted by SEC rules and regulations.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 4, 2018 and July 29, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 ("fiscal 2017").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2018 refer to the fiscal year ending February 2, 2019. References to the fiscal quarters ended August 4, 2018 and July 29, 2017 refer to the three and six months ended as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Recently Adopted Accounting Standard
On February 4, 2018, we adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method, which under ASC 606, means the standard applies retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal 2018. Comparative information for the prior year fiscal quarter has not been adjusted and continues to be reported under the previous standard ASC 605. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to our customers at an amount we expect to be entitled to in exchange for those goods or services. The adoption of this standard requires us to recognize gift card breakage income in proportion to redemptions as they occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers.

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

•	Revenue for merchandise shipped to the customer from a distribution center or store is now recognized at the shipping point, whereas it was previously recognized upon customer receipt.
The impact of the adoption of ASC 606 on the Consolidated Balance Sheet as of August 4, 2018 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Merchandise inventories	$74,815	$75,625	$(810)
Other assets	3,391	3,927	(536)
Accrued expenses	29,521	29,131	390
Deferred revenue	7,193	10,894	(3,701)
Retained earnings	28,756	26,791	1,965

The impact of the adoption of ASC 606 on our Consolidated Statements of Operations for the three and six months ended August 4, 2018 was as follows (in thousands):

	Three Months Ended			Six Months Ended
	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Net sales	$157,406	$156,470	$936	$281,040	$279,512	$1,528
Cost of goods sold	107,301	106,920	381	195,957	195,337	620
Gross profit	50,105	49,550	555	85,083	84,175	908

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
The following table summarizes net sales from our retail stores compared to e-commerce (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Retail stores	$137,734	$121,957	$246,235	$226,652
E-commerce	19,672	16,853	34,805	33,105
Total net sales	$157,406	$138,810	$281,040	$259,757
We accrue for estimated sales returns by customers based on historical sales return results. As of August 4, 2018, February 3, 2018 and July 29, 2017, our reserve for sales returns was $3.3 million, $1.1 million and $2.2 million, respectively.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $5.7 million, $9.2 million and $7.1 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.4 million and $7.2 million for the three months and six months ended August 4, 2018, respectively, and $3.7 million and $7.9 million for the three and six months ended July 29, 2017, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.5 million, $1.2 million and $0.9 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. Revenue recognized from our loyalty program was $0.4 million and $0.7 million for the three and six months ended August 4, 2018, respectively, and $0.3 million and $0.4 million for the three and six months ended and July 29, 2017, respectively.
Income taxes
The Securities and Exchange Commission has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We have not made any provision adjustments during the first half ended August 4, 2018. We are continuing to assess the final impact of the guidance which we expect to complete within the one-year time frame provided by SAB 118.

New Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. ASC 842, which will become effective for us in the first quarter of fiscal 2019, with early adoption permitted, must be adopted using the modified retrospective method. The new standard is expected to impact our consolidated financial statements as we conduct all of our retail sales and corporate operations in leased facilities. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2020, with early adoption permitted and must be adopted using the modified retrospective method. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements and related disclosures.
Note 3: Marketable Securities
Marketable securities as of August 4, 2018 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at August 4, 2018, February 3, 2018 and July 29, 2017 (in thousands):

	August 4, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,389	$118	$54,507
Fixed income securities	24,081	—	24,081
	$78,470	$118	$78,588

	February 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,566	$23	$59,589
Fixed income securities	23,119	42	23,161
	$82,685	$65	$82,750

	July 29, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$44,713	$170	$44,883
Fixed income securities	21,181	—	21,181
	$65,894	$170	$66,064
We recognized gains on investments for commercial paper that matured during the three and six months ended August 4, 2018 and July 29, 2017. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income/(Loss) and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gains on investments	$240	$83	$435	$215

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
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes must not to be less than $1.0 million (calculated at the end of each fiscal quarter on a trailing 12-month basis), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense on a trailing 12-month basis, and (iii) requires minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year must not exceed $50.0 million.
In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity under this letter of credit since its inception.

As of August 4, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Note 5: Commitments and Contingencies
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $4.7 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (PAGA) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. We have defended this case vigorously, and will continue to do so.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the final required cash payments to be made as part of this settlement. Additionally, we are required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. These coupons entitle the recipient to a one-time 50% discount on a single purchase transaction of up to $1,000. Any unused coupons will expire upon the one year anniversary of the date of issuance. We cannot reasonably estimate the number of coupons that will be utilized, the timing of any coupon usage, the average transaction value utilizing these coupons, or the potential impact of their usage on our reported comparable store net sales, product margins and earnings per share over the course of the next twelve months, but the potential impact could be material and adverse. In particular, we generally expect that the usage of these coupons will have a positive impact on our comparable store net sales, and a negative impact on our product margins, although we cannot reasonably estimate the magnitude of such impacts. The potential impact on our operating income will depend on a variety of factors that cannot be reasonably estimated at this time, including but not limited to the factors described above.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal.  Oral arguments have been scheduled by the court for November 2018. We have defended this case vigorously, and will continue to do so.

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
During the three and six months ended August 4, 2018 and July 29, 2017, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 4, 2018, February 3, 2018 and July 29, 2017, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 4, 2018			February 3, 2018			July 29, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$32,556	$—	$—	$46,441	$—	$—	$35,508	$—	$—
Marketable securities:
Commercial paper	$—	$54,507	$—	$—	$59,589	$—	$—	$44,883	$—
Fixed income securities	—	24,081	—	—	23,161	—	—	21,181	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the three and six months ended August 4, 2018, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that two of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded non-cash impairment charges during the three and six months ended August 4, 2018 of approximately $0.6 million and $0.8 million, respectively, to write-down the carrying value of certain long-lived store assets to zero.

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	($ in thousands)
Carrying value of assets with impairment	$641	$451	$786	$451
Number of stores tested for impairment	4	6	5	8
Number of stores with impairment	1	2	2	2

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 4, 2018, there were 1,496,740 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the six months ended August 4, 2018 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2018	1,851,250	$9.50
Granted	301,625	$11.33
Exercised	(149,875)	$9.85
Forfeited	(41,000)	$8.94
Expired	(13,500)	$15.30
Outstanding at August 4, 2018	1,948,500	$9.73	7.1	$11,056
Vested and expected to vest at August 4, 2018	1,948,500	$9.73	7.1	$11,056
Exercisable at August 4, 2018	946,375	$11.14	5.5	$4,102

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal quarter and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $15.34 at August 4, 2018.

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
The fair values of stock options granted during the six months ended August 4, 2018 and three and six months ended July 29, 2017 were estimated on the grant date using the following assumptions. There were no stock options granted during the three months ended August 4, 2018.

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted average grant-date fair value per option granted	NA	$4.60	$5.35	$4.02
Expected option term (1)	NA	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	NA	50.5%	51.6%	51.4%
Weighted average risk-free interest rate (3)	NA	1.8%	2.6%	1.9%
Expected annual dividend yield	NA	—%	—%	—%
NA - Not applicable

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
A summary of the status of non-vested restricted stock changes during the six months ended August 4, 2018 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2018	109,532	$12.24
Granted	21,476	$14.90
Vested	(67,732)	$11.08
Forfeited	(1,125)	$16.07
Nonvested at August 4, 2018	62,151	$14.36
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Cost of goods sold	$127	$159	$267	$300
Selling, general and administrative expenses	420	459	860	895
Share-based compensation	$547	$618	$1,127	$1,195

At August 4, 2018, there was $4.2 million of total unrecognized stock-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition of 2.5 years.
Note 8: Income/(Loss) Per Share
Income/(loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income/(loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.
The components of basic and diluted income/(loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income/(loss)	$9,689	$(596)	$10,911	$(757)
Weighted average basic shares outstanding	29,209	28,751	29,145	28,728
Dilutive effect of stock options and restricted stock	472	—	422	—
Weighted average shares for diluted income per share	29,681	28,751	29,567	28,728
Basic income/(loss) per share of Class A and Class B common stock	$0.33	$(0.02)	$0.37	$(0.03)
Diluted income/(loss) per share of Class A and Class B common stock	$0.33	$(0.02)	$0.37	$(0.03)

The following stock options and restricted stock have been excluded from the calculation of diluted income/(loss) per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock options	600	2,184	600	2,184
Restricted stock	22	112	22	112
Total	622	2,296	622	2,296

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 4, 2018, we operated 226 stores in 31 states, comprised of 223 full-size stores averaging 7,600 square feet and three RSQ-branded pop-up stores averaging 2,600 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we have experienced during the last seven consecutive quarters. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
During the second half of fiscal 2018, we currently plan to open seven new, full-size stores and close five full-size stores. We will leverage existing markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income.
As a result of the Tax Reform Act, which was signed into law in December 2017, we expect our effective income tax rate will be reduced to approximately 27% for fiscal 2018.
Pursuant to the settlement terms of a recently finalized legal matter, we are required to issue certain non-transferable discount coupons to approximately 612,000 existing Tillys customers in early September 2018 that allow for a one-time 50% discount on a single, future purchase transaction of up to $1,000.  Any unused coupons will expire upon the one year anniversary of the date of issuance. We cannot reasonably estimate the number of coupons that will be utilized, the timing of any coupon usage, the average transaction value utilizing these coupons, or the potential impact of their usage on our reported comparable store net sales, product margins and earnings per share over the course of the next twelve months, but the potential impact could be material and adverse. In particular, we generally expect that the usage of these coupons will have a positive impact on our comparable store net sales, and a negative impact on our product margins, although we cannot reasonably estimate the magnitude of such impacts. The potential impact on our operating income will depend on a variety of factors that cannot be reasonably estimated at this time, including but not limited to the factors described above (see "Legal Proceedings" and "Risk Factors").
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
Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product departments such as 'young men's and women's apparel', footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percentage of net sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. In those periods, various costs, such as occupancy costs, generally do not increase in proportion to the seasonal sales increase.
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

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Statements of Operations Data:
Net sales	$157,406	$138,810	$281,040	$259,757
Cost of goods sold	107,301	97,881	195,957	185,923
Gross profit	50,105	40,929	85,083	73,834
Selling, general and administrative expenses	37,627	42,168	71,275	75,402
Operating income/(loss)	12,478	(1,239)	13,808	(1,568)
Other income, net	490	197	873	435
Income/(loss) before income taxes	12,968	(1,042)	14,681	(1,133)
Income tax expense/(benefit)	3,279	(446)	3,770	(376)
Net income/(loss)	$9,689	$(596)	$10,911	$(757)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2%	70.5%	69.7%	71.6%
Gross profit	31.8%	29.5%	30.3%	28.4%
Selling, general and administrative expenses	23.9%	30.4%	25.4%	29.0%
Operating income/(loss)	7.9%	(0.9)%	4.9%	(0.6)%
Other income, net	0.3%	0.1%	0.3%	0.2%
Income/(loss) before income taxes	8.2%	(0.8)%	5.2%	(0.4)%
Income tax expense/(benefit)	2.1%	(0.3)%	1.3%	(0.1)%
Net income/(loss)	6.2%	(0.4)%	3.9%	(0.3)%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating Data:
Stores operating at end of period	226	221	226	221
Comparable store sales change (1)	4.4%	2.1%	2.4%	1.4%
Total square feet at end of period (in thousands)	1,698	1,690	1,698	1,690
Average net sales per retail store (in thousands) (2)	$616	$549	$1,109	$1,020
Average net sales per square foot (2)	$82	$72	$147	$133
E-commerce revenues (in thousands) (3)	$19,672	$16,853	$34,805	$33,105
E-commerce revenues as a percentage of net sales	12.5%	12.1%	12.4%	12.7%

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

Second Quarter Ended August 4, 2018 Compared to Second Quarter Ended July 29, 2017
Net Sales
Net sales were $157.4 million in the second quarter of fiscal 2018 compared to $138.8 million in the second quarter of fiscal 2017, an increase of $18.6 million, or 13.4%. Approximately $12.3 million of this increase was attributable to the calendar shift impact of the 53rd week in fiscal 2017's retail calendar, which caused a portion of the back-to-school season to shift into the second quarter this year versus the third quarter last year. The remaining $6.3 million of this increase was due to higher comparable store sales and net sales from five net new stores. Comparable store sales, including e-commerce, increased 4.4%, driven by an increase in store traffic as compared to the second quarter of fiscal 2017. E-commerce revenues represented 12.5% of our total net sales, or $19.7 million, in the second quarter of fiscal 2018 compared to 12.1%, or $16.9 million, in the second quarter of fiscal 2017. Our comparable store sales growth was primarily attributable to strength in our footwear, girls, womens, mens, and accessories merchandise assortments, partially offset by weakness in our boys assortment which was down less than 1%.
Gross Profit
Gross profit was $50.1 million in the second quarter of fiscal 2018 compared to $40.9 million in the second quarter of fiscal 2017, an increase of $9.2 million, or 22.5%. Gross margin, or gross profit as a percentage of net sales, was 31.8% during the second quarter of fiscal 2018, an improvement of 230 basis points compared to 29.5% during the second quarter of fiscal 2017. The 230 basis point improvement in gross margin was primarily attributable to leveraging lower total occupancy costs on higher total net sales. Product margins were approximately flat.
Selling, General and Administrative Expenses
SG&A expenses were $37.6 million in the second quarter of fiscal 2018 compared to $42.2 million in the second quarter of fiscal 2017, a decrease of $4.5 million, or 10.7%. As a percentage of net sales, SG&A expenses were 23.9% for the second quarter of fiscal 2018, an improvement of 650 basis points compared to 30.4% during the second quarter of fiscal 2017. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(5.4)%	$(7.6)
Aggregate reduction in legal matter impacts as a result of the $6.2 million loss provision established in the second quarter of fiscal 2017, which was subsequently reduced by $1.5 million during the second quarter of 2018 as a result of the court-approved terms of the final settlement of such legal matter.

(0.9)%	1.8
The percentage decrease was primarily attributable to a decrease in corporate and store payroll and benefits expenses as a percentage of net sales. The dollar increase was primarily attributable to higher sales volume, minimum wage increases in certain jurisdictions and the opening of five net new stores and corporate bonus provision increases due to improved year-over-year operations.

(0.2)%	1.3
The percentage decrease was attributable to a net decrease in all other SG&A expenses as a percentage of net sales. The dollar increase was primarily attributable to an increase in marketing spend due to a portion of the back-to-school season falling into the second quarter of fiscal 2018 versus the third quarter in fiscal 2017.

(6.5)%	$(4.5)	Total
Operating Income/(Loss)
Operating income was $12.5 million, or 7.9% of net sales, in the second quarter of fiscal 2018 compared to an operating loss of $(1.2) million, or (0.9)% of net sales, for the second quarter of fiscal 2017. Of this $13.7 million improvement in year-over-year operating income, approximately $7.6 million was attributable to the aggregate year-over-year impact of the legal matter noted above, approximately $4.2 million was attributable to the retail calendar shift impact noted earlier, and approximately $1.9 million was attributable to increased comparable store net sales results.
Income Tax Expense/(Benefit)
Income tax expense was $3.3 million in the second quarter of fiscal 2018 compared to an income tax benefit of $(0.4) million in the second quarter of fiscal 2017. Our effective tax rate was 25.3% for the second quarter of fiscal 2018. Income tax expense/(benefit) includes discrete benefits related to stock grant activity for both periods. Income tax expense in the second quarter of fiscal 2018 also includes discrete tax benefits related to a tax method change which was impacted by the recently enacted U.S. Tax Cuts and Jobs Act of 2017.

Net Income/(Loss) and Income/(Loss) Per Share
Net income was $9.7 million for the second quarter of fiscal 2018 compared to net loss of $(0.6) million for the second quarter of fiscal 2017, representing an increase of $10.3 million, attributable to the factors discussed above. Basic and diluted income per share was $0.33 for the second quarter of fiscal 2018 compared to a loss per share of $(0.02) for the second quarter of fiscal 2017.

Six Months Ended August 4, 2018 Compared to Six Months Ended July 29, 2017
Net Sales
Net sales were $281.0 million in the first half of fiscal 2018 compared to $259.8 million in the first half of fiscal 2017, an increase of $21.3 million, or 8.2%. Approximately $15.2 million of this increase was attributable to the calendar shift impact of the 53rd week in fiscal 2017's retail calendar, which caused a portion of the back-to-school season to shift into the second quarter this year versus the third quarter last year. The remaining $6.1 million of this increase was attributable to higher comparable store net sales and net sales from five net new stores. Comparable store sales, including e-commerce, increased 2.4%, driven by an increase in store traffic as compared to the first half of fiscal 2017. E-commerce revenues represented 12.4% of our total net sales, or $34.8 million, in the first half of fiscal 2018 as compared to 12.7%, or $33.1 million, in the first half of fiscal 2017. Our comparable store sales growth was primarily attributable to strength in our footwear, girls, mens, womens, and boys merchandise assortments, partially offset by weakness in our accessories assortment which was down less than 1%.
Gross Profit
Gross profit was $85.1 million in the first half of fiscal 2018 compared to $73.8 million in the first half of fiscal 2017, an increase of $11.2 million, or 15.2%. Gross margin, or gross profit as a percentage of net sales, was 30.3% and 28.4% during the first half of fiscal 2018 and fiscal 2017, respectively. This 190 basis point improvement in gross margin was primarily attributable to leveraging lower total occupancy costs on higher total net sales. Product margins were flat.
Selling, General and Administrative Expenses
SG&A expenses were $71.3 million in the first half of fiscal 2018 compared to $75.4 million in the first half of fiscal 2017, a decrease of $4.1 million, or 5.5%. As a percentage of net sales, SG&A expenses were 25.4% during the first half of fiscal 2018 and 29.0% during the first half of fiscal 2017. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(2.9)%	$(7.6)
Aggregate reduction in legal matter impacts as a result of the $6.2 million loss provision established in the second quarter of fiscal 2017, which was subsequently reduced by $1.5 million during the second quarter of 2018 as a result of the court-approved terms of the final settlement of such legal matter.

(0.6)%	2.0
The percentage decrease was primarily attributable to a decrease in corporate and store payroll and benefits expenses as a percentage of net sales. The dollar increase was primarily attributable to higher sales volume, minimum wage increases in certain jurisdictions and the opening of five net new stores and corporate bonus provision increases due to improved year-over-year operations.

(0.1)%	1.5
The percentage decrease was attributable to a net decrease in all other SG&A expenses as a percentage of net sales. The dollar increase was primarily attributable to an increase in marketing spend due to a portion of the back-to-school season falling into the second quarter of fiscal 2018 versus the third quarter in fiscal 2017.

(3.6)%	$(4.1)	Total
Operating Income/(Loss)

Operating income was $13.8 million, or 4.9% of net sales, for the first half of fiscal 2018 compared to an operating loss of $(1.6) million, or (0.6)% of net sales, for the first half of fiscal 2017. Of this $15.4 million improvement in year-over-year operating income, approximately $7.6 million was attributable to the aggregate year-over-year impact of the legal matter noted above, approximately $5.2 million was attributable to the retail calendar shift impact noted earlier, and approximately $2.6 million was attributable to increased comparable store net sales results.

Income Tax Expense/(Benefit)
Income tax expense was $3.8 million, or 25.7% of income before taxes, for the first half of fiscal 2018 compared to an income tax benefit of $(0.4) million, or 33.2% of loss before taxes, for the first half of fiscal 2017. Income tax expense/(benefit) includes discrete benefits related to stock grant activity for both periods. Income tax expense for the first half of fiscal 2018 also includes discrete tax benefits related to a tax method change which was impacted by the recently enacted U.S. Tax Cuts and Jobs Act of 2017.
Net Income/(Loss) and Income/(Loss) Per Share
Net income was $10.9 million for the first half of fiscal 2018 compared to a net loss of $(0.8) million for the first half of fiscal 2017, due to the factors discussed above. Basic and diluted income per share was $0.37 for the first half of fiscal 2018 compared to a loss of $(0.03) for the first half of fiscal 2017.

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
Working capital at August 4, 2018, was $126.5 million compared to $107.4 million at February 3, 2018, an increase of $19.1 million. The changes in our working capital during the first half of fiscal 2018 were as follows:

$ millions	Description
$107.4	Working capital at February 3, 2018
6.8
Increase in receivables for credit cards, primarily due to a portion of the back-to-school season falling into the second quarter of fiscal 2018 versus the third quarter of fiscal 2017, and an increase in tenant allowances due to an increase in net new stores

3.7	Decrease in deferred revenue primarily due to the balance sheet implementation impacts of our adoption of ASC 606, Revenue Recognition
8.6	Net increase from changes in all other current assets and liabilities
$126.5	Working capital at August 4, 2018
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Six Months Ended
	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$21,950	$2,868
Net cash used in investing activities	(1,812)	(17,770)
Net cash used in financing activities	(27,702)	(20,525)
Net decrease in cash and cash equivalents	$(7,564)	$(35,427)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $22.0 million during the first half of fiscal 2018 compared to $2.9 million in the first half of fiscal 2017. The $19.1 million increase in cash provided by operating activities was primarily due to higher net income and the timing of vendor payments.
Net Cash Used In Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $1.8 million during the first half of fiscal 2018 compared to $17.8 million during the first half of fiscal 2017. Net cash used in investing activities in the first half of fiscal 2018 consisted of purchases of marketable securities of $79.8 million and capital expenditures totaling $6.7 million, partially offset by proceeds from the maturities of marketable securities of $84.7 million. Net cash used in investing activities during the first half of fiscal 2017 consisted of purchases of marketable securities of $62.9 million and capital expenditures totaling $7.0 million, partially offset by proceeds from the maturities of marketable securities of $52.1 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation, proceeds from employee exercises of stock options and payments on a capital lease obligation.
Net cash used in financing activities was $27.7 million during the first half of fiscal 2018 compared to $20.5 million during the first half of fiscal 2017. Financing activities in the first half of fiscal 2018 primarily consisted of dividends paid of $29.1 million, and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $1.5 million in proceeds from stock option exercises. Financing activities in the first half of fiscal 2017 primarily consisted of dividends paid of $20.1 million, cash payments on a capital lease obligation of $0.4 million and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $0.1 million in proceeds from stock option exercises.
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
In September 2016, we established a $750,000 standby letter of credit as security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of August 4, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of August 4, 2018, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 4, 2018, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 4, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information

Item 1. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We have established loss provisions of approximately $4.7 million for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (PAGA) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. We have defended this case vigorously, and will continue to do so.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the actual required cash payments to be made as part of this settlement. Additionally, we are required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. These coupons entitle the recipient to a one-time 50% discount on a single purchase transaction of up to $1,000. Any unused coupons will expire upon the one year anniversary of the date of issuance. We cannot reasonably estimate the number of coupons that will be utilized, the timing of any coupon usage, the average transaction value utilizing these coupons, or the potential impact of their usage on our reported comparable store net sales, product margins and earnings per share over the course of the next twelve months, but the potential impact could be material and adverse. In particular, we generally expect that the usage of these coupons will have a positive impact on our comparable store net sales, and a negative impact on our product margins, although we cannot reasonably estimate the magnitude of such impacts. The potential impact on our operating income will depend on a variety of factors that cannot be reasonably estimated at this time, including but not limited to the factors described above.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal.  Oral arguments have been scheduled by the court for November 2018. We have defended this case vigorously, and will continue to do so.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, which is supplemented by the additional risk factor set forth below. Other than as provided below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.
Risks Related to Our Business
In connection with a recently finalized settlement agreement, we were required to issue certain discount coupons to certain of our existing customers, which could materially and adversely affect our financial condition and results of operations.
Pursuant to the settlement terms of a recently finalized and previously disclosed legal matter, Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., we are required to issue certain non-transferable discount coupons to approximately 612,000 existing Tillys customers in early September 2018 that allow for a one-time 50% discount on a single, future purchase transaction of up to $1,000. Any unused coupons will expire upon the one year anniversary of the date of issuance. We cannot reasonably estimate the number of coupons that will be utilized, the timing of any coupon usage, the average transaction value of any future purchase transactions utilizing these coupons, or the potential impact of any future coupon usage on our reported sales, product margins or operating results, but the potential impact over the course of the next twelve months could be material and could adversely affect our financial condition and results of operations.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Settlement Agreement, effective as of August 7, 2018, by and between Lauren Minniti, on behalf of herself and a settlement class of similarly-situated persons, and Tilly's, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income/(Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	August 30, 2018
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 30, 2018
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)