Form 10-Q
period 2018-11-03
TILLY'S, INC.
filed 2018-12-10
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 30, 2018, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	21,536,199
Class B common stock $0.001 par value	7,944,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended November 3, 2018

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,751	$53,202	$38,912
Marketable securities	95,766	82,750	82,961
Receivables	7,633	4,352	3,647
Merchandise inventories	71,488	53,216	62,242
Prepaid expenses and other current assets	10,707	9,534	9,759
Total current assets	210,345	203,054	197,521
Property and equipment, net	78,679	83,321	87,576
Other assets	3,667	3,736	7,805
Total assets	$292,691	$290,111	$292,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,352	$21,615	$27,329
Accrued expenses	19,895	22,731	31,854
Deferred revenue	7,172	10,879	8,335
Accrued compensation and benefits	8,690	6,119	6,005
Dividends payable	—	29,067	—
Current portion of deferred rent	5,466	5,220	5,762
Capital lease obligation	—	—	155
Total current liabilities	75,575	95,631	79,440
Long-term portion of deferred rent	31,624	31,340	31,377
Other	1,997	2,715	2,955
Total liabilities	109,196	129,686	113,772
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 21,536, 14,927 and 14,357 shares issued and outstanding, respectively	21	15	14
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,944, 14,188 and 14,488 shares issued and outstanding, respectively	8	14	15
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	149,141	143,984	140,240
Retained earnings	34,111	16,398	38,765
Accumulated other comprehensive income	214	14	96
Total stockholders’ equity	183,495	160,425	179,130
Total liabilities and stockholders’ equity	$292,691	$290,111	$292,902
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$146,826	$152,824	$427,866	$412,581
Cost of goods sold (includes buying, distribution, and occupancy costs)	103,170	102,730	299,127	288,653
Gross profit	43,656	50,094	128,739	123,928
Selling, general and administrative expenses	36,919	35,982	108,193	111,384
Operating income	6,737	14,112	20,546	12,544
Other income, net	585	375	1,457	810
Income before income taxes	7,322	14,487	22,003	13,354
Income tax expense	1,967	5,730	5,737	5,354
Net income	$5,355	$8,757	$16,266	$8,000
Basic income per share of Class A and Class B common stock	$0.18	$0.30	$0.56	$0.28
Diluted income per share of Class A and Class B common stock	$0.18	$0.30	$0.55	$0.28
Weighted average basic shares outstanding	29,373	28,782	29,221	28,746
Weighted average diluted shares outstanding	30,075	29,031	29,746	28,954
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$5,355	$8,757	$16,266	$8,000
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	127	(6)	200	30
Other comprehensive income (loss)	127	(6)	200	30
Comprehensive income	$5,482	$8,751	$16,466	$8,030
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	16,266	—	16,266
Restricted stock vesting	52	—	—	—	—	—	—
Taxes paid in lieu of shares issued	(10)	—	—	(111)	—	—	(111)
Shares converted by founders	6,244	(6,244)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,662	—	—	1,662
Employee exercises of stock options	323	—	—	3,606	—	—	3,606
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	200	200
Balance at November 3, 2018	21,536	7,944	$29	$149,141	$34,111	$214	$183,495
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities
Net income	$16,266	$8,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,966	17,644
Share-based compensation expense	1,662	1,773
Impairment of assets	786	848
Loss on disposal of assets	11	170
Gain on marketable securities	(983)	(510)
Deferred income taxes	(419)	(1,194)
Changes in operating assets and liabilities:
Receivables	(3,281)	342
Merchandise inventories	(18,462)	(14,474)
Prepaid expenses and other assets	(1,290)	(777)
Accounts payable	12,859	9,177
Accrued expenses	(6,403)	4,202
Accrued compensation and benefits	2,571	(1,254)
Deferred rent	530	(4,394)
Deferred revenue	(1,534)	(1,868)
Net cash provided by operating activities	19,279	17,685
Cash flows from investing activities
Purchase of property and equipment	(10,394)	(9,716)
Purchases of marketable securities	(116,442)	(112,612)
Maturities of marketable securities	104,678	85,134
Net cash used in investing activities	(22,158)	(37,194)
Cash flows from financing activities
Dividends paid	(29,067)	(20,080)
Proceeds from exercise of stock options	3,606	288
Taxes paid in lieu of shares issued for share-based compensation	(111)	(101)
Payment of capital lease obligation	—	(680)
Net cash used in financing activities	(25,572)	(20,573)
Change in cash and cash equivalents	(28,451)	(40,082)
Cash and cash equivalents, beginning of period	53,202	78,994
Cash and cash equivalents, end of period	$24,751	$38,912
Supplemental disclosures of cash flow information
Interest paid	$11	$25
Income taxes paid	$6,585	$4,719
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,727	$7,303
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 227 stores, including four RSQ-branded pop-up stores, in 33 states as of November 3, 2018. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 3, 2018 and October 28, 2017 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 ("fiscal 2017").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2018 refer to the fiscal year ending February 2, 2019. References to the fiscal quarters ended November 3, 2018 and October 28, 2017 refer to the three and nine months ended as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
Recently Adopted Accounting Standard
On February 4, 2018, we adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method, which under ASC 606, means the standard applies retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal 2018. Comparative information for the prior year fiscal periods have not been adjusted and continues to be reported under the previous standard ASC 605. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to our customers at an amount we expect to be entitled to in exchange for those goods or services. The adoption of this standard requires us to recognize gift card breakage income in proportion to redemptions as they occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers.

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

•	Revenue for merchandise shipped to the customer from a distribution center or store is now recognized at the shipping point, whereas it was previously recognized upon customer receipt.
The impact of the adoption of ASC 606 on the Consolidated Balance Sheet as of November 3, 2018 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Merchandise inventories	$71,488	$72,065	$(577)
Other assets	3,667	4,203	(536)
Accrued expenses	19,895	19,758	137
Deferred revenue	7,172	10,336	(3,164)
Retained earnings	34,111	32,283	1,828

The impact of the adoption of ASC 606 on our Consolidated Statements of Operations for the three and nine months ended November 3, 2018 was as follows (in thousands):

	Three Months Ended			Nine Months Ended
	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Net sales	$146,826	$147,449	$(623)	$427,866	$426,961	$905
Cost of goods sold	103,170	103,403	(233)	299,127	298,740	387
Gross profit	43,656	44,046	(390)	128,739	128,221	518

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Operations.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Retail stores	$125,590	$133,828	$371,825	$360,480
E-commerce	21,236	18,996	56,041	52,101
Total net sales	$146,826	$152,824	$427,866	$412,581
We accrue for estimated sales returns by customers based on historical sales return results. As of November 3, 2018, February 3, 2018 and October 28, 2017, our reserve for sales returns was $1.3 million, $1.1 million and $1.1 million, respectively.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $5.6 million, $9.2 million and $6.9 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.8 million and $10.0 million for the three and nine months ended November 3, 2018, respectively, and $3.1 million and $11.0 million for the three and nine months ended October 28, 2017, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.6 million, $1.2 million and $1.1 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. Revenue recognized from our loyalty program was $0.5 million and $1.2 million for the three and nine months ended November 3, 2018, respectively, and $0.6 million and $1.1 million for the three and nine months ended October 28, 2017, respectively.
Income taxes
The Securities and Exchange Commission has issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allows for a measurement period up to one year after the recently enacted U.S. Tax Cuts and Jobs Act of 2017 to finalize the recording of the related tax impacts. We have not made any provision adjustments during the nine months ended November 3, 2018. We are continuing to assess the final impact of the guidance which we expect to complete within the one-year time frame provided by SAB 118.

New Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of lease classification. ASC 842 will become effective for us on February 3, 2019 and we expect to adopt the standard using the additional transition method on that date. By electing the transition method of adoption, we will not be required to recast our comparative financial statements or provide disclosures required by the new standard for comparative periods. We currently expect to elect the 'package of practical expedients', which allows us not to continue to reassess our previous conclusions about lease identification, lease classification and initial direct costs. In addition, we currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. We do not expect to elect the use of the hindsight practical expedient. We expect the adoption of ASC 842 to have a material effect on our financial statements. While we are still in the process of evaluating the impact on our consolidated financial statements, we currently expect that the most significant effects will relate to (1) the recognition of right-of-use assets and lease liabilities on our balance sheet for our retail store, distribution warehouse and corporate office operating leases; (2) the recognition of lease expense associated with the inclusion of non-lease components in our minimum rental payments; and (3) the significant new quantitative and qualitative disclosure requirements. We do not expect a significant change in our lease portfolio between now and adoption. During the fiscal year ended February 1, 2020, we currently expect to recognize additional occupancy expense of approximately $2 million as a result of adopting ASC 842.
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

Note 3: Marketable Securities
Marketable securities as of November 3, 2018 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at November 3, 2018, February 3, 2018 and October 28, 2017 (in thousands):

	November 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$64,247	$293	$64,540
Fixed income securities	31,226	—	31,226
	$95,473	$293	$95,766

	February 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,566	$23	$59,589
Fixed income securities	23,119	42	23,161
	$82,685	$65	$82,750

	October 28, 2017
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,607	$161	$59,768
Fixed income securities	23,193	—	23,193
	$82,800	$161	$82,961
We recognized gains on investments for commercial paper that matured during the three and nine months ended November 3, 2018 and October 28, 2017. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gains on investments	$213	$182	$648	$397

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
In September 2018, we entered into an amendment to increase our standby letter of credit from $750,000 to $1,075,000. The letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of November 3, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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

Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the final required cash payments to be made as part of this settlement which were subsequently paid in October 2018. Additionally, we were required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. These coupons entitle the recipient to a one-time 50% discount on a single purchase transaction of up to $1,000. Any unused coupons will expire on September 4, 2019. As of November 3, 2018, less than one percent of these coupons had been redeemed, representing less than one quarter of one percent of total sale transactions since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 third quarter comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 20 percent higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the redemption period, particularly during the 2018 holiday season. Although redemption activity has been low during the first two months of the redemption period, the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018, and we are awaiting its written opinion.  We have defended this case vigorously, and will continue to do so.
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
•Level 3 – Unobservable inputs (i.e., projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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
During the three and nine months ended November 3, 2018 and October 28, 2017, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 3, 2018, February 3, 2018 and October 28, 2017, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 3, 2018			February 3, 2018			October 28, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$21,139	$—	$—	$46,441	$—	$—	$33,960	$—	$—
Marketable securities:
Commercial paper	$—	$64,540	$—	$—	$59,589	$—	$—	$59,768	$—
Fixed income securities	—	31,226	—	—	23,161	—	—	23,193	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the three and nine months ended November 3, 2018, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that none and two, respectively, of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded non-cash impairment charges during the nine months ended November 3, 2018 of approximately $0.8 million to write-down the carrying value of certain long-lived store assets to zero.

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	($ in thousands)
Carrying value of assets with impairment	*	$397	$786	$848
Number of stores tested for impairment	2	7	5	10
Number of stores with impairment	—	2	2	4
* - Not applicable

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of November 3, 2018, there were 1,505,115 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the nine months ended November 3, 2018 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2018	1,851,250	$9.50
Granted	311,625	$11.52
Exercised	(322,500)	$11.19
Forfeited	(57,500)	$9.03
Expired	(15,500)	$15.42
Outstanding at November 3, 2018	1,767,375	$9.52	7.0	$12,683
Vested and expected to vest at November 3, 2018	1,767,375	$9.52	7.0	$12,683
Exercisable at November 3, 2018	786,750	$10.81	5.3	$4,624

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $16.68 at November 3, 2018.

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

The fair values of stock options granted during the three and nine months ended November 3, 2018 and nine months ended October 28, 2017 were estimated on the grant date using the following assumptions. There were no stock options granted during the three months ended October 28, 2017.

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted average grant-date fair value per option granted	$9.49	*	$5.45	$4.02
Expected option term (1)	5.0 years	*	5.0 years	5.0 years
Weighted average expected volatility factor (2)	53.2%	*	51.6%	51.4%
Weighted average risk-free interest rate (3)	2.8%	*	2.6%	1.9%
Expected annual dividend yield	—%	*	—%	—%
* - Not applicable

(1)
We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)	Stock volatility for each grant is measured using the historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
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
A summary of the status of non-vested restricted stock changes during the nine months ended November 3, 2018 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2018	109,532	$12.24
Granted	21,476	$14.90
Vested	(67,732)	$11.08
Forfeited	(2,375)	$16.07
Nonvested at November 3, 2018	60,901	$14.32
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Cost of goods sold	$124	$146	$391	$447
Selling, general and administrative expenses	411	432	1,271	1,326
Share-based compensation	$535	$578	$1,662	$1,773
At November 3, 2018, there was $3.6 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.3 years.

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
The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$5,355	$8,757	$16,266	$8,000
Weighted average basic shares outstanding	29,373	28,782	29,221	28,746
Dilutive effect of stock options and restricted stock	702	249	525	208
Weighted average shares for diluted income per share	30,075	29,031	29,746	28,954
Basic income per share of Class A and Class B common stock	$0.18	$0.30	$0.56	$0.28
Diluted income per share of Class A and Class B common stock	$0.18	$0.30	$0.55	$0.28

The following stock options and restricted stock have been excluded from the calculation of diluted income per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock options	25	1,282	560	1,291
Restricted stock	—	56	—	56
Total	25	1,338	560	1,347

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of November 3, 2018, we operated 227 stores in 33 states, comprised of 223 full-size stores averaging 7,500 square feet and four RSQ-branded pop-up stores averaging 2,700 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we have experienced during the last eight consecutive quarters. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
We opened three new, additional full-size stores and closed one existing store during November 2018, increasing our expected year-end store count for fiscal 2018 to 225 full-size stores and four RSQ-branded pop-up stores. We will continue to leverage existing and targeted new markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. For fiscal 2019, new store growth may include up to 15-20 new, full-size stores and an undetermined number of RSQ-branded pop-up stores, all assuming appropriate lease economics are obtained. The specific timing of any new store openings is not yet known. We will continue to leverage existing and targeted new markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. We expect total capital expenditures for fiscal 2019 not to exceed $25 million, comprised of new store costs supplemented by continuing technology investments.
Additionally during fiscal 2019, we expect the impact of legislated minimum wage increases, merit increases, new systems costs, and the adoption of the new lease accounting standard to result in an aggregate increase of approximately $6 million in our annualized operating costs before consideration of any comparable store net sales assumptions. We estimate that our fiscal 2019 comparable store net sales would need to increase by approximately 3% in order to absorb these anticipated cost increases without creating deleveraging of expenses as a percentage of net sales.

As a result of the Tax Reform Act, which was signed into law in December 2017, we expect our effective income tax rate will be reduced to approximately 26% for fiscal 2018.
Pursuant to the settlement terms of a recently finalized legal matter, we were required to issue certain non-transferable discount coupons to approximately 612,000 existing Tillys customers in early September 2018 that allow for a one-time 50% discount on a single, future purchase transaction of up to $1,000.  Any unused coupons will expire on September 4, 2019. As of December 3, 2018, less than one percent of these coupons had been redeemed, representing less than one quarter of one percent of the total number of sale transactions since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 third quarter comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 20 percent higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the redemption period, particularly during the 2018 holiday season (see "Legal Proceedings" and "Risk Factors").
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
Gross profit is also impacted by shifts in the proportion of sales of proprietary branded products compared to third-party branded products, as well as by sales mix shifts within and between brands and between major product departments such as mens apparel, womens apparel, footwear or accessories. A substantial shift in the mix of products could have a material impact on our results of operations. In addition, gross profit and gross profit as a percentage of net sales have historically been higher in the third and fourth quarters of the fiscal year, as these periods include the back-to-school and winter holiday selling seasons. In those periods, various costs, such as occupancy costs, generally do not increase in proportion to the seasonal sales increase.
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

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Statements of Operations Data:
Net sales	$146,826	$152,824	$427,866	$412,581
Cost of goods sold	103,170	102,730	299,127	288,653
Gross profit	43,656	50,094	128,739	123,928
Selling, general and administrative expenses	36,919	35,982	108,193	111,384
Operating income	6,737	14,112	20,546	12,544
Other income, net	585	375	1,457	810
Income before income taxes	7,322	14,487	22,003	13,354
Income tax expense	1,967	5,730	5,737	5,354
Net income	$5,355	$8,757	$16,266	$8,000

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3%	67.2%	69.9%	70.0%
Gross profit	29.7%	32.8%	30.1%	30.0%
Selling, general and administrative expenses	25.1%	23.5%	25.3%	27.0%
Operating income	4.6%	9.2%	4.8%	3.0%
Other income, net	0.4%	0.2%	0.3%	0.2%
Income before income taxes	5.0%	9.5%	5.1%	3.2%
Income tax expense	1.3%	3.7%	1.3%	1.3%
Net income	3.6%	5.7%	3.8%	1.9%
The following table presents store operating data for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating Data:
Stores operating at end of period	227	220	227	220
Comparable store sales change (1)	4.3%	1.5%	3.1%	1.5%
Total square feet at end of period (in thousands)	1,693	1,681	1,693	1,681
Average net sales per retail store (in thousands) (2)	$556	$606	$1,665	$1,625
Average net sales per square foot (2)	$74	$79	$222	$213
E-commerce revenues (in thousands) (3)	$21,236	$18,996	$56,041	$52,101
E-commerce revenues as a percentage of net sales	14.5%	12.4%	13.1%	12.6%

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

Third Quarter Ended November 3, 2018 Compared to Third Quarter Ended October 28, 2017
Net Sales
Net sales were $146.8 million in the third quarter of fiscal 2018 compared to $152.8 million in the third quarter of fiscal 2017, a decrease of $6.0 million, or 3.9%. This decrease was attributable to the calendar shift impact of the 53rd week in fiscal 2017's retail calendar, which caused a portion of the high sales volume back-to-school season to shift into the second quarter this year versus the third quarter last year, reducing last year's comparable net sales base for the third quarter by approximately $14 million. This calendar shift impact was partially offset by higher comparable store sales and net sales from seven net new stores totaling approximately $8 million. Comparable store sales, including e-commerce, increased 4.3%, driven by strong e-commerce and strength in our footwear, girls, accessories, mens and womens merchandise assortments as compared to the third quarter of fiscal 2017. E-commerce revenues represented 14.5% of our total net sales, or $21.2 million, in the third quarter of fiscal 2018 compared to 12.4%, or $19.0 million, in the third quarter of fiscal 2017.
Gross Profit
Gross profit was $43.7 million in the third quarter of fiscal 2018 compared to $50.1 million in the third quarter of fiscal 2017, a decrease of $6.4 million, or 12.9%. Gross margin, or gross profit as a percentage of net sales, was 29.7% during the third quarter of fiscal 2018, a decrease of 310 basis points compared to 32.8% during the third quarter of fiscal 2017. Buying, distribution and occupancy costs deleveraged 190 basis points due to the calendar shift impact on net sales. Product margins declined 120 basis points due to a combination of higher markdowns as a percentage of net sales, and a cumulative inventory adjustment of approximately $1.2 million which related to several prior periods.
Selling, General and Administrative Expenses
SG&A expenses were $36.9 million in the third quarter of fiscal 2018 compared to $36.0 million in the third quarter of fiscal 2017, an increase of $0.9 million, or 2.6%. As a percentage of net sales, SG&A expenses were 25.1% for the third quarter of fiscal 2018 compared to 23.5% during the third quarter of fiscal 2017. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.1%	$0.9	Increase in store payroll due to minimum wage increases and higher comparable store net sales.
0.5%	0.7	Expenses associated with the secondary offering completed in early September 2018.
0.4%	0.6	Increase in online marketing costs associated with e-commerce net sales growth.
(0.4)%	(0.7)	Legal matter in the prior year.
(0.3)%	(0.4)	Net year-over-year decrease in corporate incentive accruals as a result of the cost of goods charge described above.
0.3%	(0.2)	Net increase in other SG&A as a percentage of sales.
1.6%	$0.9	Total
Operating Income
Operating income was $6.7 million, or 4.6% of net sales, in the third quarter of fiscal 2018 compared to $14.1 million, or 9.2% of net sales, for the third quarter of fiscal 2017. This decrease was primarily attributable to the retail calendar shift impact on net sales noted earlier, in addition to the cost of goods charge described above.
Income Tax Expense
Income tax expense was $2.0 million, or 26.9%, in the third quarter of fiscal 2018 compared to $5.7 million, or 39.6%, in the third quarter of fiscal 2017. The reduction in income tax rate was primarily attributable to the recently enacted U.S. Tax Cuts and Jobs Act of 2017.
Net Income and Income Per Share
Net income was $5.4 million for the third quarter of fiscal 2018 compared to $8.8 million for the third quarter of fiscal 2017, representing a decrease of $3.4 million, attributable to the factors discussed above. Basic and diluted income per share was $0.18 for the third quarter of fiscal 2018 compared to basic and diluted income per share of $0.30 for the third quarter of fiscal 2017. The $0.12 decrease in diluted income per share was attributable to the combination of the retail calendar shift impact on net sales of approximately $0.11 per diluted share, the impact of the cost of goods charge described above of approximately $0.02 per diluted share, and costs associated with the secondary offering completed in early September 2018 of approximately $0.02 per diluted share. The remaining positive variance was primarily due to improved operating results driven by increased comparable store net sales.

Nine Months Ended November 3, 2018 Compared to Nine Months Ended October 28, 2017
Net Sales
Net sales were $427.9 million in the first nine months of fiscal 2018 compared to $412.6 million in the first nine months of fiscal 2017, an increase of $15.3 million, or 3.7%. This increase was primarily due to increased comparable store net sales and net sales from seven net new stores. Comparable store sales, including e-commerce, increased 3.1%, driven by an increase in store traffic as compared to the first nine months of fiscal 2017. E-commerce revenues represented 13.1% of our total net sales, or $56.0 million, in the first nine months of fiscal 2018 as compared to 12.6%, or $52.1 million, in the first nine months of fiscal 2017. Our comparable store sales growth was also attributable to strength in our footwear, girls, mens, womens, and boys merchandise assortments, partially offset by weakness in our accessories assortment.
Gross Profit
Gross profit was $128.7 million in the first nine months of fiscal 2018 compared to $123.9 million in the first nine months of fiscal 2017, an increase of $4.8 million, or 3.9%. Gross margin, or gross profit as a percentage of net sales, was 30.1% and 30.0% during the first nine months of fiscal 2018 and fiscal 2017, respectively. The increase was primarily due to leveraging lower total occupancy costs on higher total net sales, offset by lower product margins primarily as a result of lower initial markups associated with increased sales penetration of third-party branded products, and the $1.2 million cost of goods charge described above.
Selling, General and Administrative Expenses
SG&A expenses were $108.2 million in the first nine months of fiscal 2018 compared to $111.4 million in the first nine months of fiscal 2017, a decrease of $3.2 million, or 2.9%. As a percentage of net sales, SG&A expenses were 25.3% during the first nine months of fiscal 2018 compared to 27.0% during the first nine months of fiscal 2017. The components of the SG&A decrease, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(1.8)%	$(7.6)
Aggregate reduction in legal matter impacts as a result of the $6.2 million loss provision established in the second quarter of fiscal 2017, which was subsequently reduced by $1.5 million during the second quarter of fiscal 2018 as a result of the court-approved terms of the final settlement of such legal matter.

—%	2.1	Increase in store payroll due to minimum wage increases and higher comparable store net sales.
0.2%	1.1	Increase in online marketing costs associated with e-commerce net sales growth.
0.2%	0.7	Expenses associated with our secondary offering completed in early September 2018.
0.1%	0.6	Increase in corporate bonus provisions due to improved operating results.
(0.4)%	(0.1)	Net change in all other SG&A expenses.
(1.7)%	$(3.2)	Total
Operating Income
Operating income was $20.5 million, or 4.8% of net sales, for the first nine months of fiscal 2018 compared to $12.5 million, or 3.0% of net sales, for the first nine months of fiscal 2017. Of this $8.0 million improvement in year-over-year operating income, approximately $7.6 million was attributable to the aggregate year-over-year impact of the legal matter noted above, and approximately $0.4 million was attributable to increased comparable store net sales results and occupancy reductions, partially offset by the cost of goods charge described above.

Income Tax Expense
Income tax expense was $5.7 million, or 26.1% of income before taxes, for the first nine months of fiscal 2018 compared to $5.4 million, or 40.1% of income before taxes, for the first nine months of fiscal 2017. The reduction in income tax rate was primarily attributable to the recently enacted U.S. Tax Cuts and Jobs Act of 2017.

Net Income and Income Per Share
Net income was $16.3 million for the first nine months of fiscal 2018 compared to $8.0 million for the first nine months of fiscal 2017, due to the factors discussed above. Diluted income per share was $0.55 for the first nine months of fiscal 2018 compared to diluted income per share of $0.28 for the first nine months of fiscal 2017. Of the $0.27 improvement in diluted income per share, approximately $0.15 was attributable to the aggregate legal matter and secondary offering expenses noted above, and the remaining $0.12 was due to improved operating results driven by increased comparable store net sales and occupancy reductions, partially offset by the cost of goods charge described above.

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
Working capital at November 3, 2018, was $134.8 million compared to $107.4 million at February 3, 2018, an increase of $27.3 million. The changes in our working capital during the first nine months of fiscal 2018 were as follows:

$ millions	Description
$107.4	Working capital at February 3, 2018
13.6	Increase in cash, cash equivalents and marketable securities, net of dividends paid, primarily due to higher net income
5.2	Increase in merchandise inventories, net of merchandise payables
3.0	Decrease in working capital due to the balance sheet implementation impacts of our adoption of ASC 606, Revenue Recognition
5.6	Net increase from changes in all other current assets and liabilities
$134.8	Working capital at November 3, 2018
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Nine Months Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$19,279	$17,685
Net cash used in investing activities	(22,158)	(37,194)
Net cash used in financing activities	(25,572)	(20,573)
Net decrease in cash and cash equivalents	$(28,451)	$(40,082)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $19.3 million during the first nine months of fiscal 2018 compared to $17.7 million in the first nine months of fiscal 2017. The $1.6 million increase in cash provided by operating activities was primarily due to higher net income, partially offset by the timing of vendor payments.
Net Cash Used In Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $22.2 million during the first nine months of fiscal 2018 compared to $37.2 million during the first nine months of fiscal 2017. Net cash used in investing activities in the first nine months of fiscal 2018 consisted of purchases of marketable securities of $116.4 million and capital expenditures totaling $10.4 million, partially offset by proceeds from the maturities of marketable securities of $104.7 million. Net cash used in investing activities during the first nine months of fiscal 2017 consisted of purchases of marketable securities of $112.6 million and capital expenditures totaling $9.7 million, partially offset by proceeds from the maturities of marketable securities of $85.1 million.

Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation, proceeds from employee exercises of stock options and payments on a capital lease obligation.
Net cash used in financing activities was $25.6 million during the first nine months of fiscal 2018 compared to $20.6 million during the first nine months of fiscal 2017. Financing activities in the first nine months of fiscal 2018 consisted of dividends paid of $29.1 million, and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $3.6 million in proceeds from stock option exercises. Financing activities in the first nine months of fiscal 2017 consisted of dividends paid of $20.1 million, cash payments on a capital lease obligation of $0.7 million and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $0.3 million in proceeds from stock option exercises.
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
In September 2018, we entered into an amendment to increase our standby letter of credit from $750,000 to $1,075,000. The letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of November 3, 2018, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of November 3, 2018, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 3, 2018, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 3, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  On January 30, 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the actual required cash payments to be made as part of this settlement which were subsequently paid in October 2018. Additionally, we were required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. These coupons entitle the recipient to a one-time 50% discount on a single purchase transaction of up to $1,000. Any unused coupons will expire on September 4, 2019. As of November 3, 2018, less than one percent of these coupons had been redeemed, representing less than one quarter of one percent of total sale transactions since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 third quarter comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 20 percent higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the redemption period, particularly during the 2018 holiday season. Although redemption activity has been low during the first two months of the redemption period, the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal.  Oral argument was heard by the California Court of Appeal in November 2018, and we are awaiting its written opinion.  We have defended this case vigorously, and will continue to do so.
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
Pursuant to the settlement terms of a recently finalized and previously disclosed legal matter, Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., we were required to issue certain non-transferable discount coupons to approximately 612,000 existing Tillys customers in early September 2018 that allow for a one-time 50% discount on a single, future purchase transaction of up to $1,000. Any unused coupons will expire on September 4, 2019. As of November 3, 2018, less than one percent of these coupons had been redeemed and redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. There can be no assurances that these results, or the level of redemptions, will remain consistent through the redemption period, particularly during the 2018 holiday season. We cannot reasonably estimate the total number of coupons that will be utilized, the timing of any coupon usage, the average transaction value of any future purchase transactions utilizing these coupons, or the potential impact of any future coupon usage on our reported sales, product margins or operating results, but the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 7, 2018
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 7, 2018
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)