Form 10-K
period 2019-02-02
TILLY'S, INC.
filed 2019-03-29
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☒
Nonaccelerated filer:	☐	Smaller reporting company:	☒
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of August 4, 2018, the last business day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $227,376,751 based on the closing price of the registrant's common stock of $15.34 per share at August 3, 2018.

As of March 26, 2019, the registrant had 21,757,948 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,746,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 12, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. Our stores and website are designed to be a seamless extension of our teen and young adult consumers' lifestyles in a stimulating environment. Tillys is headquartered in Irvine, California and we operated 229 stores, including four RSQ-branded pop-up stores, in 33 states as of February 2, 2019. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tillys' portability. Our goal is to serve as a destination for the most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Tilly's, Inc., a Delaware corporation, conducted an initial public offering on May 2, 2012, becoming the publicly-traded entity that operates the Tillys business through its wholly-owned subsidiary, World of Jeans & Tops, a California corporation.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2018" refers to the fiscal year ended February 2, 2019; "fiscal 2017" refers to the fiscal year ended February 3, 2018; and "fiscal 2016" refers to the fiscal year ended January 28, 2017.
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
Our Strengths
We believe that the following competitive strengths contribute to our success and distinguish us from our competitors:

•
Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of over 200 brands, including lifestyle and emerging third-party brands, as well as proprietary brands, that each generated at least $100,000 in annual net sales. Our merchandise includes a wide assortment of brands, styles, colors, sizes, and price points to ensure our customers have a variety of choices every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys, and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers.

•
Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and offer several trends simultaneously, offer a greater range of price points, and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website.

•
Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in different real estate venues and geographies. We operate stores in malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations across 85 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.

•
Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We distribute catalogs and postcards to potential and existing customers from our proprietary database to familiarize them with the Tillys brand, our products, and to drive traffic to our stores and website. We offer an integrated digital platform between our online and mobile applications for our customers to shop how and when they like, and to drive further connection with them. We partner and collaborate with our vendors on exclusive, compelling in-store events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and our customers' active lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. We also look to partner with social media stars and influencers to drive brand awareness. In addition, we have a customer loyalty program to further engage with our customers, build customer loyalty, reward our most loyal customers, and gain customer insights. All of these programs are complemented by digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•
Systems and distribution/fulfillment infrastructure to support growth. We have previously made investments in distribution, fulfillment and allocation infrastructure that we believe are adequate to support continued growth for several years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support significant growth in our stores and e-commerce platform with minimal incremental capital investment.

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

Growth Strategy
We are pursuing several strategies to drive long-term sales and profitability, including:

•
Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. In fiscal 2019, we plan on enhancing our existing loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.

•
Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases will permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, and upgraded e-commerce platform and in-store point-of-sale system. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

•
Continue Growing E-Commerce. We believe our e-commerce platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. Our e-commerce platform allows us to provide our customers with extensions of the same assortment offered in our brick-and-mortar stores, reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. We recently implemented a new point-of-sale system in stores, upgraded our e-commerce website platform, and implemented a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center and allowing customers to place orders online for in-store pickup. In fiscal 2019, we plan to upgrade our mobile application to provide an enhanced customer experience, and launch both a same-day delivery option from select stores and a ship-from-store ordering option for our e-commerce customers. Key factors we expect to drive growth include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to expand marketing efforts and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.

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

•
Develop Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. In fiscal 2019, we plan to further enhance our omni-channel capabilities by seeking to offer same-day delivery from select stores and a ship-to-store ordering option for our e-commerce customers. We believe these omni-channel capabilities will drive additional traffic to our stores and increase sales opportunities with customers who come to the store to pick up their online orders.

•
Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We have remodeled or refreshed approximately 90% of our stores in the last three years, and intend to continue to do so in the future to keep the physical representation of the Tillys brand updated and compelling for our customers.

•
Real Estate Opportunities. With 229 total stores at the end of fiscal 2018, including four RSQ-branded pop-up stores, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. During fiscal 2019, we plan to open 10 to 15 new full-size stores, with a focus on clustering stores in promising markets to further enhance brand awareness. Additionally, we continue to evaluate opportunities to expand RSQ-branded pop-up stores to improve the brand awareness of both Tillys and our proprietary RSQ brand. With regard to existing stores, we have an aggregate of approximately 140 lease decisions to make over the course of fiscal 2019, 2020 and 2021, over half of which are during 2019, covering a range of stores across all markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may likely close a limited number of stores from time to time if acceptable levels of profitability cannot be obtained through occupancy negotiations with landlords.

Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear and accessories that best represent their active, connected lifestyle. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points, and manage our inventories more dynamically. We offer a balanced mix of merchandise for young men, young women, boys and girls across the apparel, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hats, sunglasses, headphones, handbags, watches, jewelry, and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Mens	35%	35%	33%
Womens	25%	25%	26%
Accessories	18%	19%	19%
Footwear	12%	11%	11%
Boys	6%	6%	6%
Girls	4%	4%	5%
Total net sales	100%	100%	100%
Our ability to maintain an image consistent with our customers' lifestyle is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a selection of approximately 200 brands, including lifestyle and emerging third-party brands, that each generated at least

$100,000 in annual net sales during fiscal 2018. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 75%, 74% and 72% of our total net sales in fiscal 2018, 2017 and 2016, respectively. No single third-party brand reached 10% of our total net sales in any year.
Selected third-party brands include, in alphabetical order:

• Adidas • Billabong • Brixton • Champion • Converse • Diamond Supply • Dickies • Ethika • G-Shock • Herschel Supply Co. • Hurley	• HUF • Hydro Flask • Jansport • Levi’s • Neff • Nike SB • Nixon • O’Neill • Primitive • RayBan • Riot Society	• Rip Curl • Roxy • RVCA • Salty Crew • Santa Cruz • Spy • Stance • The North Face • Vans • Volcom ...and many more
We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 25%, 26% and 28% of our total net sales in fiscal 2018, 2017 and 2016, respectively.

Examples of our proprietary branded merchandise include:

Brand	Category
Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel and accessories brand for young men and boys

Apparel, beauty and fragrance brand for young women

Apparel for young women

Apparel for girls

Apparel for young women (Destined)

ELDON	Apparel for young men

Fragrance brand for young men
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
To ensure a relevant assortment, our teams:

•	perform comprehensive analysis of sales trends for both stores and e-commerce;

•	constantly seek out new emerging brands, while maintaining close partnerships with existing brands;

•	utilize trend and color forecasting services;

•	attend trade shows and youth culture events;

•	conduct store visits to gather feedback from our customers and staff;

•	maintain market and consumer insight through shopping trends of leading retailers, direct competitors and relevant social media influencers.
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
Planning and Allocation
We have developed inventory planning and allocation processes to support our merchandising strategies. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation processes. Our planning and allocation team continually analyzes inventory levels and sell-through data to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs due to our shipment of merchandise to our stores multiple times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.
Stores
As of February 2, 2019, we operated 229 stores in 33 states, comprised of 225 full-size stores averaging approximately 7,500 square feet and four RSQ-branded pop-up stores averaging approximately 2,700 square feet. Our stores are located in mall, off-mall and outlet locations. Our stores generated average net sales of $2.3 million per store, or $301 per square foot, in fiscal 2018.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2018	2017	2016
Regional Mall	131	119	114
Off-Mall (1)	83	85	90
Outlet	15	15	19
	229	219	223

(1)	Includes power centers, neighborhood and lifestyle centers, and street-front locations.

The table below shows the total number of stores by state as of February 2, 2019:

State	Number of Stores	State	Number of Stores
Arizona	19	New Jersey	5
California	95	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	3
Illinois	6	Oregon	2
Indiana	5	Pennsylvania	4
Kansas	2	Rhode Island	1
Maryland	1	South Dakota	1
Massachusetts	2	Tennessee	3
Michigan	3	Texas	14
Minnesota	2	Utah	4
Missouri	2	Virginia	3
Nebraska	1	Washington	3
New Hampshire	2	Wisconsin	3
Nevada	6
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, connected lifestyle. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multi-tasking lifestyle. We do this by blending the most relevant brands and styles with music videos, product-related visuals, and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating excitement for our brand.
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2014	19	2	212
2015	15	3	224
2016	3	4	223
2017	2	6	219
2018	16	6	229
	55	21
During fiscal 2019, we plan to open 10 to 15 new full-size stores, with a focus on clustering stores in promising markets to further enhance brand awareness. Additionally, we continue to evaluate opportunities to expand RSQ-branded pop-up stores to improve the brand awareness of both Tillys and our proprietary RSQ brand. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population with attractive demographics. Given the recent industry trends of declining customer traffic in physical stores, we will remain opportunistic and selective about additional new store opportunities. We may also close a limited number of stores in any given year based on lease negotiations with landlords.

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
E-Commerce
Our e-commerce platform was established in 2004 and has grown significantly since inception, generating total sales of $90 million during fiscal 2018, or 15% of our total net sales. We believe our digital platform is an extension of our brand and retail stores, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. In both fiscal 2018 and 2017, we sold merchandise to customers in all 50 states even though we have brick-and-mortar stores in only 33 states. We also believe our fully integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online, including our catalog, postcards, marketing materials in our retail stores, search engine marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations. We recently implemented a new point-of-sale system in stores, upgraded our e-commerce website platform, and implemented a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center and allowing customers to place orders online for in-store pickup. In fiscal 2019, we plan to upgrade our mobile application to provide an enhanced customer experience, and launch both a same-day delivery option from select stores and a ship-from-store ordering option for our e-commerce customers.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the connected, active lifestyle we represent. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:

•
Loyalty Program. During fiscal 2016, we launched an improved and re-branded customer loyalty program designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. This program offers more frequent and compelling rewards to our most loyal customers than our previous program. We plan to further enhance this program during fiscal 2019.

•
Email Marketing. We utilize email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

•
Catalog and Postcards. We view our catalog and postcards in print format and our digital-format catalog primarily as sales and marketing tools to drive online and store traffic from both existing and new customers. We also believe our marketing materials reinforce the Tillys brand and showcase our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. We send these marketing materials, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•
Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore, we use our website blog, as well as Facebook, Instagram, Twitter, and Snapchat posts, as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our events and products. We also partner with social media stars and influencers to drive brand awareness.

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

•
Community Outreach. Through our “We Care Program” and in partnership with our vendors, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. We also support Tilly’s Life Center, a non-profit foundation started by our co-founder, Tilly Levine, which provides underprivileged youth a healthy and caring environment to help create a well-defined sense of self, cultivate community mindedness, and release negative emotional stress.

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
We also operate a dedicated e-commerce fulfillment center in Irvine, California to handle all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. This investment supports our e-commerce growth initiatives.
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
We believe our distribution and fulfillment infrastructure can support additional growth of our e-commerce platform and additional stores with minimal incremental capital investment.
Information Technology
Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, real estate and other business teams. We selected, customized and integrated our information systems to enable and support our dynamic merchandise model. We believe our systems provide us with improved operational efficiencies, scalability, management control and timely reporting that allow us to identify and quickly respond to changes in our business. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current growth plans.
We have recently implemented new point-of-sale, order management, and customer relationship management systems through an end-to-end, cloud-based suite of technology additions, which included a re-platforming of our e-commerce website to a cloud-based, more cost-effective solution, that will improve the customer experience wherever, whenever and however our customers engage with us. We believe that these improvements will improve customer engagement, increase sales opportunities, enhance our real-time inventory visibility and order management, facilitate seamless omni-channel execution integrated across mobile devices and stores, and allow for true customer relations management capabilities. We plan to further upgrade our mobile application during fiscal 2019.
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
Trademarks
“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, “Infamous”, “RSQ”, “#RSQME”,“Tilly's”, “Vindicated”, "Destined",“Tilly’s Clothing & Shoes”, ”Full Tilt Swim”, “Girl in Motion”, “The Tilly’s Hookup”, "Vaporize”, “Ivy + Main”, "Sky and Sparrow", "West of Melrose", and "White Fawn" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of February 2, 2019, we employed approximately 1,400 full-time and approximately 4,200 part-time employees, of which approximately 400 were employed at our corporate office and distribution facility and approximately 5,200 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal year 2018, varied between approximately 4,800 and 7,100 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Insurance
We use insurance to address or reduce our exposure to actual or potential enterprise risks, including but not limited to workers’ compensation claims, property damage or loss, directors' and officers' liability, cyber/data security risks, fiduciary liability, general liability claims, automobile liability, employment practices liability, and employee-related health care, a portion of which is paid by the employees. We evaluate our insurance requirements on an ongoing basis to maintain what we believe to be adequate levels of coverage for these risks.
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
We depend upon consumers feeling confident to spend discretionary income on our product offering to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. If periods of decreased consumer spending persist, our sales could decrease and our financial condition and results of operations could be adversely affected.

Our continued growth depends upon our ability to successfully open a significant number of new stores and improve the performance of our existing stores and our e-commerce platform.
We have grown our store count rapidly in recent years and that has contributed to our growth in revenue. However, in fiscal 2017 and 2016 we slowed the pace of new store openings to focus our efforts on improving the performance of our existing stores. While we have begun to re-institute moderate store growth beginning in fiscal 2018, these stores may not be profitable, and we may not be able to grow our revenue as we have in years past, or at all. In addition, our e-commerce platform which was established in 2004, has grown significantly since inception, generating total sales of $90 million during fiscal 2018, or 15% of our total net sales, which has also contributed to revenue growth. However, the e-commerce retail market continues to rapidly evolve and new e-commerce competition arises, and there can be no assurances that we can continue to grow our e-commerce revenue. The failure to improve the performance of existing stores and our e-commerce platform could have a material adverse effect on our financial condition and results of operations.
We may continue to experience comparable store sales or sales per square foot declines, which may cause our results of operations to decline.
The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. Our comparable store sales have declined in recent periods and can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, continued declines in mall and retail foot traffic, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to decline period to period or fail to grow at expected rates, which could adversely affect our results of operations during such periods.
We may not be able to implement our new business strategies, including the implementation of our new suite of technology solutions, on the timelines we anticipate, in a cost-effective manner, or at all.
In fiscal 2017, we implemented new point-of-sale, order management, and customer relations management systems and re-platformed our website. In fiscal 2019, we plan on updating our mobile application to provide an enhanced customer experience, as well as offering both a same-day delivery option from select stores and a ship-from-store ordering option for our e-commerce customers. However, these upgrades may not be completed in the expected timeframe or may result in unanticipated costs, delays or declines in revenue. For example, in late fiscal 2017, we encountered technical issues with our updates to our order management and our e-commerce website that we have since resolved, but negatively impacted our results during that period. We may decide not to complete these projects if it becomes apparent that they are no longer feasible. Even if implemented, we cannot assure these upgrades will meet our current and future business needs or that they will operate as designed. Implementing new systems involves risks inherent in the conversion to a new technology platform including loss of information, and there is no assurance that the implementation of these upgrades will not result in disruptions to our business. If the implementation of our new systems are not executed efficiently and effectively, our business and our operating results could be adversely affected.
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
We must actively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products or if we fail to accurately predict fashion trends or consumer demands, or unseasonable weather impacts the anticipated demand for certain product categories, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons. If we are not successful in selling our inventory during these periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.
If we fail to maintain good relationships with our suppliers or if our suppliers are unable or unwilling to provide us with sufficient quantities of merchandise at acceptable prices, our business and operations may be adversely affected.
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. If we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.
A rise in the cost of raw materials, labor and transportation could increase our cost of sales and cause our results of operations and margins to decline.
Fluctuations in the price, availability and quality of fabrics or other raw materials used to manufacture our products, as well as the price for transportation and labor, including the impact of federal or state minimum wage rate increases, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, because a key component of our clothing is cotton, increases in the cost of cotton may significantly affect the cost of our products and could have an adverse impact on our cost of sales. We may not be able to pass all or a portion of these higher costs on to our customers, which could have a material adverse effect on our profitability.
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
Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary at requisite cost, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary personnel to staff our distribution and fulfillment centers, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel or increase costs, and negatively impact our operations.
Our corporate headquarters, distribution and e-commerce fulfillment centers and information technology systems are in Irvine, California, and if their operations are disrupted, we may not be able to operate our store support functions, ship merchandise to our stores, or fulfill e-commerce orders, which would adversely affect our business.
Our corporate headquarters, distribution center and information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
Our stores are mostly located in the southwestern and northeastern United States and in Florida, with a significant number of stores located in California, putting us at risk to region-specific disruptions.
The majority of our stores are located in California, Arizona, Nevada, Florida and the northeastern United States. Sales in these states could be more susceptible to disruptions than other parts of the country, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. For example, because of the negative economic impact caused by the downturn in the housing market that occurred several years ago, sales in these states have slowed more than sales in other regions. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.
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
If our information technology fail to operate or are unable to support our growth, our operations could be disrupted.
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
Our business is subject to a variety of laws, rules, and other obligations regarding data protection, which could result in additional compliance costs, subject us to enforcement actions, or cause us to change our platform or business practices.
We are subject to a complex array of federal, state, and international laws relating to the collection, use, retention, disclosure, security, and transfer of personal data. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions, including regulating the level of notice and consent required to collect and process end-user data. The data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Complying with emerging and changing laws and requirements may cause us to incur substantial costs or require us to change our business practices.
For example, on June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which grants California residents certain rights with respect to their personal information. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States. The law may also impose burdensome retention and compliance obligations on publishers and advertising technology companies. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law is expected to take effect in 2020.
The cost of compliance with these laws, regulations, policies, legal obligations and industry standards is high and is likely to increase in the future. If our privacy or data security measures fail or are perceived to fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, industry standards, or other legal obligations, or any changed interpretations of the foregoing, limit the ability of our customers, partners or service providers to use and share personally identifiable information or other data or our ability to store, process and share personally identifiable information or other data, our costs could increase and our business, financial condition and operating results could be harmed. Even the perception of privacy or data protection concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our technology services that rely on consumer data. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, significant fines and expenses for remediation, diversion of management time and effort and proceedings against us by governmental entities, individuals or others.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked and Tilly Levine. As a result, Mr. Shaked and Ms. Levine own a significant economic interest in the company and substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked may dictate the outcome of most corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act") into law. The Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. Most of these are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares of Class A common stock and Class B common stock held by Mr. Shaked and Ms. Levine, and the shares of Class A common stock held by our directors, officers and other affiliates, are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
Our corporate organizational documents and Delaware law have anti-takeover provisions that may inhibit or prohibit a takeover of us and the replacement or removal of our management.
In addition to the concentration of ownership and voting power held by Mr. Shaked and Ms. Levine, the anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:

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
While we have paid dividends in February of 2019, 2018 and 2017 there can be no assurance that we will pay dividends in the future, which may make our Class A common stock less desirable to investors and decrease its value.
We paid special cash dividends of $1.00 per share in February 2019, $1.00 per share in February 2018 and $0.70 per share in February 2017 to all holders of record of issued and outstanding shares of our common stock. However, there can be no assurance that we will pay additional cash dividends on our common stock in the future. We currently intend to retain all of our earnings to finance our operations and growth, and do not anticipate paying any additional cash dividends on our common stock at this time. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
All of our 229 stores, encompassing a total of approximately 1.7 million total square feet as of February 2, 2019, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A. "Risk Factors- Risks Related to Our Business. Litigation costs and the outcome of litigation could have a material adverse effect on our business" included in this report.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. We have defended this case vigorously, and will continue to do so.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  In January 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the final required cash payments to be made as part of this settlement which were subsequently paid in October 2018. Additionally, we were required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. As of February 2, 2019, approximately 1.5% of these coupons had been redeemed, representing less than 0.2% of total sale transactions and less than 0.5% of total net sales, since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 25% higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the remaining six month redemption period. Although redemption activity has been low during the first six months of the redemption period, the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018.  On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. We have defended this case vigorously, and will continue to do so.
Vendor Matter. In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell.  The settlement required that the vendor pay $2.0 million to the plaintiff over three years and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  We concluded this matter with the final settlement payment in June 2018. The total settlement amount paid by us was not materially different from the amount previously accrued.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of March 26, 2019, we had approximately seven stockholders of record, five of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended February 2, 2019 (the "2019 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended February 2, 2019 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on February 1, 2014 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.

Comparison of 5-Year Cumulative Total Return as of February 2, 2019
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index

Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended February 2, 2019.
Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated.
The selected consolidated statement of income data for the fiscal year ended February 2, 2019, February 3, 2018 and January 28, 2017 and selected balance sheet data as of February 2, 2019 and February 3, 2018 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected consolidated statement of income data for the fiscal years ended January 30, 2016 and January 31, 2015 and the selected consolidated balance sheet data as of January 28, 2017, January 30, 2016 and January 31, 2015 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales (2)	$598,478	$576,899	$568,952	$550,991	$518,294
Cost of goods sold (3)	417,582	401,529	400,493	383,745	362,762
Gross profit	180,896	175,370	168,459	167,246	155,532
Selling, general and administrative expenses	149,416	151,384	149,129	149,150	132,343
Operating income	31,480	23,986	19,330	18,096	23,189
Other income (expense), net	2,313	1,223	418	52	(14)
Income before income taxes	33,793	25,209	19,748	18,148	23,175
Income tax expense	8,850	10,509	8,338	10,607	9,100
Net income	$24,943	$14,700	$11,410	$7,541	$14,075

Basic earnings per share of Class A and Class B common stock	$0.85	$0.51	$0.40	$0.27	$0.50
Diluted earnings per share of Class A and Class B common stock	$0.84	$0.51	$0.40	$0.27	$0.50

Cash dividends declared per share	$1.00	$1.00	$0.70	$—	$—

Weighted average basic shares outstanding	29,278	28,804	28,496	28,332	28,013
Weighted average diluted shares outstanding	29,768	29,074	28,529	28,402	28,078

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Operating Data (unaudited):
Stores operating at beginning of period	219	223	224	212	195
Stores opened during the period	16	2	3	15	19
Stores closed during the period	6	6	4	3	2
Stores operating at end of period	229	219	223	224	212
Comparable store sales change (4)	4.0%	1.0%	0.5%	1.2%	(2.8)%
Total square feet at end of period	1,703,187	1,668,008	1,703,144	1,704,031	1,622,156
Average square footage per store at end of period	7,437	7,616	7,637	7,607	7,652
Average net sales per brick-and-mortar store (in thousands) (5)	$2,263	$2,258	$2,188	$2,219	$2,250
Average net store sales per square foot (5)	$301	$296	$287	$290	$292
Capital expenditures (in thousands)	$14,923	$13,753	$17,047	$23,100	$23,636

	As of
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$144,079	$135,952	$133,917	$100,952	$84,746
Working capital	119,882	107,423	129,819	110,965	94,394
Total assets	293,168	290,111	290,506	270,751	257,551
Total capital lease obligation (6)	—	—	835	1,693	2,500
Stockholders’ equity	$163,327	$160,425	$189,220	$173,213	$158,686

(1)	The fiscal years ended February 2, 2019, January 28, 2017, January 30, 2016 and January 31, 2015 each included 52 weeks. The fiscal year ended February 3, 2018, included 53 weeks.

(2)
Net sales for fiscal 2018 reflect the adoption of the new revenue recognition standard. Net sales for prior fiscal years have not been restated and reflect the revenue recognition standard in effect for those periods.

(3)	Includes buying, distribution and occupancy costs.

(4)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 3, 2018 includes the 53rd week in fiscal 2017.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2018" or "fiscal 2018" refer to the fiscal year ended February 2, 2019, references to "fiscal year 2017" or "fiscal 2017" refer to the fiscal year ended February 3, 2018 and references to "fiscal year 2016” or "fiscal 2016” refer to the fiscal year ended January 28, 2017. Fiscal years 2018 and 2016 each consisted of a 52-week period. Fiscal year 2017 consisted of a 53-week period.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of February 2, 2019, we operated 229 stores in 33 states, comprised of 225 full-size stores averaging 7,500 square feet and four RSQ-branded pop-up stores averaging 2,700 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue, despite the improvement in store traffic that we experienced during fiscal 2018 and 2017. There can be no guarantee that our recent improvement in store traffic will continue given the broader industry trends. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
We opened 12 new full-size stores and four RSQ-branded pop-up stores, and closed six existing stores during fiscal 2018, increasing our year-end store count for fiscal 2018 to 225 full-size stores and four RSQ-branded pop-up stores. We will continue to leverage existing stores and new target markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. In fiscal 2019, we expect to open up to 10 to 15 new, full-size stores, and we may open additional RSQ-branded pop-up stores, all assuming appropriate lease economics are obtained. We expect total capital expenditures for fiscal 2019 not to exceed $25 million, comprised of new store costs supplemented by continuing technology investments.
Additionally during fiscal 2019, we expect the impact of legislated minimum wage increases, merit increases, new systems costs, and the adoption of the new lease accounting standard to result in an aggregate increase of approximately $6 million in our annualized operating costs in fiscal 2019 before consideration of any comparable store net sales assumptions, of which $2 million will be in occupancy expense within cost of goods sold and $4 million will be in selling, general and administrative costs. In the absence of any mitigating efforts we may undertake, we estimate that our fiscal 2019 comparable store net sales would need to increase by approximately 3% in order to absorb these anticipated cost increases without creating deleverage of operating expenses as a percentage of net sales.
Pursuant to the settlement terms of a recently finalized legal matter, we were required to issue certain non-transferable discount coupons to approximately 612,000 existing Tillys customers in early September 2018 that allow for a one-time 50% discount on a single, future purchase transaction of up to $1,000.  Any unused coupons will expire on September 4, 2019. As of February 2, 2019, approximately 1.5% of these coupons had been redeemed, representing less than 0.2% of total sale transactions and less than 0.5% of total net sales since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 25% higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the remaining six month redemption period. Although redemption activity has been low during the first six months of the redemption period, the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations (see "Legal Proceedings" and "Risk Factors").
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.
Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations and through e-commerce, net of sales taxes. Store sales are reflected in sales when the merchandise is received by the customer. For e-commerce sales, we recognize revenue, and the related cost of goods sold at the time the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Statements of Income Data:
Net sales	$598,478	$576,899	$568,952
Cost of goods sold	417,582	401,529	400,493
Gross profit	180,896	175,370	168,459
Selling, general and administrative expenses	149,416	151,384	149,129
Operating income	31,480	23,986	19,330
Other income, net	2,313	1,223	418
Income before income taxes	33,793	25,209	19,748
Income tax expense	8,850	10,509	8,338
Net income	$24,943	$14,700	$11,410
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.8%	69.6%	70.4%
Gross profit	30.2%	30.4%	29.6%
Selling, general and administrative expenses	25.0%	26.2%	26.2%
Operating income	5.3%	4.2%	3.4%
Other income, net	0.4%	0.2%	0.1%
Income before income taxes	5.6%	4.4%	3.5%
Income tax expense	1.5%	1.8%	1.5%
Net income	4.2%	2.5%	2.0%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Store Operating Data:
Stores operating at end of period	229	219	223
Comparable store sales change (1)	4.0%	1.0%	0.5%
Total square feet at end of period (in thousands)	1,703	1,668	1,703
Average net sales per brick-and-mortar store (in thousands) (2)	$2,263	$2,258	$2,188
Average net sales per square foot (2)	$301	$296	$287
E-commerce revenues (in thousands) (3)	$89,625	$75,846	$76,380
E-commerce revenues as a percentage of net sales	15.0%	13.1%	13.4%

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

Fiscal Year 2018 Compared to Fiscal Year 2017
Net Sales
Net sales were $598.5 million in fiscal 2018 compared to $576.9 million in fiscal 2017, an increase of $21.6 million, or 3.7%, despite fiscal 2017 containing an extra week of net sales worth approximately $5.8 million. The components of our net sales increase were as follows:

$ millions	Attributable to
$22.2	Increase in comparable store net sales of 4.0%
(0.6)	Decrease in non-comparable store net sales
$21.6	Total
Our comparable store net sales increased 4.0% during fiscal 2018. Comparable store net sales in physical stores increased 1.4% and represented approximately 85% of total net sales and comparable store net sales for e-commerce increased 21.7% and represented approximately 15% of total net sales. Our comparable store net sales growth was characterized by low double-digit growth in our Footwear department and low to mid single-digit percentage growth in our Mens, Girls, Womens, Accessories and Boys departments.
Gross Profit
Gross profit was $180.9 million in fiscal 2018 compared to $175.4 million in fiscal 2017, an increase of $5.5 million, or 3.2%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 30.2% during fiscal 2018 compared to 30.4% during fiscal 2017. The 20 basis point decrease in gross margin was primarily attributable to a 50 basis point increase in distribution costs and a 30 basis point decrease in product margins, partially offset by a 70 basis point decrease in occupancy costs. Distribution costs increased primarily as a result of higher e-commerce shipping costs associated with e-commerce net sales growth. Product margins declined primarily due to lower initial markups associated with a product mix shift towards branded merchandise. Total occupancy expenses were approximately $0.4 million lower than last year, despite having 10 net new stores, primarily due to negotiated reductions in lease costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A was $149.4 million in fiscal 2018 compared to $151.4 million in fiscal 2017. As a percentage of net sales, SG&A was 25.0% for fiscal 2018 and 26.2% for fiscal 2017. The components of the changes in SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(1.3)%	$(7.6)
Aggregate reduction in legal matter impacts as a result of the $6.2 million loss provision established in the second quarter of fiscal 2017, which was subsequently reduced by $1.5 million during the second quarter of fiscal 2018 as a result of the court-approved terms of the final settlement of such legal matter

(0.1)%	(0.9)	Expense reductions related to negotiated resolutions of certain vendor disputes
(0.1)%	(0.7)	Decrease in store marketing spend
0.4%	2.6	Increase in online marketing and fulfillment costs of $1.7 million and $0.9 million, respectively, associated with e-commerce net sales growth
(0.1)%	1.9	Increase in store payroll and benefits primarily due to minimum wage increases and higher comparable store net sales
0.3%	1.7	Increase in corporate bonus provisions due to improved operating results
0.1%	0.7	Expenses associated with our secondary offering completed in early September 2018
(0.4)%	0.3	Net change in all other SG&A expenses
(1.2)%	$(2.0)	Total
Operating Income
Operating income was $31.5 million in fiscal 2018 compared to $24.0 million for fiscal 2017, an increase of $7.5 million, or 31.2%. As a percentage of net sales, operating income was 5.3% for fiscal 2018 compared to 4.2% for fiscal 2017. The 110 basis point improvement in operating income was primarily due to the reduction in legal provisions compared to last year as described above.

Income Tax Expense
Income taxes were $8.9 million for fiscal 2018 compared to $10.5 million for fiscal 2017. Our effective tax rates were 26.2% for fiscal 2018 and 41.7% for fiscal 2017. The reduction in this year's income tax rate was attributable to the new corporate tax rates that went into effect in 2018 associated with the Tax Cuts and Job Act (the "Tax Act").
Net Income and Earnings Per Share
Net income was $24.9 million for fiscal 2018 compared to $14.7 million for fiscal 2017, an increase of $10.2 million, or 69.7%. Diluted earnings per share were $0.84 for fiscal 2018 compared to $0.51 for fiscal 2017. Of the $0.33 improvement in year-over-year earnings per diluted share, approximately $0.18 was attributable to the aggregate impact of legal matters, expense reductions related to negotiated resolutions of certain vendor disputes and the secondary offering expenses noted above, and approximately $0.15 was attributable to improved operating results.

Fiscal Year 2017 Compared to Fiscal Year 2016
Net Sales
Net sales were $576.9 million in fiscal 2017 compared to $569.0 million in fiscal 2016, an increase of $7.9 million, or 1.4%. The components of our net sales increase were as follows:

$ millions	Attributable to
$5.8	Increase in comparable store net sales of 1.0%
2.1	Increase in non-comparable store sales
$7.9	Total
Our comparable store net sales increased 1.0%, driven by a 1.6% increase in store sales, partially offset by a 2.5% decrease in e-commerce sales. Our comparable store net sales growth was characterized by high single-digit percentage growth in our Mens department and low single-digit percentage growth in our Boys department. This growth was partially offset by low single-digit percentage decreases in our Girls, Womens, Accessories and Footwear departments. E-commerce sales represented 13.1% of our total net sales, or $75.8 million, in fiscal 2017 as compared to 13.4%, or $76.4 million, in fiscal 2016. E-commerce net sales declined due to certain transitional issues we experienced during the fourth quarter associated with the implementation of our new omni-channel order management system. These transitional issues were corrected in the first half of fiscal 2018.
Gross Profit
Gross profit was $175.4 million in fiscal 2017 compared to 168.5 million in fiscal 2016, an increase of $6.9 million, or 4.1%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, was 30.4% and 29.6% during fiscal 2017 and fiscal 2016, respectively. The 0.8% increase in gross margin was primarily attributable to a decline in buying, distribution and occupancy costs. Product margins were flat.
Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $151.4 million in fiscal 2017 compared to $149.1 million in fiscal 2016. As a percentage of net sales, SG&A expenses were 26.2% for both fiscal 2017 and fiscal 2016. The components of the SG&A expense variances, both in terms of percentage of net sales and total dollars, were as follows:

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

Operating Income
Operating income was $24.0 million in fiscal 2017 compared to $19.3 million for fiscal 2016, an increase of $4.7 million, or 24.1%. As a percentage of net sales, operating income was 4.2% and 3.4% for fiscal 2017 and fiscal 2016, respectively. The increase in operating income was primarily attributable to the increase in comparable store sales and reduction in buying, distribution and occupancy costs.
Income Tax Expense
Income taxes were $10.5 million and $8.3 million for fiscal 2017 and fiscal 2016, respectively. Our effective tax rates were 41.7% and 42.2% for fiscal 2017 and fiscal 2016, respectively. Fiscal 2017 income tax expense includes a net charge of $0.2 million due to the impact of the Tax Act.
Net Income and Earnings Per Share
Net income was $14.7 million for fiscal 2017 compared to $11.4 million for fiscal 2016, an increase of $3.3 million, or 28.8%. Diluted earnings per share was $0.51 for fiscal 2017 compared to $0.40 for fiscal 2016.
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
Working capital at February 2, 2019, was $119.9 million compared to $107.4 million at February 3, 2018, an increase of $12.5 million. The changes in our working capital during fiscal 2018 were as follows:

$ millions	Description
$107.4	Working capital at February 3, 2018
8.1	Increase in cash, cash equivalents and marketable securities
6.4	Decrease in legal loss contingencies
3.3	Decrease in deferred revenue due to the adoption of Accounting Standards Codification ("ASC") 606, Revenue Recognition
(2.8)	Increase in accrued compensation and benefits
(2.5)	Net changes in all other assets and liabilities
$119.9	Working capital at February 2, 2019
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Net cash provided by operating activities	$46,743	$32,708	$48,509
Net cash used in investing activities	(6,259)	(40,878)	(21,658)
Net cash (used in) provided by financing activities	(25,526)	(17,622)	1,123
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities increased in fiscal 2018 as compared to fiscal 2017 primarily due to an increase in net income, an increase in accrued compensation and benefits due to the timing of payroll and a decrease in deferred rent.
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
Net cash used in investing activities was $6.3 million in fiscal 2018. Capital expenditures totaled $14.9 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $136.2 million of marketable securities and received proceeds of $144.9 million from marketable securities during fiscal 2018.
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
Capital expenditures during fiscal 2019 are expected to be approximately $25 million, primarily for construction of up to 10 to 15 new full-size stores and continuing information technology investments. These expenditures are expected to be funded from cash provided by operations.
Net Cash (Used in) Provided by Financing Activities
Financing activities consist of proceeds from the exercise of stock options, cash dividends paid and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash used in financing activities was $25.5 million in fiscal 2018. This included $29.1 million of cash dividends paid, partially offset by $3.7 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $17.6 million in fiscal 2017. This included $20.1 million of cash dividends paid, $0.8 million in payments towards our capital lease obligation, partially offset by $3.4 million of proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.1 million in fiscal 2016. This included $2.0 million of proceeds from the exercise of stock options and taxes paid in lieu of shares issued for share-based compensation, partially offset by $0.9 million in payments towards our capital lease obligation.
Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 27, 2019 and February 20, 2018, we paid a special dividend of $1.00 per share. On February 24, 2017, we paid a special dividend of $0.70 per share, respectively. Refer to "Note 18: Stockholders' Equity", for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
As of February 2, 2019, we had no outstanding borrowings under the credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily noncancellable operating leases.
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
As of February 2, 2019, our contractual cash obligations over the next several years are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating Lease Obligations (1)	$324,067	$63,893	$113,947	$79,282	$66,945
Purchase Obligations (2)	6,130	2,603	3,119	408	—
Total	$330,197	$66,496	$117,066	$79,690	$66,945
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Prior to the adoption of the new revenue recognition standard in fiscal 2018, we deferred e-commerce revenue for goods that were in-transit to the customer, typically within four days of shipment. Refer to "Accounting Standard Adopted in Fiscal 2018", for further information. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 2, 2019 and February 3, 2018 was not material.

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
Share-based Compensation
We account for share-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, or ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this standard, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the award and related share-based compensation expense.
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

•
Dividend Yield. On January 31, 2017, January 24, 2018 and January 31, 2019, we declared special cash dividends of $0.70, $1.00 and $1.00 per share, respectively, to all holders of record of issued and outstanding shares of Class A common stock and Class B common stock as of the close of business on February 15, 2017, February 9, 2018 and February 15, 2019, respectively. Except as described above, Tilly's, Inc. has never declared or paid any cash dividends and does not plan to pay additional cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for future awards may differ materially compared with the expense for awards granted previously.

Accounting for Income Taxes
We account for income taxes and the related accounts using the asset and liability method in accordance with Financial Accounting Standards Board (the "FASB") ASC Topic 740, Income Taxes, or ASC 740. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.
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
We have included the impact of the Tax Act in our financial results for the periods ended February 2, 2019 and February 3, 2018. The Securities and Exchange Commission ("SEC") issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allowed for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to finalize the recording of the related tax impacts. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, was included in our provision. Refer to "Note 14: Income Taxes" in the Notes to the Consolidated Financial Statements found in Part II Item 8 of this Form 10-K for additional information.

New Accounting Standards Not Yet Adopted and Accounting Standard Adopted in 2018

Refer to "Note 2: Summary of Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements found in Part II Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of February 2, 2019 and February 3, 2018, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) and subsidiary as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at February 2, 2019 and February 3, 2018, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 29, 2019, expressed an unqualified opinion thereon.
Change in Accounting Method Related to Revenue
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended February 2, 2019, due to the adoption of the Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
Costa Mesa, California
March 29, 2019

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68,160	$53,202
Marketable securities	75,919	82,750
Receivables	6,082	4,352
Merchandise inventories	55,809	53,216
Prepaid expenses and other current assets	11,171	9,534
Total current assets	217,141	203,054
Property and equipment, net	73,842	83,321
Other assets	2,185	3,736
Total assets	$293,168	$290,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,207	$21,615
Accrued expenses	18,756	22,731
Deferred revenue	10,373	10,879
Accrued compensation and benefits	8,930	6,119
Dividends payable	29,453	29,067
Current portion of deferred rent	5,540	5,220
Total current liabilities	97,259	95,631
Long-term portion of deferred rent	30,825	31,340
Other	1,757	2,715
Total long-term liabilities	32,582	34,055
Total liabilities	129,841	129,686
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 21,642 and 14,927 shares issued and outstanding, respectively	21	15
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,844 and 14,188 shares issued and outstanding, respectively	8	14
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	149,737	143,984
Retained earnings	13,335	16,398
Accumulated other comprehensive income	226	14
Total stockholders’ equity	163,327	160,425
Total liabilities and stockholders’ equity	$293,168	$290,111
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net sales	$598,478	$576,899	$568,952
Cost of goods sold (includes buying, distribution, and occupancy costs)	417,582	401,529	400,493
Gross profit	180,896	175,370	168,459
Selling, general and administrative expenses	149,416	151,384	149,129
Operating income	31,480	23,986	19,330
Other income, net	2,313	1,223	418
Income before income taxes	33,793	25,209	19,748
Income tax expense	8,850	10,509	8,338
Net income	$24,943	$14,700	$11,410
Basic earnings per share of Class A and Class B common stock	$0.85	$0.51	$0.40
Diluted earnings per share of Class A and Class B common stock	$0.84	$0.51	$0.40
Weighted average basic shares outstanding	29,278	28,804	28,496
Weighted average diluted shares outstanding	29,768	29,074	28,529
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$24,943	$14,700	$11,410
Other comprehensive income, net of tax:
Net change in unrealized gains on available-for-sale securities	212	(52)	44
Other comprehensive income, net of tax	212	(52)	44
Comprehensive income	$25,155	$14,648	$11,454
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 30, 2016	12,305	16,169	$28	$133,550	$39,613	$22	$173,213
Net income	—	—	—	—	11,410	—	11,410
Class B common stock converted to Class A common stock	840	(840)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,572	—	—	2,572
Restricted stock	74	—	—	—	—	—	—
Exercise of stock options	215	—	1	2,079	—	—	2,080
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(99)	—	—	(99)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	44	44
Balance at January 28, 2017	13,434	15,329	29	138,102	51,023	66	189,220
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	178	(178)	—	—
Net income	—	—	—	—	14,700	—	14,700
Dividends declared	—	—	—	—	(29,067)	—	(29,067)
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Class B common stock converted to Class A common stock	1,141	(1,141)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,411	—	—	2,411
Restricted stock	44	—	—	—	—	—	—
Exercise of stock options	308	—	—	3,394	—	—	3,394
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(101)	—	—	(101)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(52)	(52)
Balance at February 3, 2018	14,927	14,188	29	143,984	16,398	14	160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	24,943	—	24,943
Dividends declared	—	—	—	—	(29,453)	—	(29,453)
Class B common stock converted to Class A common stock	6,344	(6,344)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,212	—	—	2,212
Restricted stock	52	—	—	—	—	—	—
Exercise of stock options	329	—	—	3,652	—	—	3,652
Taxes paid in lieu of shares issued for share-based compensation	(10)	—	—	(111)	—	—	(111)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	212	212
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cash flows from operating activities
Net income	$24,943	$14,700	$11,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,485	23,389	23,266
Share-based compensation expense	2,212	2,411	2,572
Impairment of assets	786	848	2,352
Loss on disposal of assets	30	192	16
Gain on sales and maturities of marketable securities	(1,552)	(782)	(251)
Deferred income taxes	953	2,933	(1,174)
Changes in operating assets and liabilities:
Receivables	(1,730)	(363)	1,395
Merchandise inventories	(2,783)	(5,448)	3,589
Prepaid expenses and other assets	(1,641)	(562)	(449)
Accounts payable	3,195	3,559	1,623
Accrued expenses	(4,438)	(2,732)	6,562
Accrued compensation and benefits	2,811	(1,140)	1,508
Deferred rent	(195)	(4,973)	(5,464)
Deferred revenue	1,667	676	1,554
Net cash provided by operating activities	46,743	32,708	48,509
Cash flows from investing activities
Purchase of property and equipment	(14,923)	(13,753)	(17,047)
Proceeds from sale of property and equipment	3	—	43
Purchases of marketable securities	(136,198)	(152,389)	(99,675)
Proceeds from marketable securities	144,859	125,264	95,021
Net cash used in investing activities	(6,259)	(40,878)	(21,658)
Cash flows from financing activities
Dividends paid	(29,067)	(20,080)	—
Proceeds from exercise of stock options	3,652	3,394	2,080
Payment of capital lease obligation	—	(835)	(858)
Taxes paid in lieu of shares issued for share-based compensation	(111)	(101)	(99)
Net cash (used in) provided by financing activities	(25,526)	(17,622)	1,123
Change in cash and cash equivalents	14,958	(25,792)	27,974
Cash and cash equivalents, beginning of period	53,202	78,994	51,020
Cash and cash equivalents, end of period	$68,160	$53,202	$78,994
Supplemental disclosures of cash flow information
Interest paid	$11	$26	$82
Income taxes paid	$6,770	$11,534	$8,806
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$726	$4,778	$640
Dividends declared	$29,453	$29,067	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 229 stores, including four RSQ-branded pop-up stores, in 33 states as of February 2, 2019. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2018, 2017 and 2016 ended on February 2, 2019, February 3, 2018 and January 28, 2017, respectively. Fiscal years 2018 and 2016 each included 52 weeks and fiscal year 2017 included 53 weeks.
Segment Reporting
Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about our operating segments, including disclosures related to our products and services, geographic areas and major customers. We identify our operating segments based on how our business is managed and evaluated. Our operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. All of our identifiable assets are in the United States.
Note 2: Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all short-term investments with an initial maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
Marketable debt securities are classified as available-for-sale and held-to-maturity and are carried at fair value and amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our accompanying Consolidated Balance Sheets, including those with maturity dates beyond twelve months, as they are available to support our current operational liquidity needs.
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $10.8 million, $7.9 million and $8.1 million in fiscal years 2018, 2017 and 2016, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Income.
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

These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $49.5 million, $50.0 million and $49.2 million in fiscal years 2018, 2017 and 2016, respectively. In addition, we accrued $0.6 million and $1.1 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 2, 2019 and February 3, 2018, respectively.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Prior to the adoption of the new revenue recognition standard in fiscal 2018, we deferred e-commerce revenue for goods that were in-transit to the customer, typically within four days of shipment. Refer to "Accounting Standard Adopted in Fiscal 2018" in this Note 2 to the Consolidated Financial Statements for further information. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income. For fiscal years 2018, 2017 and 2016, shipping and handling fee revenue included in net sales was $2.7 million, $3.3 million, and $3.3 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of February 2, 2019 and February 3, 2018, our reserve for sales returns was $1.4 million and $1.1 million, respectively.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.7 million as of February 2, 2019 and $9.2 million as of February 3, 2018, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Prior to adoption of the new revenue standard in fiscal 2018, for fiscal years 2017 and 2016, breakage was recognized two full fiscal years after the gift cards were activated when the probability of redemption was considered remote. Refer to "Accounting Standards Adopted in Fiscal 2018", for further information. Revenue recognized from gift cards was $17.9 million in fiscal 2018, $18.5 million in fiscal 2017 and $20.2 million in fiscal 2016.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Retail stores	$508,853	$501,053	$492,572
E-commerce	89,625	75,846	76,380
Total net sales	$598,478	$576,899	$568,952

The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Mens	35%	35%	33%
Womens	25%	25%	26%
Accessories	18%	19%	19%
Footwear	12%	11%	11%
Boys	6%	6%	6%
Girls	4%	4%	5%
Total net sales	100%	100%	100%
The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Third-party	75%	74%	72%
Proprietary	25%	26%	28%
Total net sales	100%	100%	100%

Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.7 million as of February 2, 2019 and $1.2 million as of February 3, 2018. Revenue recognized from our loyalty program was $1.7 million in fiscal 2018, $1.3 million in fiscal 2017 and $0.6 million in fiscal 2016.

Cost of Goods Sold
Cost of goods sold includes product costs and buying, distribution and occupancy costs as follows:

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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $13.2 million, $12.1 million and $15.4 million in fiscal years 2018, 2017 and 2016, respectively.
Share-Based Compensation
We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”), for accounting for equity instruments exchanged for employee services. Under the provisions of this standard, share-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of award and related share-based compensation expense. Refer to “Note 12: Share-Based Compensation”, for further information.
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
We have included the impact of the Tax Act in our financial results for the period ended February 2, 2019 and February 3, 2018. The Securities and Exchange Commission ("SEC") issued interpretive guidance under Staff Accounting Bulletin No. 118 ("SAB 118") that allowed for a measurement period up to one year after the December 22, 2017 enactment date of the Tax Act to finalize the recording of the related tax impacts. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is included in our provision. Refer to “Note 14: Income Taxes”, for further information.

Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Incremental shares of 490 thousand, 270 thousand and 33 thousand in fiscal years 2018, 2017 and 2016, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At February 2, 2019 and February 3, 2018, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
New Accounting Standards Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (ASC 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months at inception of the lease, regardless of lease classification. ASC 842 became effective for us on February 3, 2019 and we will adopt the standard using the additional modified retrospective transition method on the effective date. By electing this additional transition method, we will not be required to recast our comparative financial statements or provide disclosures required by the new standard for comparative periods. We will elect the 'package of practical expedients', which allowed us not to continue to reassess our previous conclusions about lease identification, lease classification and initial direct costs. In addition, we will elect the practical expedient to not separate lease and non-lease components for all of our leases. We will not elect the use of the hindsight practical expedient. We implemented a lease system in connection with the adoption of ASC 842 and we are currently in the process of finalizing the impact of adopting the standard, including the calculation of the present value of future minimum lease payments at the effective date, as well as updating business processes and internal controls over financial reporting.
We expect the adoption of ASC 842 will have a material effect on our financial statements. The most significant impact on our consolidated financial statements will relate to (1) the recognition of right-of-use assets and lease liabilities on our balance sheet for our retail store, distribution warehouse and corporate office operating leases based on the present value of total fixed payments of $324 million; (2) the recognition of lease expense associated with the inclusion of non-lease components in our minimum rental payments as a result of electing the practical expedient to combine lease and non-lease components; and (3) the significant new quantitative and qualitative disclosure requirements. We do not expect a significant change in our lease portfolio between now and adoption. During the fiscal year ended February 1, 2020, we currently expect to recognize additional occupancy costs of approximately $2 million as a result of adopting ASC 842.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to estimate expected losses over the life of the financial asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2020, with early adoption permitted and must be adopted using the modified retrospective method. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements and related disclosures.
Accounting Standard Adopted in Fiscal 2018
On February 4, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method, which under ASC 606, means the standard applies retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal 2018. Comparative information for prior year fiscal periods has not been adjusted and continues to be reported under the previous standard ASC 605. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to our customers at an amount we expect to be entitled to in exchange for those goods or services. The adoption of this standard requires us to recognize gift card breakage income in proportion to redemptions as they occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers.
The adoption of ASC 606 resulted in a net cumulative effect adjustment that increased the opening balance of retained earnings by $1.4 million, as well as the following impacts:

•
Breakage revenue is now recognized over time in proportion to actual customer redemptions. Breakage revenue was previously recognized two full fiscal years after the gift cards were activated when the probability of redemption was considered remote.

•	Revenue for merchandise shipped to the customer from a distribution center or store is now recognized at the shipping point, whereas it was previously recognized upon customer receipt.
The impact of the adoption of ASC 606 on the Consolidated Balance Sheet as of February 2, 2019 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Merchandise inventories	$55,809	$56,429	$(620)
Other assets	2,185	2,721	(536)
Accrued expenses	18,756	18,593	163
Deferred revenue	10,373	13,627	(3,254)
Retained earnings	13,335	11,442	1,893

The impact of the adoption of ASC 606 on our Consolidated Statements of Income for fiscal 2018 was as follows (in thousands):

	As reported	Balances without adoption of ASC 606	Effect of Adoption Increase (Decrease)
Net sales	$598,478	$597,439	$1,039
Cost of goods sold	417,582	417,152	430
Gross profit	180,896	180,287	609

Note 3: Marketable Securities
Marketable securities as of February 2, 2019 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.

The following table summarizes investments in marketable securities at February 2, 2019 and February 3, 2018 (in thousands):

	February 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,402	$302	$49,704
Fixed income securities	26,215	—	26,215
Total marketable securities	$75,617	$302	$75,919

	February 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$59,566	$23	$59,589
Fixed income securities	23,161	—	23,161
Total marketable securities	$82,727	$23	$82,750

For fiscal years 2018, 2017 and 2016, we recognized gains on investments for commercial paper of $1.0 million, $0.8 million and $0.3 million, respectively, which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Income.
Note 4: Receivables
At February 2, 2019 and February 3, 2018, receivables consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Credit and debit card receivables	$2,679	$2,480
Tenant allowances due from landlords	2,729	1,004
Vendor receivables	467	874
Other	210	—
Less: Allowance for doubtful accounts	(3)	(6)
Total receivables	$6,082	$4,352

We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At February 2, 2019 and February 3, 2018, prepaid expenses and other current assets consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Prepaid rent	$7,680	$7,095
Prepaid maintenance	1,759	999
Prepaid insurance	816	673
Other	916	767
Total prepaid expenses and other current assets	$11,171	$9,534

Note 6: Property and Equipment
At February 2, 2019 and February 3, 2018, property and equipment consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Leasehold improvements	$138,996	$132,428
Furniture and fixtures	45,061	43,983
Computer hardware and software	39,110	37,722
Machinery and equipment	32,377	31,509
Vehicles	2,080	1,891
Construction in progress	2,469	1,854
Property and equipment, gross	260,093	249,387
Accumulated depreciation	(186,251)	(166,066)
Property and equipment, net	$73,842	$83,321
Depreciation expense related to property and equipment was $22.5 million, $23.4 million and $23.3 million in fiscal years 2018, 2017 and 2016, respectively.
Cash paid for capital expenditures during fiscal 2018, 2017 and 2016, were approximately $14.9 million, $13.8 million and $17.0 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $0.8 million, $0.8 million and $2.4 million in selling, general and administrative expenses in fiscal years 2018, 2017 and 2016, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information.
If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At February 2, 2019 and February 3, 2018, accrued expenses consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Accrued construction	$2,539	$2,075
Accrued freight	2,703	2,032
Sales and use taxes payable	1,702	2,192
Income taxes payable	1,679	343
Merchandise returns	1,399	1,133
Computer services	868	333
Loss contingencies	42	6,466
Other	7,824	8,157
Total accrued expenses	$18,756	$22,731
Note 8: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders. On February 27, 2019 and February 20, 2018, we paid a special dividend of $1.00 per share. On February 24, 2017, we paid a special dividend of $0.70 per share. Refer to "Note 18: Stockholders' Equity", for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes not to be less than $1 million (measured at the end of each fiscal quarter), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by 6 divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense, and (iii) requires minimum inventory, cash, cash equivalents and marketable securities totaling $50 million as of the end of each quarter. In addition, maximum investment in fixed assets in any fiscal year of $50 million.
In September 2018, we entered into an amendment to increase our standby letter of credit from $750,000 to $1,075,000. The letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of February 2, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. This lease was amended in December 2017 and was re-classified from a capital lease to an operating lease. The lease expires on December 31, 2027. We incurred rent expense of $2.1 million, $1.1 million and $1.0 million in fiscal years 2018, 2017 and 2016, respectively.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million in each of the fiscal years 2018, 2017 and 2016, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $1.0 million, $1.0 million and $0.9 million in fiscal years 2018, 2017 and 2016, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.
Future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases for the above buildings and all of our store locations as of February 2, 2019 are as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2019	$3,351	$60,542	$63,893
2020	3,451	56,681	60,132
2021	3,274	50,541	53,815
2022	2,278	41,893	44,171
2023	2,163	32,948	35,111
Thereafter	9,112	57,833	66,945
Total	$23,629	$300,438	$324,067

Rent expense for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

	February 2, 2019	February 3, 2018	January 28, 2017
Minimum rentals	$41,775	$35,578	$42,988
Contingent rentals	2,339	1,552	1,212
Total rent expense	$44,114	$37,130	$44,200
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
Purchase Obligations
At February 2, 2019, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $6.1 million, payable as follows: $2.6 million in fiscal 2019, $1.9 million in fiscal 2020, $1.2 million in fiscal 2021 and $0.4 million in fiscal 2022.
Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the incurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. We have defended this case vigorously, and will continue to do so.
Lauren Minniti, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., United States District Court, Southern District of Florida, Case No. 0:17-cv-60237-FAM.  In January 2017, the plaintiff filed a putative class action lawsuit against us, alleging violations of the Telephone Consumer Protection Act of 1991 (the “TCPA”).  Specifically, the complaint asserted a violation of the TCPA for allegedly sending unsolicited automated messages to the cellular telephones of the plaintiff and others.  The complaint sought class certification and damages of $500 per violation plus treble damages under the TCPA.  In March 2017, we filed our initial response to this matter with the court.  In June 2017, the parties attended a mediation. In July 2017, the parties reached an agreement in principle to settle this matter, subject to court approval, and we recorded an estimated loss provision of $6.2 million in connection with the proposed settlement during the second quarter of fiscal 2017. In March 2018, the parties executed a settlement agreement, subject to final court approval. In April 2018, the court preliminarily approved the settlement agreement and certified a class for settlement purposes. In May 2018, the class members were sent notice of the settlement and in August 2018, the court granted final approval of the settlement. As a result, we recorded a $1.5 million reduction in our original accrual estimate to reflect the final required cash payments to be made as part of this settlement which were subsequently paid in October 2018. Additionally, we were required to issue non-transferable discount coupons to approximately 612,000 existing Tillys customers not covered by the cash payments in early September 2018. These coupons entitle the recipient to a one-time 50% discount on a single purchase transaction of up to $1,000. Any unused coupons will expire on September 4, 2019. As of February 2, 2019, approximately 1.5% of these coupons had been redeemed, representing less than 0.2% of total sale transactions and less than 0.5% of total net sales, since the coupons were issued. Consequently, these coupons had no material impact on our fiscal 2018 comparable store net sales or operating results as a whole. On a transactional basis, redemption transactions have produced an average sale that is approximately three times larger than non-redemption transactions during this same time period, but with a significantly lower margin rate. The net result has been an increase in net margin dollars produced per redemption transaction that is approximately 25% higher than non-redemption transactions. There can be no assurances that these results, or the level of redemptions, will remain consistent through the remaining six month redemption period. Although redemption activity has been low during the first six months of the redemption period, the potential impact through September 4, 2019 could be material and could adversely affect our financial condition and results of operations.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. We have defended this case vigorously, and will continue to do so.
In June 2015, we and one of our vendors entered into a settlement arrangement with a plaintiff who filed a copyright infringement lawsuit against the vendor and us related to certain vendor products we sell.  The settlement required that the vendor pay $2.0 million to the plaintiff over three years and we agreed to guarantee such payments in exchange for a security interest in the vendor's intellectual property.  We concluded this matter with the final settlement payment in June 2018. The total settlement amount paid by us was not materially different from the amount previously accrued.
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived asses for impairments using Company-specific assumptions which would fall within Level 3 of the fair-value hierarchy.

Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2018, 2017 and 2016. Furthermore, as of February 2, 2019 and February 3, 2018, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 2, 2019			February 3, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$56,856	$—	$—	$46,441	$—	$—
Commercial paper	—	4,975	—	—	—	—
Marketable securities:
Commercial paper	$—	$49,704	$—	$—	$59,589	$—
Fixed income securities	—	26,215	—	—	23,161	—
(1) Excludes cash

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.8 million, $0.8 million and $2.4 million in fiscal years 2018, 2017 and 2016, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
	($ in thousands)
Carrying value of assets with impairment	$786	$848	$2,584
Fair value of assets impaired	$—	$—	$232
Number of stores tested for impairment	7	10	15
Number of stores with impairment	2	4	9
Note 12: Share-Based Compensation
The Tillys 2012 Amended and Restated Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of February 2, 2019, there were 1,530,115 shares available for future issuance under the 2012 Plan.
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

The following table summarizes our stock option activity for fiscal year 2018:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at February 3, 2018	1,851,250	$9.50
Granted	311,625	$11.52
Exercised	(328,625)	$11.11
Forfeited	(57,500)	$9.03
Expired	(40,500)	$14.19
Outstanding at February 2, 2019	1,736,250	$9.47	6.9	$6,451
Vested and expected to vest at February 2, 2019	1,736,250	$9.47	6.9	$6,451
Exercisable at February 2, 2019	883,125	$10.10	5.5	$3,120

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $12.71 at February 2, 2019.

The total intrinsic value of options exercised in fiscal years 2018, 2017 and 2016 was $2.0 million, $1.3 million and $0.9 million, respectively.
The total fair value of options vested in fiscal years 2018, 2017 and 2016 was $1.6 million, $1.6 million and $2.0 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2018, 2017 and 2016 was $3.7 million, $3.4 million and $2.1 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2018, 2017 and 2016 was $0.5 million, $0.5 million and $0.4 million, respectively.
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We will issue shares of Class A common stock when the options are exercised. The fair values of stock options granted in fiscal years 2018, 2017 and 2016 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Weighted average grant-date fair value per option granted	$5.45	$3.99	$3.73
Expected option term (1)	5.0 years	5.0 years	5.0 years
Expected volatility factor (2)	51.6%	50.3%	62.8%
Risk-free interest rate (3)	2.6%	1.93%	1.34%
Expected annual dividend yield (4)	—%	—%	—%

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

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

(4)	We do not have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.

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
A summary of the status of non-vested restricted stock as of February 2, 2019 and changes during fiscal year 2018 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 3, 2018	109,532	$12.24
Granted	21,476	$14.90
Vested	(67,732)	$11.08
Forfeited	(2,375)	$16.07
Nonvested at February 2, 2019	60,901	$14.32
The weighted-average grant-date fair value of restricted stock granted during the years ended February 3, 2018 and January 28, 2017 was $10.39 and $6.17, respectively.
The total fair value of restricted stock vested was $0.9 million, $0.7 million and $0.5 million in fiscal years 2018, 2017 and 2016, respectively.

Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Cost of goods sold	$517	$612	$855
Selling, general and administrative expenses	1,695	1,799	1,717
Total share-based compensation	$2,212	$2,411	$2,572
At February 2, 2019, there was $3.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.2 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company are made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.6 million, $0.6 million and $0.8 million in fiscal years 2018, 2017 and 2016, respectively.

Note 14: Income Taxes
The components of income tax expense for fiscal years 2018, 2017 and 2016 were as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current:
Federal	$5,818	$6,236	$7,939
State	2,153	1,304	1,602
	7,971	7,540	9,541
Deferred:
Federal	760	2,436	(1,121)
State	119	533	(82)
	879	2,969	(1,203)
Total income tax expense	$8,850	$10,509	$8,338
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2018, 2017 and 2016 is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Federal taxes at statutory rate	$7,097	$8,529	$6,913
State and local income taxes, net of federal benefit	1,795	1,216	988
Tax reform impact	—	491	—
Stock compensation discrete items (1)	(39)	231	558
Return to provision adjustments	(108)	124	(40)
Other	105	(82)	(81)
Total income tax expense	$8,850	$10,509	$8,338

(1)
This amount includes the impact of discrete items related to the expiration of stock options, exercises of stock options and the settlement of restricted stock that are recorded to income tax expense which represents share-based compensation cost previously recognized by us that was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of expiration, exercise or vesting.

On December 22, 2017, the Tax Act was signed into law, a significant modification of existing U.S. federal tax legislation, was enacted which reduced our U.S. federal tax rate from 35% to 21%, effective January 1, 2018. The statutory tax rate for the current year reflects this change in tax rate. Our accounting for the income tax effects of the new tax legislation, based on available guidance and interpretation, is included in our provision.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of February 2, 2019 and February 3, 2018 were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Deferred rent	$3,446	$3,523
Share-based compensation	1,841	1,705
Inventories	1,628	1,650
Accrued expenses	985	1,079
Compensation and benefits	426	471
Deferred revenue	417	187
Other	—	55
Total deferred tax assets	8,743	8,670
Deferred tax liabilities:
Property and equipment	(6,133)	(5,367)
Prepaid expenses	(878)	(526)
Marketable securities	(84)	(9)
Other	(369)	—
Total deferred tax liabilities	(7,464)	(5,902)
Net deferred tax asset	$1,279	$2,768
Deferred tax assets are included in “Other assets" in the accompanying Consolidated Balance Sheets.

As of February 2, 2019 and February 3, 2018, we had approximately $0.2 million and $0.1 million, respectively of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.

Uncertain Tax Positions
As of February 2, 2019 and February 3, 2018, there were no material unrecognized tax benefits. We do not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax benefits during fiscal years 2018, 2017 and 2016.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2016 and 2017 remain subject to examination for federal tax purposes and fiscal years 2014 through 2017 remain subject to examination in significant state tax jurisdictions.
Note 15: Earnings Per Share
Our common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion.
Net income per share is computed under the provisions of ASC Topic 260, Earnings Per Share. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, and unamortized compensation expense, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2018, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net income	$24,943	$14,700	$11,410

Weighted average basic shares outstanding	29,278	28,804	28,496
Dilutive effect of stock options and restricted stock	490	270	33
Weighted average shares for diluted earnings per share	29,768	29,074	28,529

Basic earnings per share of Class A and Class B common stock	$0.85	$0.51	$0.40
Diluted earnings per share of Class A and Class B common stock	$0.84	$0.51	$0.40
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Stock options	553	1,058	1,818
Restricted stock	—	56	99
Total	553	1,114	1,917
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal 2018, 2017 and 2016, our Board of Directors approved annual financial support for TLC of $200,000, $70,000 and $50,000, respectively, for each fiscal year.

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

	Fiscal Year Ended February 2, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$123,634	$157,406	$146,826	$170,612
Gross profit	34,977	50,105	43,656	52,157
Operating income	1,331	12,478	6,737	10,934
Net income	1,223	9,689	5,355	8,677
Basic earnings per share	$0.04	$0.33	$0.18	$0.29
Diluted earnings per share	$0.04	$0.33	$0.18	$0.29

	Fiscal Year Ended February 3, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$120,947	$138,810	$152,824	$164,317
Gross profit	32,905	40,929	50,094	51,440
Operating (loss) income	(329)	(1,239)	14,112	11,441
Net (loss) income	(161)	(596)	8,757	6,699
Basic (loss) earnings per share	$(0.01)	$(0.02)	$0.30	$0.23
Diluted (loss) earnings per share	$(0.01)	$(0.02)	$0.30	$0.23
(1) Includes 14 weeks
Note 18: Stockholders' Equity
On January 31, 2019, our Board of Director's declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 15, 2019, with payment of $29.5 million made on February 27, 2019.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 2, 2019 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Our internal control over financial reporting as of February 2, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of February 2, 2019, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiary as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and our report dated March 29, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company and subsidiary in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 29, 2019

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 2, 2019 (the “2019 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2019 Proxy Statement.

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

4.1
Form of Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on April 23, 2012)

10.1
Form of Indemnification Agreement between Tillys and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.2
Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.2.1
First Amendment to Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated December 21, 2017 ((incorporated by reference to Exhibit 10.2.1 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.3
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.4
Amendment #1 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of November 1, 2010 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.5
Amendment #2 to Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated as of July 1, 2012 (15 Chrysler, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended July 28, 2012)

10.6#
Amended and Restated Tillys 2007 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.7#
Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form) (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.8#
Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form) (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.9#
Form of Re-Priced Stock Option Grant Agreement pursuant to the 2007 Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13
Cancellation of Loan Guaranty for World of Jeans & Tops dated March 9, 2011 from Union Bank (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on August 11, 2011)

10.14
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.15
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.16
Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.16.1
Amendment No. 1 to Amended and Restated Credit Agreement and between World of Jeans & Tops and Wells Fargo, NA dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2014)

10.16.2
Amendment No. 2 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2015)

10.16.3
Amendment No. 3 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2017)

10.16.4
Amendment No. 4 to Amended and Restated Credit Agreement and Limited Waiver between World of Jeans & Tops and Wells Fargo, NA, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.16.4 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.16.5
Amendment No. 5 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2018)

10.16.6
Amendment No. 6 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 1, 2019)

10.17
Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.18
Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19
Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20
Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21
Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.22
Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.23
Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.24#	Offer Letter between Tilly’s, Inc. and Jon Kubo entered into on July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016)

10.25#	Offer Letter, dated October 7, 2015, for Edmond Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.26#	Offer Letter between Tilly’s, Inc. and Jon Kubo entered into on July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2016)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018; (ii) Consolidated Statements of Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; and (vi) the Notes to the Consolidated Financial Statements.

*    Filed herewith
#    Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2019.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 29, 2019.

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