Form 10-Q
period 2019-05-04
TILLY'S, INC.
filed 2019-06-03
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
(949) 609-5599
(Registrant’s telephone number, including area code)
 __________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	TLYS	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of May 30, 2019, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	21,856,323
Class B common stock $0.001 par value	7,666,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 4, 2019

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$33,864	$68,160	$41,190
Marketable securities	75,953	75,919	63,799
Receivables	6,288	6,082	4,955
Merchandise inventories	58,963	55,809	56,837
Prepaid expenses and other current assets	5,294	11,171	9,266
Total current assets	180,362	217,141	176,047
Operating lease assets	244,139	—	—
Property and equipment, net	70,608	73,842	80,542
Other assets	2,176	2,185	3,277
Total assets	$497,285	$293,168	$259,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,479	$24,207	$19,504
Accrued expenses	17,044	18,756	23,713
Deferred revenue	9,105	10,373	7,622
Accrued compensation and benefits	7,019	8,930	6,614
Dividends payable	—	29,453	—
Current portion of operating lease liabilities	52,600	—	—
Current portion of deferred rent	—	5,540	5,322
Total current liabilities	109,247	97,259	62,775
Noncurrent operating lease liabilities	222,086	—	—
Noncurrent deferred rent	—	30,825	30,857
Other	1,422	1,757	2,476
Total liabilities	332,755	129,841	96,108
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 21,816, 21,642 and 15,197 shares issued and outstanding, respectively	22	21	15
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,706, 7,844 and 13,948 shares issued and outstanding, respectively	8	8	14
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	150,331	149,737	144,550
Retained earnings	14,012	13,335	19,068
Accumulated other comprehensive income	157	226	111
Total stockholders’ equity	164,530	163,327	163,758
Total liabilities and stockholders’ equity	$497,285	$293,168	$259,866
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net sales	$130,303	$123,634
Cost of goods sold (includes buying, distribution, and occupancy costs)	94,619	88,657
Gross profit	35,684	34,977
Selling, general and administrative expenses	35,538	33,646
Operating income	146	1,331
Other income, net	829	383
Income before income taxes	975	1,714
Income tax expense	298	491
Net income	$677	$1,223
Basic income per share of Class A and Class B common stock	$0.02	$0.04
Diluted income per share of Class A and Class B common stock	$0.02	$0.04
Weighted average basic shares outstanding	29,469	29,080
Weighted average diluted shares outstanding	29,808	29,438
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income	$677	$1,223
Other comprehensive (loss) income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	(69)	97
Other comprehensive (loss) income, net of tax	(69)	97
Comprehensive income	$608	$1,320
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	677	—	677
Restricted stock	26	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	138	(138)	—	—	—	—	—
Share-based compensation expense	—	—	—	529	—	—	529
Exercise of stock options	18	—	1	150	—	—	151
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(69)	(69)
Balance at May 4, 2019	21,816	7,706	$30	$150,331	$14,012	$157	$164,530

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	1,223	—	1,223
Restricted stock	28	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(9)	—	—	(99)	—	—	(99)
Class B common stock converted to Class A common stock	240	(240)	—	—	—	—	—
Stock-based compensation expense	—	—	—	580	—	—	580
Exercises of stock options	11	—	—	85	—	—	85
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	97	97
Balance at May 5, 2018	15,197	13,948	$29	$144,550	$19,068	$111	$163,758

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities
Net income	$677	$1,223
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,209	5,815
Share-based compensation expense	529	580
Impairment of assets	—	145
Loss on disposal of assets	10	—
Gain on marketable securities	(549)	(265)
Deferred income taxes	(130)	(87)
Changes in operating assets and liabilities:
Receivables	246	(603)
Merchandise inventories	(3,154)	(3,811)
Prepaid expenses and other assets	479	246
Accounts payable	(895)	(1,710)
Accrued expenses	(806)	107
Accrued compensation and benefits	(1,911)	495
Operating lease liabilities and deferred rent	(715)	(381)
Deferred revenue	(1,268)	(1,084)
Net cash (used in) provided by operating activities	(2,278)	670
Cash flows from investing activities
Purchase of property and equipment	(3,059)	(2,946)
Purchases of marketable securities	(34,572)	(21,052)
Maturities of marketable securities	35,000	40,397
Net cash (used in) provided by investing activities	(2,631)	16,399
Cash flows from financing activities
Dividends paid	(29,453)	(29,067)
Proceeds from exercise of stock options	151	85
Taxes paid in lieu of shares issued for share-based compensation	(85)	(99)
Net cash used in financing activities	(29,387)	(29,081)
Change in cash and cash equivalents	(34,296)	(12,012)
Cash and cash equivalents, beginning of period	68,160	53,202
Cash and cash equivalents, end of period	$33,864	$41,190
Supplemental disclosures of cash flow information
Income taxes paid	$11	$—
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$—	$235
Leased assets obtained in exchange for new operating lease liabilities	$281,333	$—
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 229 stores, including three RSQ-branded pop-up stores, in 33 states as of May 4, 2019. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the first quarter ended May 4, 2019 and May 5, 2018 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 ("fiscal 2018").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2019 refer to the fiscal year ending February 1, 2020. References to the fiscal quarters ended May 4, 2019 and May 5, 2018 refer to the first quarter ended as of those dates.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Retail stores	$110,636	$108,501
E-commerce	19,667	15,133
Total net sales	$130,303	$123,634
The following table summarizes the percentage of net sales by department:

	Three Months Ended
	May 4, 2019	May 5, 2018
Mens	34%	34%
Womens	26%	28%
Accessories	17%	16%
Footwear	14%	12%
Boys	5%	5%
Girls	4%	5%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Three Months Ended
	May 4, 2019	May 5, 2018
Third-party	74%	74%
Proprietary	26%	26%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 4, 2019, February 2, 2019 and May 5, 2018, our reserve for sales returns was $1.7 million, $1.4 million and $1.6 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.4 million, $8.7 million and $6.3 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $4.2 million for the first quarter ended May 4, 2019, and $3.7 million for the first quarter ended May 5, 2018.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. We expire unredeemed awards after 45 days from date of issuance and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.7 million, $1.7 million and $1.3 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. Revenue recognized from our loyalty program was $0.3 million for each of the first quarters ended May 4, 2019 and May 5, 2018.

Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms for our stores are generally for ten years (subject to extensions) and provide for escalations in base rents. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, many of the store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.
Refer to "Accounting Standard Adopted" in this Note 2 to the Consolidated Financial Statements for further information.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During each of the first quarters ended May 4, 2019, and May 5, 2018, we incurred rent expense of $0.5 million related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the first quarters ended May 4, 2019, and May 5, 2018, we incurred rent expense of $0.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the first quarters ended May 4, 2019, and May 5, 2018, we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.

The maturity of operating lease liabilities as of May 4, 2019 were as follows (in thousands):

Fiscal Year
2019	$47,492
2020	60,109
2021	53,562
2022	45,451
2023	35,865
Thereafter	68,996
Total minimum lease payments	311,475
Less: Amount representing interest	36,789
Present value of operating lease liabilities	$274,686
Future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2019	$3,351	$60,542	$63,893
2020	3,451	56,681	60,132
2021	3,274	50,541	53,815
2022	2,278	41,893	44,171
2023	2,163	32,948	35,111
Thereafter	9,112	57,833	66,945
Total	$23,629	$300,438	$324,067

As of May 4, 2019, additional operating lease contracts that have not yet commenced are immaterial.
Lease expense for the three months ended May 4, 2019 was as follows (in thousands):

	Cost of goods sold	Selling, general and administrative expenses	Total
Fixed operating lease expense	$12,234	$389	$12,623
Variable lease expense	7,091	38	7,129
Total lease expense	$19,325	$427	$19,752
Supplemental lease information for the three months ended May 4, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$15,966
Weighted average remaining lease term (in years)	5.4 years
Weighted average interest rate (1)	4.20%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate on date of adoption or at lease inception in determining the present value of future minimum payments.
Accounting Standard Adopted
On February 3, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (ASC 842) , using the additional modified retrospective transition method. By electing this additional transition method, we were not required to recast our comparative financial statements or provide disclosures required by the new standard for comparative periods. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of lease classification.
We elected the 'package of practical expedients', which allowed us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the practical expedient to not separate lease and non-lease components for all of our leases. We did not elect the use of the hindsight practical expedient.

New Accounting Standard Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2020, with early adoption permitted and must be adopted using the modified retrospective method. We are in the process of evaluating the impact of adopting this new standard on our consolidated financial statements and related disclosures.
Note 3: Marketable Securities
Marketable securities as of May 4, 2019 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at May 4, 2019, February 2, 2019 and May 5, 2018 (in thousands):

	May 4, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,361	$215	$49,576
Fixed income securities	26,377	—	26,377
	$75,738	$215	$75,953

	February 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,402	$302	$49,704
Fixed income securities	26,215	—	26,215
	$75,617	$302	$75,919

	May 5, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,548	$152	$49,700
Fixed income securities	14,099	—	14,099
	$63,647	$152	$63,799
We recognized gains on investments for commercial paper that matured during the first quarter ended May 4, 2019 and May 5, 2018. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Gains on investments	$387	$195

Note 4: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 27, 2019 and February 20, 2018, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
Our standby letter of credit of $1.1 million was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of May 4, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.

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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses.  In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company.  In June 2018, the plaintiff's class action complaint was dismissed.  The court set a deadline of October 31, 2019 for the parties to participate in a mediation.  The court has not yet issued a trial date.  We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  On May 15, 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  We have defended this case vigorously, and will continue to do so.
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
During the first quarter ended May 4, 2019 and May 5, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 4, 2019, February 2, 2019 and May 5, 2018, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 4, 2019			February 2, 2019			May 5, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$27,494	$—	$—	$56,856	$—	$—	$26,874	$—	$—
Commercial paper	—	—	—	—	4,975	—	—	5,023	—
Marketable securities:
Commercial paper	$—	$49,576	$—	$—	$49,704	$—	$—	$49,700	$—
Fixed income securities	—	26,377	—	—	26,215	—	—	14,099	—
(1) Excluding cash.

Impairment of Long-Lived Assets
An impairment is recorded on a long-lived asset used in operations whenever events or changes in circumstances indicate that the net carrying amounts for such asset may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets, a decision to relocate or close a store or significant changes in our business strategies.
An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates our weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures, computer hardware and software, and operating lease assets, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance.
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the first quarter ended May 4, 2019, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that none of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store.

	Three Months Ended
	May 4, 2019	May 5, 2018
	($ in thousands)
Carrying value of assets with impairment	*	$145
Fair value of assets impaired	*	$—
Number of stores tested for impairment	3	4
Number of stores with impairment	—	1
* - Not applicable

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 4, 2019, there were 1,159,991 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the first quarter ended May 4, 2019 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 2, 2019	1,736,250	$9.47
Granted	433,500	$11.41
Exercised	(18,375)	$8.18
Forfeited	(51,750)	$10.03
Outstanding at May 4, 2019	2,099,625	$9.87	7.3	$5,658
Exercisable at May 4, 2019	1,094,704	$9.92	5.8	$3,407

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $12.06 at May 4, 2019.

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
The fair values of stock options granted during the first quarter ended May 4, 2019 and first quarter ended May 5, 2018 were estimated on the grant date using the following assumptions.

	Three Months Ended
	May 4, 2019	May 5, 2018
Weighted average grant-date fair value per option granted	$5.50	$5.35
Expected option term (1)	5.0 years	5.0 years
Weighted average expected volatility factor (2)	53.2%	51.6%
Weighted average risk-free interest rate (3)	2.4%	2.6%
Expected annual dividend yield (4)	—%	—%

(1)
We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.

(2)	Stock volatility for each grant is measured using the historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

(4)	We do not currently have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.

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
A summary of the status of non-vested restricted stock changes during the first quarter ended May 4, 2019 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 2, 2019	60,901	$14.32
Vested	(25,375)	$16.07
Nonvested at May 4, 2019	35,526	$13.08
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the Consolidated Statements of Income (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Cost of goods sold	$116	$140
Selling, general and administrative expenses	413	440
Total Share-based compensation	$529	$580
At May 4, 2019, there was $4.7 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.9 years.
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
The components of basic and diluted income per share were as follows (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net income	$677	$1,223
Weighted average basic shares outstanding	29,469	29,080
Dilutive effect of stock options and restricted stock	339	358
Weighted average shares for diluted income per share	29,808	29,438
Basic income per share of Class A and Class B common stock	$0.02	$0.04
Diluted income per share of Class A and Class B common stock	$0.02	$0.04

The following stock options have been excluded from the calculation of diluted income per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Stock options	1,073	797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 4, 2019, we operated 229 stores in 33 states, comprised of 226 full-size stores averaging approximately 7,500 square feet and three RSQ-branded pop-up stores averaging approximately 3,000 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue. We will continue to focus our efforts on improving our existing stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
We opened one new full-size store and closed one RSQ-branded pop-up store during the first quarter of fiscal 2019, ending the quarter with 226 full-size stores and three RSQ-branded pop-up stores. We will continue to leverage existing stores and target new markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. In fiscal 2019, we expect to open up to 10 to 15 new, full-size stores, and we may open additional RSQ-branded pop-up stores, all assuming appropriate lease economics are obtained. We expect total capital expenditures for fiscal 2019 not to exceed $25 million, comprised of new store costs supplemented by continuing technology investments.
During fiscal 2019, we expect the impact of legislated minimum wage increases, merit increases, new systems costs, and the adoption of the new lease accounting standard to result in an aggregate increase of approximately $6 million in our annualized operating costs before consideration of any comparable store net sales assumptions, of which approximately $2 million will be in occupancy expense within cost of goods sold and approximately $4 million will be in selling, general and administrative costs. In the absence of any mitigating efforts we may undertake, we estimate that our fiscal 2019 comparable store net sales would need to increase by approximately 3% in order to absorb these anticipated cost increases without creating deleverage of operating expenses as a percentage of net sales.
As of May 27, 2019, less than 2% of the legal settlement coupons we issued in early September 2018 have been redeemed, resulting in no material impact on our business. All such coupons will expire on September 4, 2019. While there can be no guarantee that redemptions will remain immaterial during the upcoming back-to-school season, we are not expecting any meaningful impacts on our business during the final three months of the redemption period based on the redemption results thus far.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.
Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations, as well as sales of merchandise through our e-commerce platform, which is reflected in sales when the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. Net sales are adjusted for the unredeemed awards and accumulated partial points on our customer loyalty program. Revenue from the sale of gift cards is deferred and not included in net sales until the gift cards are used to purchase merchandise. However, based upon historical patterns, some gift cards will never be redeemed (referred to as gift card "breakage"). Based on our historical gift card breakage rate, gift card breakage revenue is recognized over the redemption period in proportion to actual gift card redemptions and is also included in net sales.
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

	Three Months Ended
	May 4, 2019	May 5, 2018

Statements of Operations Data:
Net sales	$130,303	$123,634
Cost of goods sold	94,619	88,657
Gross profit	35,684	34,977
Selling, general and administrative expenses	35,538	33,646
Operating income	146	1,331
Other income, net	829	383
Income before income taxes	975	1,714
Income tax expense	298	491
Net income	$677	$1,223

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	72.6%	71.7%
Gross profit	27.4%	28.3%
Selling, general and administrative expenses	27.3%	27.2%
Operating income	0.1%	1.1%
Other income, net	0.6%	0.3%
Income before income taxes	0.7%	1.4%
Income tax expense	0.2%	0.4%
Net income	0.5%	1.0%
The following table presents store operating data for the periods indicated:

	Three Months Ended
	May 4, 2019	May 5, 2018
Operating Data:
Stores operating at end of period	229	222
Comparable store sales change (1)	2.4%	0.1%
Total square feet at end of period (in thousands)	1,708	1,675
Average net sales per retail store (in thousands) (2)	$489	$493
Average net sales per square foot (2)	$65	$65
E-commerce revenues (in thousands) (3)	$19,667	$15,133
E-commerce revenues as a percentage of net sales	15.1%	12.2%

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

First Quarter Ended May 4, 2019 Compared to First Quarter Ended May 5, 2018
Net Sales
Net sales were $130.3 million in the first quarter of fiscal 2019 compared to $123.6 million in the first quarter of fiscal 2018, an increase of $6.7 million, or 5.4%. Comparable store net sales, which includes e-commerce net sales, increased 2.4% compared to an increase of 0.1% during the first quarter of fiscal 2018. E-commerce net sales increased 29.6% and represented approximately 15.1% of total net sales this year, compared to a decrease of 7.2% and a 12.2% share of total net sales in the first quarter of fiscal 2018. Comparable store net sales in physical stores decreased 1.4% and represented approximately 84.9% of total net sales, compared to an increase of 1.2% and an 87.8% share of total net sales in the first quarter of fiscal 2018. The increase in comparable store net sales was primarily driven by strength in our footwear, mens, accessories and boys merchandise assortments as compared to the first quarter of fiscal 2018.
Gross Profit
Gross profit was $35.7 million in the first quarter of fiscal 2019 compared to $35.0 million in the first quarter of fiscal 2018, an increase of $0.7 million, or 2.0%. Gross margin, or gross profit as a percentage of net sales, was 27.4% during the first quarter of fiscal 2019, as compared to 28.3% during the first quarter of fiscal 2018. This 90 basis point decrease in gross margin was due to an 80 basis point increase in distribution costs, primarily as a result of higher e-commerce shipping costs associated with e-commerce net sales growth, and a 70 basis point decrease in product margins due to higher total markdowns. These cost increases were partially offset by 60 basis points of improved leverage of occupancy and buying costs as a percentage of net sales.
Selling, General and Administrative Expenses
SG&A expenses were $35.5 million in the first quarter of fiscal 2019 compared to $33.6 million in the first quarter of fiscal 2018, an increase of $1.9 million, or 5.6%. As a percentage of net sales, SG&A expenses were 27.3% for the first quarter of fiscal 2019 compared to 27.2% during the first quarter of fiscal 2018. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.1%	$1.0	Increase in store payroll due to minimum wage increases and higher comparable store net sales.
0.5%	0.8	Increase in e-commerce marketing and fulfillment costs associated with e-commerce net sales growth.
(0.5)%	0.1	Net increase in other SG&A expenses.
0.1%	$1.9	Total
Operating Income
Operating income was $0.1 million, or 0.1% of net sales, in the first quarter of fiscal 2019 compared to $1.3 million, or 1.1% of net sales, for the first quarter of fiscal 2018. The decline in operating results was largely attributable to the increased costs associated with e-commerce net sales growth and the impact of minimum wage increases on store payroll, as explained above, partially offset by the positive impact of improved comparable store net sales results.
Other Income, net
Other income increased to $0.8 million from $0.4 million last year, primarily due to higher interest rates on our cash and marketable securities investment portfolio compared to last year.
Income Tax Expense
Income tax expense was $0.3 million, or 30.6%, in the first quarter of fiscal 2019 compared to $0.5 million, or 28.6%, in the first quarter of fiscal 2018. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity.
Net Income and Income Per Share
Net income was $0.7 million for the first quarter of fiscal 2019 compared to $1.2 million for the first quarter of fiscal 2018, representing a decrease of $0.5 million, attributable to the factors discussed above. Basic and diluted income per share was $0.02 for the first quarter of fiscal 2019 compared to basic and diluted income per share of $0.04 for the first quarter of fiscal 2018.

Liquidity and Capital Resources
Our primary cash needs are for merchandise inventories, payroll, store rent and capital expenditures. We have historically provided for these needs through internally generated cash flows. In addition, we have access to additional liquidity through a $25.0 million revolving credit facility with Wells Fargo Bank, NA. We expect to continue to finance our operations from cash and marketable securities on hand as well as cash flows from operations without borrowing under our revolving credit facility over the next twelve months.
Working capital at May 4, 2019, was $71.1 million compared to $119.9 million at February 2, 2019, a decrease of $48.8 million. The changes in our working capital during the first quarter of fiscal 2019 were as follows:

$ millions	Description
$119.9	Working capital at February 2, 2019
(47.1)	Decrease in working capital due to the balance sheet implementation impacts of the adoption of ASC 842, Leases
(1.7)	Net decrease from changes in all other current assets and liabilities
$71.1	Working capital at May 4, 2019
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018
Net cash (used in) provided by operating activities	$(2,278)	$670
Net cash (used in) provided by investing activities	(2,631)	16,399
Net cash used in financing activities	(29,387)	(29,081)
Net decrease in cash and cash equivalents	$(34,296)	$(12,012)
Net Cash (Used In) Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows used in operating activities were $2.3 million during the first quarter of fiscal 2019 compared to net cash flows provided by operating activities of $0.7 million in the first quarter of fiscal 2018. The $2.9 million decrease in cash provided by operating activities was primarily due to an increase in bonuses paid in the first quarter of fiscal 2019.
Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $2.6 million during the first quarter of fiscal 2019 compared to net cash provided by of $16.4 million during the first quarter of fiscal 2018. Net cash used in investing activities in the first quarter of fiscal 2019 consisted of purchases of marketable securities of $34.6 million and capital expenditures totaling $3.1 million, partially offset by proceeds from the maturities of marketable securities of $35.0 million. Net cash provided by investing activities during the first quarter of fiscal 2018 consisted of proceeds from the maturities of marketable securities of $40.4 million, partially offset by purchases of marketable securities of $21.1 million and capital expenditures totaling $2.9 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $29.4 million during the first quarter of fiscal 2019 compared to $29.1 million during the first quarter of fiscal 2018. Financing activities in the first quarter of fiscal 2019 consisted of dividends paid of $29.5 million, and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $0.2 million in proceeds from stock option exercises. Financing activities in the first quarter of fiscal 2018 consisted of dividends paid of $29.1 million and taxes paid in lieu of shares issued for share based compensation of $0.1 million, partially offset by $0.1 million in proceeds from stock option exercises.

Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of June 26, 2020. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate, plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 20, 2018 and February 24, 2017, we paid a special cash dividend of $1.00 per share and $1.00 per share, respectively, to all holders of record of issued and outstanding shares of both Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
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
Our standby letter of credit of $1.1 million was established for security against insurance claims, as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of May 4, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of May 4, 2019, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for purchase obligations and our revolving credit facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 4, 2019, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 4, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses.  In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company.  In June 2018, the plaintiff's class action complaint was dismissed.  The court set a deadline of October 31, 2019 for the parties to participate in a mediation.  The court has not yet issued a trial date.  We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  On May 15, 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  We have defended this case vigorously, and will continue to do so.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, which is supplemented by the additional risk factor set forth below. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 3, 2019
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 3, 2019
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)