Form 10-Q
period 2019-08-03
TILLY'S, INC.
filed 2019-09-10
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 6, 2019, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,050,632
Class B common stock $0.001 par value	7,526,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 3, 2019

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$62,388	$68,160	$45,638
Marketable securities	62,413	75,919	78,588
Receivables	11,758	6,082	11,182
Merchandise inventories	72,635	55,809	74,815
Prepaid expenses and other current assets	4,845	11,171	9,062
Total current assets	214,039	217,141	219,285
Operating lease assets	256,048	—	—
Property and equipment, net	68,010	73,842	78,906
Other assets	2,194	2,185	3,391
Total assets	$540,291	$293,168	$301,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,475	$24,207	$42,786
Accrued expenses	23,112	18,756	29,521
Deferred revenue	8,330	10,373	7,193
Accrued compensation and benefits	6,132	8,930	7,392
Dividends payable	—	29,453	—
Current portion of operating lease liabilities	53,744	—	—
Current portion of deferred rent	—	5,540	5,868
Total current liabilities	130,793	97,259	92,760
Noncurrent operating lease liabilities	233,876	—	—
Noncurrent deferred rent	—	30,825	31,239
Other	1,182	1,757	2,236
Total liabilities	365,851	129,841	126,235
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 21,980, 21,642 and 15,599 shares issued and outstanding, respectively	22	21	15
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,586, 7,844 and 13,708 shares issued and outstanding, respectively	8	8	14
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	150,877	149,737	146,476
Retained earnings	23,296	13,335	28,756
Accumulated other comprehensive income	237	226	86
Total stockholders’ equity	174,440	163,327	175,347
Total liabilities and stockholders’ equity	$540,291	$293,168	$301,582
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$161,738	$157,406	$292,041	$281,040
Cost of goods sold (includes buying, distribution, and occupancy costs)	110,019	107,301	204,638	195,957
Gross profit	51,719	50,105	87,403	85,083
Selling, general and administrative expenses	39,609	37,627	75,147	71,275
Operating income	12,110	12,478	12,256	13,808
Other income, net	572	490	1,401	873
Income before income taxes	12,682	12,968	13,657	14,681
Income tax expense	3,398	3,279	3,696	3,770
Net income	$9,284	$9,689	$9,961	$10,911
Basic income per share of Class A and Class B common stock	$0.31	$0.33	$0.34	$0.37
Diluted income per share of Class A and Class B common stock	$0.31	$0.33	$0.33	$0.37
Weighted average basic shares outstanding	29,505	29,209	29,487	29,145
Weighted average diluted shares outstanding	29,678	29,681	29,739	29,567
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$9,284	$9,689	$9,961	$10,911
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	80	(25)	11	72
Other comprehensive income (loss), net of tax	80	(25)	11	72
Comprehensive income	$9,364	$9,664	$9,972	$10,983
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 4, 2019	21,816	7,706	$30	$150,331	$14,012	$157	$164,530
Net income	—	—	—	—	9,284	—	9,284
Restricted stock	44	—	—	—	—	—	—
Class B common stock converted to Class A common stock	120	(120)	—	—	—	—	—
Share-based compensation expense	—	—	—	546	—	—	546
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	80	80
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 5, 2018	15,197	13,948	$29	$144,550	$19,068	$111	$163,758
Net income	—	—	—	—	9,689	—	9,689
Restricted stock	24	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(1)	—	—	(12)	—	—	(12)
Class B common stock converted to Class A common stock	240	(240)	—	—	—	—	—
Stock-based compensation expense	—	—	—	547	—	—	547
Exercises of stock options	139	—	—	1,391	—	—	1,391
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(25)	(25)
Rounding difference	—	—	—	—	(1)	—	(1)
Balance at August 4, 2018	15,599	13,708	$29	$146,476	$28,756	$86	$175,347

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	9,961	—	9,961
Restricted stock	70	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	258	(258)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,075	—	—	1,075
Exercise of stock options	18	—	1	150	—	—	151
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	11	11
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	10,911	—	10,911
Restricted stock	52	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(10)	—	—	(111)	—	—	(111)
Class B common stock converted to Class A common stock	480	(480)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,127	—	—	1,127
Exercises of stock options	150	—	—	1,476	—	—	1,476
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	72	72
Balance at August 4, 2018	15,599	13,708	$29	$146,476	$28,756	$86	$175,347

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities
Net income	$9,961	$10,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,286	11,503
Share-based compensation expense	1,075	1,127
Impairment of assets	—	786
Loss on disposal of assets	145	17
Gain on marketable securities	(848)	(599)
Deferred income taxes	(218)	(203)
Changes in operating assets and liabilities:
Receivables	(3,605)	(6,830)
Merchandise inventories	(16,826)	(21,789)
Prepaid expenses and other assets	717	461
Accounts payable	15,055	21,571
Accrued expenses	4,243	4,688
Accrued compensation and benefits	(2,798)	1,273
Operating lease liabilities and deferred rent	(1,059)	547
Deferred revenue	(2,043)	(1,513)
Net cash provided by operating activities	14,085	21,950
Cash flows from investing activities
Purchase of property and equipment	(4,848)	(6,668)
Purchases of marketable securities	(62,079)	(79,822)
Maturities of marketable securities	76,457	84,678
Net cash provided by (used in) investing activities	9,530	(1,812)
Cash flows from financing activities
Dividends paid	(29,453)	(29,067)
Proceeds from exercise of stock options	151	1,476
Taxes paid in lieu of shares issued for share-based compensation	(85)	(111)
Net cash used in financing activities	(29,387)	(27,702)
Change in cash and cash equivalents	(5,772)	(7,564)
Cash and cash equivalents, beginning of period	68,160	53,202
Cash and cash equivalents, end of period	$62,388	$45,638
Supplemental disclosures of cash flow information
Income taxes paid	$4,647	$3,999
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,012	$1,223
Leased assets obtained in exchange for new operating lease liabilities	$313,602	$—
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 229 stores, including two RSQ-branded pop-up stores, in 33 states as of August 3, 2019. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 ("fiscal 2018").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2019 refer to the fiscal year ending February 1, 2020. References to the fiscal quarters or first halves ended August 3, 2019 and August 4, 2018 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Retail stores	$138,918	$137,734	$249,554	$246,235
E-commerce	22,820	19,672	42,487	34,805
Total net sales	$161,738	$157,406	$292,041	$281,040
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Mens	33%	32%	33%	33%
Womens	25%	27%	26%	27%
Accessories	19%	19%	18%	18%
Footwear	12%	12%	13%	12%
Boys	6%	5%	5%	5%
Girls	5%	5%	5%	5%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Third-party	74%	75%	74%	74%
Proprietary	26%	25%	26%	26%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of August 3, 2019, February 2, 2019 and August 4, 2018, our reserve for sales returns was $3.3 million, $1.4 million and $3.3 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $6.6 million, $8.7 million and $5.7 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.8 million and $8.0 million for the thirteen and twenty-six week periods ended August 3, 2019, respectively, and $3.4 million and $7.2 million for the thirteen and twenty-six week periods ended August 4, 2018, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. During the second quarter ended August 3, 2019, we launched an enhanced loyalty program that includes the ability for customers to redeem their awards instantly rather than build up to an award over time. In connection with the launch of this enhanced loyalty program, we also extended the award expiration period for unredeemed awards from 45 days to 365 days and, as a result, we currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.8 million, $1.7 million and $1.5 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. Revenue recognized from our loyalty program was $1.4 million and $1.7 million for each of the thirteen and twenty-six week periods ended August 3, 2019, respectively, and $0.4 million and $0.7 million for the thirteen and twenty-six week periods ended August 4, 2018, respectively.

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
Refer to "Accounting Standard Adopted" in this Note 2 to the Consolidated Financial Statements for further information.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During each of the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018, we incurred rent expense of $0.5 million and $1.1 million, respectively, related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 3, 2019, and August 4, 2018, we incurred rent expense of $0.1 million and $0.2 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen week periods ended August 3, 2019 and August 4, 2018, we incurred rent expense of $0.2 million related to this lease. During the twenty-six week periods ended August 3, 2019 and August 4, 2018 we incurred rent expense of $0.4 million and $0.5 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.
The maturity of operating lease liabilities as of August 3, 2019 were as follows (in thousands):

Fiscal Year
2019	$33,040
2020	62,666
2021	57,167
2022	49,710
2023	39,950
Thereafter	84,407
Total minimum lease payments	326,940
Less: Amount representing interest	39,320
Present value of operating lease liabilities	$287,620

Future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2019	$3,351	$60,542	$63,893
2020	3,451	56,681	60,132
2021	3,274	50,541	53,815
2022	2,278	41,893	44,171
2023	2,163	32,948	35,111
Thereafter	9,112	57,833	66,945
Total	$23,629	$300,438	$324,067

As of August 3, 2019, additional operating lease contracts that have not yet commenced are immaterial.
Lease expense for the thirteen and twenty-six week periods ended August 3, 2019 was as follows (in thousands):

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$12,437	$373	$12,810	$24,671	$762	$25,433
Variable lease expense	7,124	7	7,131	14,215	45	14,260
Total lease expense	$19,561	$380	$19,941	$38,886	$807	$39,693
Supplemental lease information for the twenty-six weeks ended August 3, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$32,024
Weighted average remaining lease term (in years)	5.6 years
Weighted average interest rate (1)	4.17%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate on date of adoption or at lease inception in determining the present value of future minimum payments.
Accounting Standard Adopted
On February 3, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (ASC 842), using the additional modified retrospective transition method. By electing this additional transition method, we were not required to recast our comparative financial statements or provide disclosures required by the new standard for comparative periods. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of lease classification.
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

Note 3: Marketable Securities
Marketable securities as of August 3, 2019 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at August 3, 2019, February 2, 2019 and August 4, 2018 (in thousands):

	August 3, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,411	$325	$49,736
Fixed income securities	12,677	—	12,677
	$62,088	$325	$62,413

	February 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,402	$302	$49,704
Fixed income securities	26,215	—	26,215
	$75,617	$302	$75,919

	August 4, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,389	$118	$54,507
Fixed income securities	24,081	—	24,081
	$78,470	$118	$78,588
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gains on investments	$211	$240	$598	$435

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
As of August 3, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  In May 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  In July 2019, we filed an answer to the first amended complaint, denying all claims and asserting various defenses.  The parties are currently engaged in the initial round of discovery.  We have defended this case vigorously, and will continue to do so.
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
During the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 3, 2019, February 2, 2019 and August 4, 2018, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 3, 2019			February 2, 2019			August 4, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$51,677	$—	$—	$56,856	$—	$—	$32,556	$—	$—
Commercial paper	—	—	—	—	4,975	—	—	—	—
Marketable securities:
Commercial paper	$—	$49,736	$—	$—	$49,704	$—	$—	$54,507	$—
Fixed income securities	—	12,677	—	—	26,215	—	—	24,081	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirteen and twenty-six weeks ended August 3, 2019, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that none of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	($ in thousands)
Carrying value of assets with impairment	*	$641	*	$786
Number of stores tested for impairment	3	4	4	5
Number of stores with impairment	—	1	—	2
* Not applicable
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 3, 2019, there were 1,116,995 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the twenty-six weeks ended August 3, 2019 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 2, 2019	1,736,250	$9.47
Granted	433,500	$11.41
Exercised	(18,375)	$8.18
Forfeited	(70,280)	$10.14
Expired	(250)	$11.33
Outstanding at August 3, 2019	2,080,845	$9.86	7.0	$1,140
Exercisable at August 3, 2019	1,111,954	$9.89	5.5	$825

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $7.86 at August 3, 2019.

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

The fair values of stock options granted during the twenty-six weeks ended August 3, 2019 and twenty-six weeks ended August 4, 2018 were estimated on the grant date using the following assumptions.

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Weighted average grant-date fair value per option granted	$5.50	$5.35
Expected option term (1)	5.0 years	5.0 years
Weighted average expected volatility factor (2)	53.2%	51.6%
Weighted average risk-free interest rate (3)	2.4%	2.6%
Expected annual dividend yield (4)	—%	—%

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
A summary of the status of non-vested restricted stock changes during the twenty-six weeks ended August 3, 2019 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 2, 2019	60,901	$14.32
Granted	41,184	$7.77
Vested	(50,165)	$14.20
Nonvested at August 3, 2019	51,920	$9.24
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the Consolidated Statements of Income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cost of goods sold	$92	$127	$208	$267
Selling, general and administrative expenses	454	420	867	860
Total Share-based compensation	$546	$547	$1,075	$1,127
At August 3, 2019, there was $4.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.

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
The components of basic and diluted income per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$9,284	$9,689	$9,961	$10,911
Weighted average basic shares outstanding	29,505	29,209	29,487	29,145
Dilutive effect of stock options and restricted stock	173	472	252	422
Weighted average shares for diluted income per share	29,678	29,681	29,739	29,567
Basic income per share of Class A and Class B common stock	$0.31	$0.33	$0.34	$0.37
Diluted income per share of Class A and Class B common stock	$0.31	$0.33	$0.33	$0.37

The following stock options have been excluded from the calculation of diluted income per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock options	1,381	600	1,367	600
Restricted stock	11	22	—	22
Total	1,392	622	1,367	622

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 3, 2019, we operated 229 stores in 33 states, comprised of 227 full-size stores averaging approximately 7,500 square feet and two RSQ-branded pop-up stores averaging approximately 3,000 square feet. We also sell our products through our e-commerce website, www.tillys.com.
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
We opened two new full-size stores and closed two RSQ-branded pop-up stores during the first half of fiscal 2019, ending the quarter with 227 full-size stores and two RSQ-branded pop-up stores. We will continue to leverage existing stores and target new markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. In fiscal 2019, we expect to open up to 13 new full-size stores. We expect total capital expenditures for fiscal 2019 not to exceed $20 million, comprised of new store costs supplemented by continuing technology investments.
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
As of September 4, 2019, all unredeemed legal settlement coupons originally issued in early September 2018 expired. Approximately 2.2% of all coupons originally issued were redeemed, resulting in no material impact on our business.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Statements of Operations Data:
Net sales	$161,738	$157,406	$292,041	$281,040
Cost of goods sold	110,019	107,301	204,638	195,957
Gross profit	51,719	50,105	87,403	85,083
Selling, general and administrative expenses	39,609	37,627	75,147	71,275
Operating income	12,110	12,478	12,256	13,808
Other income, net	572	490	1,401	873
Income before income taxes	12,682	12,968	13,657	14,681
Income tax expense	3,398	3,279	3,696	3,770
Net income	$9,284	$9,689	$9,961	$10,911

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0%	68.2%	70.1%	69.7%
Gross profit	32.0%	31.8%	29.9%	30.3%
Selling, general and administrative expenses	24.5%	23.9%	25.7%	25.4%
Operating income	7.5%	7.9%	4.2%	4.9%
Other income, net	0.4%	0.3%	0.5%	0.3%
Income before income taxes	7.8%	8.2%	4.7%	5.2%
Income tax expense	2.1%	2.1%	1.3%	1.3%
Net income	5.7%	6.2%	3.4%	3.9%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating Data:
Stores operating at end of period	229	226	229	226
Comparable store sales change (1)	0.6%	4.4%	1.4%	2.4%
Total square feet at end of period (in thousands)	1,710	1,698	1,710	1,698
Average net sales per retail store (in thousands) (2)	$606	$616	$1,102	$1,109
Average net sales per square foot (2)	$81	$82	$147	$147
E-commerce revenues (in thousands) (3)	$22,820	$19,672	$42,487	$34,805
E-commerce revenues as a percentage of net sales	14.1%	12.5%	14.5%	12.4%

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

Second Quarter (13 Weeks) Ended August 3, 2019 Compared to Second Quarter (13 Weeks) Ended August 4, 2018
Net Sales
Net sales were $161.7 million, an increase of $4.3 million or 2.8%, compared to $157.4 million last year. Comparable store net sales, which includes e-commerce net sales, increased 0.6% compared to an increase of 4.4% last year. E-commerce net sales increased 15.7% and represented approximately 14.1% of total net sales compared to an increase of 8.1% and a 12.5% share of total net sales last year. Comparable store net sales in physical stores decreased 1.5% and represented approximately 85.9% of total net sales compared to an increase of 3.8% and an 87.5% share of total net sales last year.
Gross Profit
Gross profit was $51.7 million, an increase of $1.6 million or 3.2%, compared to $50.1 million last year. Gross margin, or gross profit as a percentage of net sales, was 32.0% compared to 31.8% last year. Product margins were approximately flat as a percentage of net sales. Buying, distribution and occupancy costs improved by approximately 10 basis points in total. Improved leverage of buying and occupancy costs as a percentage of net sales offset by higher e-commerce shipping costs associated with e-commerce net sales growth.
Selling, General and Administrative Expenses
SG&A expenses were $39.6 million, or 24.5% of net sales, compared to $37.6 million, or 23.9% of net sales, last year. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.9%	$1.5	Favorable resolution of the previously disclosed Minniti legal matter, resulting in a $1.5 million reduction in legal reserves recorded in the second quarter of fiscal 2018.
0.6%	1.0	Increase in e-commerce marketing and fulfillment costs associated with e-commerce net sales growth.
0.2%	0.9	Increase in store payroll due to minimum wage and annual merit increases.
(0.8)%	(1.2)	Decrease in corporate bonus expense.
(0.4)%	(0.6)	Decrease in store impairment charges.
0.1%	0.4	Net increase in other SG&A expenses.
0.6%	$2.0	Total
Operating Income
Operating income was $12.1 million, or 7.5% of net sales, compared to $12.5 million, or 7.9% of net sales, last year. The slight decline in operating income was primarily attributable to last year's $1.5 million legal matter credit noted above.
Income Tax Expense
Income tax expense was $3.4 million, or 26.8% of income before taxes, compared to $3.3 million, or 25.3% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity.
Net Income and Income Per Share
Net income was $9.3 million, or $0.31 per diluted share, compared to $9.7 million, or $0.33 per diluted share last year. Last year's results include $1.1 million net of tax, or $0.04 per diluted share, related to the favorable resolution of the previously disclosed legal matter noted above.
First Half (26 Weeks) Ended August 3, 2019 Compared to First Half (26 Weeks) Ended August 4, 2018
Net Sales
Net sales were $292.0 million, an increase of $11.0 million or 3.9%, compared to $281.0 million last year. E-commerce net sales increased 21.7% and represented approximately 14.5% of total net sales compared to an increase of 0.9% and a 12.4% share of total net sales last year. Comparable store net sales in physical stores decreased 1.5% and represented approximately 85.5% of total net sales, compared to an increase of 2.7% and a 87.6% share of total net sales last year.

Gross Profit
Gross profit was $87.4 million, an increase of $2.3 million or 2.7%, compared to $85.1 million last year. Gross margin was 29.9% compared to 30.3% last year. This 40 basis point decrease in gross margin was primarily attributable to a 30 basis point decline in product margins primarily due to higher total markdowns. Buying, distribution and occupancy costs deleveraged 10 basis points in total as a percentage of net sales. Higher e-commerce shipping costs associated with e-commerce net sales growth more than offset improved leverage of buying and occupancy costs as a percentage of net sales.
Selling, General and Administrative Expenses
SG&A expenses were $75.1 million, or 25.7% of net sales, compared to $71.3 million, or 25.4% of net sales, last year. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.2%	$1.9	Increase in store payroll due to minimum wage increases and annual merit increases.
0.6%	1.9	Increase in e-commerce marketing and fulfillment costs associated with e-commerce net sales growth.
0.5%	1.5	Favorable resolution of the previously disclosed Minniti legal matter, resulting in a $1.5 million reduction in legal reserves recorded in the second quarter of fiscal 2018.
(0.4)%	(1.3)	Decrease in corporate bonus expense.
(0.3)%	(0.8)	Decrease in store impairment charges.
(0.3)%	0.7	Net change in all other SG&A expenses.
0.3%	$3.9	Total
Operating Income
Operating income was $12.3 million, or 4.2% of net sales, compared to $13.8 million, or 4.9% of net sales, last year. The decrease in year-over-year operating income was attributable to the favorable resolution of a legal matter during last year's second quarter of approximately $1.5 million, as noted above.

Income Tax Expense
Income tax expense was $3.7 million, or 27.1% of income before taxes, compared to $3.8 million, or 25.7% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity.
Net Income and Income Per Share
Net income was $10.0 million, or $0.33 per diluted share, compared to $10.9 million, or $0.37 per diluted share, last year. Last year's results include $1.1 million net of tax, or $0.04 per diluted share, related to the favorable resolution of the previously disclosed legal matter noted above.

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

Working capital at August 3, 2019, was $83.2 million compared to $119.9 million at February 2, 2019, a decrease of $36.7 million. The changes in our working capital during the first half of fiscal 2019 were as follows:

$ millions	Description
$119.9	Working capital at February 2, 2019
(53.8)	Decrease in working capital primarily due to the balance sheet implementation impacts of the adoption of ASC 842, Leases
17.1	Net increase from changes in all other current assets and liabilities
$83.2	Working capital at August 3, 2019
Cash Flow Analysis
A summary of operating, investing and financing activities for the first half of fiscal 2019 compared to the first half of fiscal 2018 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$14,085	$21,950
Net cash provided by (used in) investing activities	9,530	(1,812)
Net cash used in financing activities	(29,387)	(27,702)
Net decrease in cash and cash equivalents	$(5,772)	$(7,564)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $14.1 million this year compared to $22.0 million last year. The $7.9 million decrease in cash provided by operating activities was primarily due to the timing of payments to vendors and an increase in bonuses paid in the first half of fiscal 2019.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $9.5 million this year compared to net cash used in investing activities of $1.8 million last year. Net cash provided by investing activities in the first half of fiscal 2019 consisted of proceeds from the maturities of marketable securities of $76.5 million, partially offset by purchases of marketable securities of $62.1 million and capital expenditures totaling $4.8 million. Net cash used in investing activities during the first half of fiscal 2018 consisted of purchases of marketable securities of $79.8 million, and capital expenditures totaling $6.7 million, partially offset by proceeds from the maturities of marketable securities of $84.7 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $29.4 million this year compared to $27.7 million last year. Financing activities in the first half of fiscal 2019 consisted of dividends paid of $29.5 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $0.2 million in proceeds from stock option exercises. Financing activities in the first half of fiscal 2018 consisted of dividends paid of $29.1 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $1.5 million in proceeds from stock option exercises.
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
As of August 3, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of August 3, 2019, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 3, 2019, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 3, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  In May 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  In July 2019, we filed an answer to the first amended complaint, denying all claims and asserting various defenses.  The parties are currently engaged in the initial round of discovery.  We have defended this case vigorously, and will continue to do so.

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	September 10, 2019
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 10, 2019
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)