Form 10-Q
period 2019-11-02
TILLY'S, INC.
filed 2019-12-10
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of December 6, 2019, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,192,592
Class B common stock $0.001 par value	7,486,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended November 2, 2019

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$67,596	$68,160	$24,751
Marketable securities	62,476	75,919	95,766
Receivables	9,060	6,082	7,633
Merchandise inventories	70,337	55,809	71,488
Prepaid expenses and other current assets	6,499	11,171	10,707
Total current assets	215,968	217,141	210,345
Operating lease assets	255,776	—	—
Property and equipment, net	70,568	73,842	78,679
Other assets	2,521	2,185	3,667
Total assets	$544,833	$293,168	$292,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,461	$24,207	$34,352
Accrued expenses	19,482	18,756	19,895
Deferred revenue	8,521	10,373	7,172
Accrued compensation and benefits	7,487	8,930	8,690
Dividends payable	—	29,453	—
Current portion of operating lease liabilities	54,512	—	—
Current portion of deferred rent	—	5,540	5,466
Total current liabilities	127,463	97,259	75,575
Noncurrent operating lease liabilities	234,885	—	—
Noncurrent deferred rent	—	30,825	31,624
Other	942	1,757	1,997
Total liabilities	363,290	129,841	109,196
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,077, 21,642 and 21,536 shares issued and outstanding, respectively	22	21	21
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,526, 7,844 and 7,944 shares issued and outstanding, respectively	8	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	151,711	149,737	149,141
Retained earnings	29,684	13,335	34,111
Accumulated other comprehensive income	118	226	214
Total stockholders’ equity	181,543	163,327	183,495
Total liabilities and stockholders’ equity	$544,833	$293,168	$292,691
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$154,780	$146,826	$446,821	$427,866
Cost of goods sold (includes buying, distribution, and occupancy costs)	107,609	103,170	312,247	299,127
Gross profit	47,171	43,656	134,574	128,739
Selling, general and administrative expenses	39,467	36,919	114,614	108,193
Operating income	7,704	6,737	19,960	20,546
Other income, net	911	585	2,312	1,457
Income before income taxes	8,615	7,322	22,272	22,003
Income tax expense	2,227	1,967	5,923	5,737
Net income	$6,388	$5,355	$16,349	$16,266
Basic income per share of Class A and Class B common stock	$0.22	$0.18	$0.55	$0.56
Diluted income per share of Class A and Class B common stock	$0.21	$0.18	$0.55	$0.55
Weighted average basic shares outstanding	29,529	29,373	29,501	29,221
Weighted average diluted shares outstanding	29,759	30,075	29,745	29,746
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$6,388	$5,355	$16,349	$16,266
Other comprehensive (loss) income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	(119)	128	(108)	200
Other comprehensive (loss) income, net of tax	(119)	128	(108)	200
Comprehensive income	$6,269	$5,483	$16,241	$16,466
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440
Net income	—	—	—	—	6,388	—	6,388
Class B common stock converted to Class A common stock	60	(60)	—	—	—	—	—
Share-based compensation expense	—	—	—	573	—	—	573
Exercises of stock options	37	—	—	261	—	—	261
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(119)	(119)
Balance at November 2, 2019	22,077	7,526	$30	$151,711	$29,684	$118	$181,543

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 4, 2018	15,599	13,708	$29	$146,476	$28,756	$86	$175,347
Net income	—	—	—	—	5,355	—	5,355
Class B common stock converted to Class A common stock	5,764	(5,764)	—	—	—	—	—
Stock-based compensation expense	—	—	—	535	—	—	535
Exercises of stock options	173	—	—	2,130	—	—	2,130
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	128	128
Balance at November 3, 2018	21,536	7,944	$29	$149,141	$34,111	$214	$183,495

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	16,349	—	16,349
Restricted stock	70	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	318	(318)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,648	—	—	1,648
Exercises of stock options	55	—	1	411	—	—	412
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(108)	(108)
Balance at November 2, 2019	22,077	7,526	$30	$151,711	$29,684	$118	$181,543

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	16,266	—	16,266
Restricted stock	52	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(10)	—	—	(111)	—	—	(111)
Class B common stock converted to Class A common stock	6,244	(6,244)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,662	—	—	1,662
Exercises of stock options	323	—	—	3,606	—	—	3,606
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	200	200
Balance at November 3, 2018	21,536	7,944	$29	$149,141	$34,111	$214	$183,495

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities
Net income	$16,349	$16,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,330	16,966
Share-based compensation expense	1,648	1,662
Impairment of assets	—	786
Loss on disposal of assets	584	11
Gain on sales and maturities of marketable securities	(1,391)	(983)
Deferred income taxes	(470)	(419)
Changes in operating assets and liabilities:
Receivables	1,716	(3,281)
Merchandise inventories	(14,528)	(18,462)
Prepaid expenses and other assets	(1,045)	(1,290)
Accounts payable	12,901	12,859
Accrued expenses	(1,740)	(6,403)
Accrued compensation and benefits	(1,443)	2,571
Operating lease liabilities and deferred rent	(1,555)	530
Deferred revenue	(1,852)	(1,534)
Net cash provided by operating activities	24,504	19,279
Cash flows from investing activities
Purchase of property and equipment	(10,636)	(10,394)
Purchases of marketable securities	(96,810)	(116,442)
Maturities of marketable securities	111,504	104,678
Net cash provided by (used in) investing activities	4,058	(22,158)
Cash flows from financing activities
Dividends paid	(29,453)	(29,067)
Proceeds from exercise of stock options	412	3,606
Taxes paid in lieu of shares issued for share-based compensation	(85)	(111)
Net cash used in financing activities	(29,126)	(25,572)
Change in cash and cash equivalents	(564)	(28,451)
Cash and cash equivalents, beginning of period	68,160	53,202
Cash and cash equivalents, end of period	$67,596	$24,751
Supplemental disclosures of cash flow information
Interest paid	$13	$11
Income taxes paid	$9,028	$6,585
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$4,239	$2,727
Leased assets obtained in exchange for new operating lease liabilities	$328,795	$—
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 232 stores, including one RSQ-branded pop-up store, in 33 states as of November 2, 2019. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended November 2, 2019 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 ("fiscal 2018").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2019 refer to the fiscal year ending February 1, 2020. References to the fiscal quarters or nine months ended November 2, 2019 and November 3, 2018 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Retail stores	$132,067	$125,590	$381,621	$371,825
E-commerce	22,713	21,236	65,200	56,041
Total net sales	$154,780	$146,826	$446,821	$427,866
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Mens	35%	34%	34%	33%
Womens	23%	23%	25%	26%
Accessories	19%	20%	18%	18%
Footwear	12%	12%	13%	12%
Boys	7%	7%	6%	6%
Girls	4%	4%	4%	5%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Third-party	75%	75%	74%	75%
Proprietary	25%	25%	26%	25%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of November 2, 2019, February 2, 2019 and November 3, 2018, our reserve for sales returns was $1.3 million, $1.4 million and $1.3 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $6.4 million, $8.7 million and $5.6 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.0 million and $11.0 million for the thirteen and thirty-nine week periods ended November 2, 2019, respectively, and $2.8 million and $10.0 million for the thirteen and thirty-nine week periods ended November 3, 2018, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. During the second quarter ended August 3, 2019, we launched an enhanced loyalty program that includes the ability for customers to redeem their awards instantly rather than build up to an award over time. In connection with the launch of this enhanced loyalty program, we also extended the award expiration period for unredeemed awards from 45 days to 365 days and, as a result, we currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $2.1 million, $1.7 million and $1.6 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. Revenue recognized from our loyalty program was

$2.0 million and $3.7 million for each of the thirteen and thirty-nine week periods ended November 2, 2019, respectively, and $0.5 million and $1.2 million for the thirteen and thirty-nine week periods ended November 3, 2018, respectively.
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
Refer to "Accounting Standard Adopted" in this Note 2 to the Consolidated Financial Statements for further information.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During each of the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended November 2, 2019, and November 3, 2018, we incurred rent expense of $0.1 million and $0.3 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen week periods ended November 2, 2019 and November 3, 2018, we incurred rent expense of $0.2 million related to this lease. During each of the thirty-nine week periods ended November 2, 2019 and November 3, 2018 we incurred rent expense of $0.7 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.
The maturity of operating lease liabilities as of November 2, 2019 were as follows (in thousands):

Fiscal Year
2019	$16,832
2020	64,095
2021	58,923
2022	51,496
2023	41,937
Thereafter	95,245
Total minimum lease payments	328,528
Less: Amount representing interest	39,131
Present value of operating lease liabilities	$289,397

Future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases as of February 2, 2019 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2019	$3,351	$60,542	$63,893
2020	3,451	56,681	60,132
2021	3,274	50,541	53,815
2022	2,278	41,893	44,171
2023	2,163	32,948	35,111
Thereafter	9,112	57,833	66,945
Total	$23,629	$300,438	$324,067

As of November 2, 2019, additional operating lease contracts that have not yet commenced are immaterial.
Lease expense for the thirteen and thirty-nine week periods ended November 2, 2019 was as follows (in thousands):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$12,725	$376	$13,101	$37,396	$1,138	$38,534
Variable lease expense	7,289	18	7,307	21,504	63	21,567
Total lease expense	$20,014	$394	$20,408	$58,900	$1,201	$60,101
Supplemental lease information for the thirty-nine weeks ended November 2, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$48,490
Weighted average remaining lease term (in years)	6.0 years
Weighted average interest rate (1)	4.11%
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

New Accounting Standard Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2020, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.

Note 3: Marketable Securities
Marketable securities as of November 2, 2019 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at November 2, 2019, February 2, 2019 and November 3, 2018 (in thousands):

	November 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$39,586	$162	$39,748
Fixed income securities	22,728	—	22,728
	$62,314	$162	$62,476

	February 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,402	$302	$49,704
Fixed income securities	26,215	—	26,215
	$75,617	$302	$75,919

	November 3, 2018
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$64,247	$293	$64,540
Fixed income securities	31,226	—	31,226
	$95,473	$293	$95,766
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gains on investments	$428	$213	$1,026	$648

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
In August 2019, we entered into an amendment to increase the standby letter of credit from $1.1 million to $1.3 million. The standby letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of November 2, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses.  In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (“PAGA”) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company.  In June 2018, the plaintiff's class action complaint was dismissed.  The parties have agreed to participate in a mediation with respect to the PAGA claim in March 2020.  The court has not yet issued a trial date.  We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  In May 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  In July 2019, we filed an answer to the first amended complaint, denying all claims and asserting various defenses.  The parties are currently engaged in discovery.  We have defended this case vigorously, and will continue to do so.

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
During the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 2, 2019, February 2, 2019 and November 3, 2018, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 2, 2019			February 2, 2019			November 3, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$62,340	$—	$—	$56,856	$—	$—	$21,139	$—	$—
Commercial paper	—	—	—	—	4,975	—	—	—	—
Marketable securities:
Commercial paper	$—	$39,748	$—	$—	$49,704	$—	$—	$64,540	$—
Fixed income securities	—	22,728	—	—	26,215	—	—	31,226	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirteen and thirty-nine weeks ended November 2, 2019, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that none of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	($ in thousands)
Carrying value of assets with impairment	*	*	*	$786
Fair value of assets impaired	*	*	*	$—
Number of stores tested for impairment	3	2	4	5
Number of stores with impairment	—	—	—	2
* Not applicable
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Amended and Restated Equity and Incentive Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of November 2, 2019, there were 837,590 shares still available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the thirty-nine weeks ended November 2, 2019 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 2, 2019	1,736,250	$9.47
Granted	733,500	$10.60
Exercised	(55,750)	$7.39
Forfeited	(85,280)	$10.36
Expired	(5,845)	$9.64
Outstanding at November 2, 2019	2,322,875	$9.84	6.6	$3,595
Exercisable at November 2, 2019	1,141,171	$10.02	4.4	$2,264

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $10.38 at November 2, 2019.

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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2019 and thirteen and thirty-nine weeks ended November 3, 2018 were estimated on the grant date using the following assumptions.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted average grant-date fair value per option granted	$4.52	$9.49	$5.10	$5.45
Expected option term (1)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average expected volatility factor (2)	54.5%	53.2%	53.8%	51.6%
Weighted average risk-free interest rate (3)	1.6%	2.8%	2.1%	2.6%
Expected annual dividend yield (4)	—%	—%	—%	—%

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
A summary of the status of non-vested restricted stock changes during the thirty-nine weeks ended November 2, 2019 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 2, 2019	60,901	$14.32
Granted	41,184	$7.77
Vested	(50,165)	$14.20
Nonvested at November 2, 2019	51,920	$9.24
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of goods sold	$129	$124	$337	$391
Selling, general and administrative expenses	444	411	1,311	1,271
Total share-based compensation expense	$573	$535	$1,648	$1,662
At November 2, 2019, there was $4.8 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.9 years.

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
The components of basic and diluted income per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$6,388	$5,355	$16,349	$16,266
Weighted average basic shares outstanding	29,529	29,373	29,501	29,221
Dilutive effect of stock options and restricted stock	230	702	244	525
Weighted average shares for diluted income per share	29,759	30,075	29,745	29,746
Basic income per share of Class A and Class B common stock	$0.22	$0.18	$0.55	$0.56
Diluted income per share of Class A and Class B common stock	$0.21	$0.18	$0.55	$0.55

The following stock options have been excluded from the calculation of diluted income per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock options	1,652	25	1,652	560
Restricted stock	11	—	—	—
Total	1,663	25	1,652	560

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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “project”, “seek”, “should”, “target”, “will”, “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (fiscal 2018), those identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, and in other filings we may make with the Securities and Exchange Commission from time to time. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of November 2, 2019, we operated 232 stores in 33 states, comprised of 231 full-size stores averaging approximately 7,500 square feet and one RSQ-branded pop-up store, comprised of approximately 3,000 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will continue. We will continue to focus our efforts on improving our existing stores and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
We continue to believe we have a meaningful number of opportunities to open profitable, new stores in the future. We believe we are under-represented nationally in terms of the number of stores in key population centers relative to many of our larger teen specialty apparel competitors who have a much greater number of stores than we do. We expect to finish fiscal 2019 ending February 1, 2020 with 14 new store openings. In fiscal 2020 ending January 30, 2021, we anticipate opening up to 15 additional new stores. We will continue to focus new store openings within existing markets and certain new markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. We expect total capital expenditures not to exceed $19 million in fiscal 2019 and to be approximately $20 million in fiscal 2020, comprised mostly of new store construction costs and continuing to enhance omni-channel and other customer facing technology capabilities.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Statements of Operations Data:
Net sales	$154,780	$146,826	$446,821	$427,866
Cost of goods sold	107,609	103,170	312,247	299,127
Gross profit	47,171	43,656	134,574	128,739
Selling, general and administrative expenses	39,467	36,919	114,614	108,193
Operating income	7,704	6,737	19,960	20,546
Other income, net	911	585	2,312	1,457
Income before income taxes	8,615	7,322	22,272	22,003
Income tax expense	2,227	1,967	5,923	5,737
Net income	$6,388	$5,355	$16,349	$16,266

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.5%	70.3%	69.9%	69.9%
Gross profit	30.5%	29.7%	30.1%	30.1%
Selling, general and administrative expenses	25.5%	25.1%	25.7%	25.3%
Operating income	5.0%	4.6%	4.5%	4.8%
Other income, net	0.6%	0.4%	0.5%	0.3%
Income before income taxes	5.6%	5.0%	5.0%	5.1%
Income tax expense	1.4%	1.3%	1.3%	1.3%
Net income	4.1%	3.6%	3.7%	3.8%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating Data:
Stores operating at end of period	232	227	232	227
Comparable store sales change (1)	3.1%	4.3%	2.0%	3.1%
Total square feet at end of period (in thousands)	1,732	1,693	1,732	1,693
Average net sales per retail store (in thousands) (2)	$571	$556	$1,661	$1,665
Average net sales per square foot (2)	$77	$74	$223	$222
E-commerce revenues (in thousands) (3)	$22,713	$21,236	$65,200	$56,041
E-commerce revenues as a percentage of net sales	14.7%	14.5%	14.6%	13.1%

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
Third Quarter (13 Weeks) Ended November 2, 2019 Compared to Third Quarter (13 Weeks) Ended November 3, 2018
Net Sales
Net sales were $154.8 million, an increase of $8.0 million or 5.4%, compared to $146.8 million last year. Comparable store net sales, which includes e-commerce net sales, increased 3.1% compared to an increase of 4.3% last year. Comparable store net sales in physical stores increased 2.4% and represented approximately 85.3% of total net sales compared to an increase of 1.3% and an 85.5% share of total net sales last year. E-commerce net sales increased 7.4% and represented approximately 14.7% of total net sales compared to an increase of 26.7% and a 14.5% share of total net sales last year.
Gross Profit
Gross profit was $47.2 million, an increase of $3.5 million or 8.1%, compared to $43.7 million last year. Gross margin, or gross profit as a percentage of net sales, was 30.5% compared to 29.7% last year. Product margins increased 80 basis points as a percentage of net sales. Buying, distribution and occupancy costs deleveraged by less than 10 basis points primarily due to severance and other transition expenses of approximately $0.7 million related to our change in merchandising leadership during the third quarter, largely offset by improved leverage of distribution costs.
Selling, General and Administrative Expenses
SG&A expenses were $39.5 million, or 25.5% of net sales, compared to $36.9 million, or 25.1% of net sales, last year. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.5%	$1.0	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
0.3%	0.5	Asset write-off charge relating to recent mobile app development activities.
(0.3)%	0.5	Increase in store payroll due to minimum wage and store count increases.
0.3%	0.5	Increase in temporary labor expenses.
(0.5)%	(0.7)	Decrease due to expenses associated with our secondary offering completed in early September 2018.
0.1%	0.7	Net increase in other SG&A expenses.
0.4%	$2.5	Total

Operating Income
Operating income was $7.7 million, or 5.0% of net sales, compared to $6.7 million, or 4.6% of net sales, last year. The increase in operating income was primarily attributable to growth in net sales.
Income Tax Expense
Income tax expense was $2.2 million, or 25.9% of income before taxes, compared to $2.0 million, or 26.9% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity.
Net Income and Income Per Diluted Share
Net income was $6.4 million, or $0.21 per diluted share, compared to $5.4 million, or $0.18 per diluted share last year.
Thirty-Nine Weeks Ended November 2, 2019 Compared to Thirty-Nine Weeks Ended November 3, 2018
Net Sales
Net sales were $446.8 million, an increase of $19.0 million or 4.4%, compared to $427.9 million last year. E-commerce net sales increased 16.4% and represented approximately 14.6% of total net sales compared to an increase of 9.2% and a 13.1% share of total net sales last year. Comparable store net sales in physical stores decreased 0.2% and represented approximately 85.4% of total net sales, compared to an increase of 2.2% and a 86.9% share of total net sales last year.
Gross Profit
Gross profit was $134.6 million, an increase of $5.8 million or 4.5%, compared to $128.7 million last year. Gross margin was 30.1% in both years. Product margins improved by 10 basis points as a percentage of net sales. Buying, distribution and occupancy costs as a whole deleveraged by 10 basis points, primarily due to increased e-commerce shipping costs.
Selling, General and Administrative Expenses
SG&A expenses were $114.6 million, or 25.7% of net sales, compared to $108.2 million, or 25.3% of net sales, last year. The components of the SG&A increase, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.5%	$2.8	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
—%	2.3	Increase in store payroll due to minimum wage and store count increases.
0.3%	1.5	Favorable resolution of a legal matter last year, resulting in a $1.5 million reduction in legal reserves recorded in the second quarter of fiscal 2018.
0.3%	1.2	Increase in temporary labor expenses.
(0.3)%	(1.2)	Decrease in bonus expenses.
(0.2)%	(0.7)	Decrease due to last year expenses including our secondary offering completed in early September 2018.
(0.2)%	0.5	Net change in all other SG&A expenses.
0.4%	$6.4	Total
Operating Income
Operating income was $20.0 million, or 4.5% of net sales, compared to $20.5 million, or 4.8% of net sales, last year. Of the $0.5 million reduction in operating income, approximately $0.7 million is attributable to the severance and other merchandising leadership transition costs noted above under "Third Quarter (13 Weeks) Ended November 2, 2019 Compared to Third Quarter (13 Weeks) Ended November 3, 2018 - Gross Profit" incurred in this year's third quarter, and approximately $0.7 million is attributable to the net impact of the legal matter credit and secondary offering expenses each noted above under "Selling, General and Administrative Expenses" from last year.

Income Tax Expense
Income tax expense was $5.9 million, or 26.6% of income before taxes, compared to $5.7 million, or 26.1% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity.

Net Income and Income Per Diluted Share
Net income was $16.3 million, or $0.55 per diluted share, in both years. Included in this year's net income is the net after-tax impact of the severance and other merchandising leadership transition costs of approximately $0.5 million noted above under "Third Quarter (13 Weeks) Ended November 2, 2019 Compared to Third Quarter (13 Weeks) Ended November 3, 2018 - Gross Profit". Included in last year's net income is approximately $0.4 million attributable to the net after-tax impacts of the legal matter credit and secondary offering expenses each noted above under "Selling, General and Administrative Expenses".

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
Working capital at November 2, 2019, was $88.5 million compared to $119.9 million at February 2, 2019, a decrease of $31.4 million. The changes in our working capital during the first three quarters of fiscal 2019 were as follows:

$ millions	Description
$119.9	Working capital at February 2, 2019
(49.0)	Decrease in working capital primarily due to the balance sheet implementation impacts of the adoption of ASC 842, Leases
17.6	Net increase from changes in all other current assets and liabilities
$88.5	Working capital at November 2, 2019
Cash Flow Analysis
A summary of operating, investing and financing activities for the first thirty-nine weeks of fiscal 2019 compared to the first thirty-nine weeks of fiscal 2018 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$24,504	$19,279
Net cash provided by (used in) investing activities	4,058	(22,158)
Net cash used in financing activities	(29,126)	(25,572)
Net decrease in cash and cash equivalents	$(564)	$(28,451)
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $24.5 million this year compared to $19.3 million last year. The $5.2 million increase in cash provided by operating activities was primarily due to lower inventory.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $4.1 million this year compared to net cash used in investing activities of $22.2 million last year. Net cash provided by investing activities in the first three quarters of fiscal 2019 consisted of proceeds from the maturities of marketable securities of $111.5 million, partially offset by purchases of marketable securities of $96.8 million and capital expenditures totaling $10.6 million. Net cash used in investing activities during the first three quarters of fiscal 2018 consisted of purchases of marketable securities of $116.4 million and capital expenditures totaling $10.4 million, partially offset by proceeds from the maturities of marketable securities of $104.7 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.

Net cash used in financing activities was $29.1 million this year compared to $25.6 million last year. Financing activities in the first three quarters of fiscal 2019 consisted of dividends paid of $29.5 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $0.4 million in proceeds from stock option exercises. Financing activities in the first three quarters of fiscal 2018 consisted of dividends paid of $29.1 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $3.6 million in proceeds from stock option exercises.
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
In August 2019, we entered into an amendment to increase the standby letter of credit from $1.1 million to $1.3 million. The standby letter of credit was established for security against insurance claims, as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
As of November 2, 2019, we were in compliance with all of our covenants and had no outstanding borrowings under the revolving credit facility.
Contractual Obligations
As of November 2, 2019, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 2, 2019, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 2, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC.  In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws.  The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs.  In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses.  In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (“PAGA”) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws.  We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company.  In June 2018, the plaintiff's class action complaint was dismissed.  The parties have agreed to participate in a mediation with respect to the PAGA claim in March 2020.  The court has not yet issued a trial date.  We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405.  In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws.  The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees.  In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint.  Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based.  In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice.  In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal.  In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017.  In May 2018, the plaintiff filed her reply appellate brief.  Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision.  In May 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings.  In July 2019, we filed an answer to the first amended complaint, denying all claims and asserting various defenses.  The parties are currently engaged in discovery.  We have defended this case vigorously, and will continue to do so.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#	Offer Letter Dated September 11, 2019, for Tricia D. Smith (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 30, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

#	Management contract or compensatory plan.

*	Filed herewith

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 10, 2019
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 10, 2019
/s/ Michael Henry
Michael Henry
Chief Financial Officer
(Principal Financial Officer)