Form 10-K
period 2020-02-01
TILLY'S, INC.
filed 2020-04-01
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35535

TILLY’S, INC. (Exact name of registrant as specified in its charter)

Delaware	45-2164791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Whatney, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(949) 609-5599
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	TLYS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of August 3, 2019, the last business day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $170,712,605 based on the closing price of the registrant's common stock of $7.86 per share at August 2, 2019.

As of March 27, 2020, the registrant had 22,362,633 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,366,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 10, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
As of the date of filing of this Annual Report on Form 10-K (this “Report”), there are many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide social, political, and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of the operations of Tilly’s, Inc. (the “Company, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, store traffic, production capabilities, timing of deliveries, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, including the following:

•
On March 18, 2020, we temporarily closed all 239 of our stores across the United States. In addition, we have closed the distribution center that serves our stores and are not currently accepting shipments from vendors for our stores. We expect that our stores will remain closed to the public for an undetermined period of time, and until permitted by federal, state and local instructions to reopen;

•
On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum;

•
On March 27, 2020, we furloughed all non-management store associates, a significant majority of our stores' distribution center staff, and a portion of our corporate office staff, and may elect to take further actions with respect to our employees in the future;

•	We identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary;

•
Although our website and e-commerce distribution center currently continue to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and

•	We are discouraging employee attendance at industry events and in-person work-related meetings, and have encouraged all employees able to work remotely to do so.
In addition to the foregoing actions by the Company, members of management and the Board of Directors have taken the following actions, which we expect will remain in place at least until the Company's stores reopen, or conditions improve:

•	Hezy Shaked, Executive Chairman and Chief Strategy Officer, has elected to forgo his salary;

•
Ed Thomas, President and Chief Executive Officer, has elected to forgo his salary for the month of April 2020, and thereafter will join the Company's management team in taking a temporary reduction in salary;

•	Each of the other members of the Company's management team elected to take a significant temporary reduction in salary based on a graduated scale according to annual salary, effective immediately; and

•	The members of our Board of Directors unanimously elected to forgo their respective quarterly cash retainer fees for their service on our Board.
Each of the remedial measures taken by the Company has had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on how the COVID-19 pandemic and its impacts to continue to develop, which are highly uncertain and cannot be predicted at this time.
In light of these uncertainties, for purposes of this Report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this Report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impacts of the COVID-19 pandemic, including its impacts on us, our operations, or our future financial or operational results;

•	our ability to successfully open new stores and profitably operate our existing stores;

•	our ability to attract customers to our e-commerce website;

•	our ability to efficiently utilize our e-commerce fulfillment center;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to establish, maintain and enhance a strong brand image;

•	generating adequate cash from our existing stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition both in stores and online;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	our ability to compete in social media marketing platforms;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to increase comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	epidemics, pandemics, acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	continuing costs incurred as a result of being a public company.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.
See “Risk Factors” for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Report and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.
We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. Our stores and website are designed to be a seamless extension of our teen and young adult consumers' lifestyles in a stimulating environment. Tillys is headquartered in Irvine, California and we operated 240 stores, in 33 states as of February 1, 2020. Our stores are located in a variety of retail centers, including malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature substantially the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. We believe our success across a variety of real estate venues and geographies in the United States demonstrates Tillys' portability. Our goal is to serve as a destination for the most relevant merchandise and brands important to our customers.
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
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2019" refers to the fiscal year ended February 1, 2020; "fiscal 2018" refers to the fiscal year ended February 2, 2019; and "fiscal 2017" refers to the fiscal year ended February 3, 2018.
Our Strengths
We believe that the following strengths contribute to our success and distinguish us from our competitors:

•
Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of lifestyle and emerging third-party brands, as well as proprietary brands. Our merchandise includes a wide assortment of relevant brands, styles, colors, sizes, and price points to ensure our customers have a variety of choices every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys, and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers.

•
Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and offer several trends simultaneously, offer a greater range of price points, and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands and new merchandise from established brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website.

•
Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in a variety of retail centers and geographies. We operate stores in malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations across 87 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.

•
Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We distribute catalogs and postcards to potential and existing customers to familiarize them with the Tillys brand, our products, and to drive traffic to our stores and website. We offer an integrated digital platform between our online and mobile applications for our customers to shop how and when they like, and to drive further connection with them. We partner and collaborate with our vendors on exclusive, compelling in-store events and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and our customers' active lifestyle. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. We also look to partner with social media stars and influencers to drive brand awareness. In addition, we have a customer loyalty program to further engage with our customers, reward our most loyal customers, and gain customer insights. All of these programs are complemented by digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. Also, through our “We Care Program”, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.

•
Systems and distribution/fulfillment infrastructure to support growth. We have previously made investments in distribution, fulfillment and allocation infrastructure that we believe are adequate to support continued growth for a number of years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support significant growth in our stores and e-commerce platform with minimal incremental capital investment.

•
Experienced management team. Our senior management team, led by Hezy Shaked and Edmond Thomas, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Chief Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture. Mr. Thomas, our President and Chief Executive Officer, has over 30 years of retail industry experience.

Growth Strategy
Subject to our ongoing evaluation of the COVID-19 pandemic and its impacts on our business (as further described elsewhere in this Report), we are pursuing several strategies to drive long-term sales and profitability, including:

•
Drive Comparable Store Sales. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. We continue to enhance our existing loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.

•
Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases will permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, upgraded e-commerce platform, and in-store point-of-sale system. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.

•
Continue Growing E-Commerce. Our e-commerce net sales represented approximately 16% of our total net sales for fiscal 2019. We believe that significant growth opportunities exist for our e-commerce business. We believe our e-commerce platform is an extension of our brand and retail stores, and we seek to maintain an extensive selection of our newest and best merchandise assortments online, providing our customers with a seamless shopping experience. Our e-commerce platform allows us to reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In recent years, we have invested in a new point-of-sale system in stores, an upgraded e-commerce website platform, and a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center and allowing customers to place orders online for in-store pickup. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement. Key factors we expect to drive growth include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to expand marketing efforts and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.

•
Improve Inventory Management. We believe we can improve our operating results through improved micro-merchandising based on specific store and online characteristics. We regularly update individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates online versus stores to identify opportunities for inventory efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can continue to improve our net sales results.

•
Develop Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We continue to further enhance our omni-channel capabilities by seeking to offer same-day delivery from select stores and a ship-to-store ordering option for our e-commerce customers. We believe these omni-channel capabilities will drive additional traffic to our stores and increase sales opportunities with customers who come to the store to pick up their online orders.

•
Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We have remodeled or refreshed approximately 90% of our stores in recent years, and intend to continue to do so in the future to keep the shopping experience associated with the Tillys brand updated and compelling for our customers.

•
Real Estate Opportunities. With 240 total stores at the end of fiscal 2019, including one RSQ-branded pop-up store, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. While we cannot anticipate the approximate number of new, full-size stores we intend to open in fiscal 2020 in light of the COVID-19 pandemic, we intend to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, and clustering stores within key markets to build brand awareness. Additionally, we continue to evaluate opportunities to expand RSQ-branded stores to improve the brand awareness of both Tillys and our proprietary RSQ brand. With regard to existing stores, we have approximately 45 lease decisions to make during fiscal 2020, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if acceptable levels of profitability cannot be obtained through occupancy negotiations with landlords, particularly in light of the pending COVID-19 pandemic.

Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear and accessories that best represent their active, outdoor and social lifestyle. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points, and manage our inventories more dynamically. We offer a balanced mix of merchandise for young men, young women, boys and girls across the apparel, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, ear buds, handbags, watches, jewelry, and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 75%, 75% and 74% of our total net sales in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019, Vans and our proprietary RSQ brand each accounted for approximately 10% of our total net sales. No other single third-party brand was greater than 5% of our total net sales in fiscal 2019.

Selected third-party brands (in alphabetical order) include:
adidas            BDG            Billabong            Brixton
Champion        Converse        Diamond Supply            Dickies
Ethika            Free People        G-Shock                Herschel Supply Co.
HUF            Hurley            Hydro Flask            Jansport
Levi's            Neff            Nike SB                O'Neill
Obey            Primitive        RayBan                Riot Society
Rip Curl            Roxy            RVCA                Salty Crew
Santa Cruz        Spy            Stance                The North Face
Vans            Volcom

We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 25%, 25% and 26% of our total net sales in fiscal 2019, 2018 and 2017, respectively.

Examples of our proprietary brands include:

Brand	Category
Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel and accessories brand for young men and boys

Apparel, beauty and fragrance brand for young women

Apparel for young women

Apparel for girls

Apparel for young women

Apparel for young men

Fragrance brand for young men

Apparel and accessories for young women
We believe that our extensive selection of merchandise, from established and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our store image as a destination that carries the most sought-after apparel, footwear and accessories.
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

To ensure a relevant assortment, our teams:

•	perform comprehensive analysis of sales trends for both stores and e-commerce;

•	constantly seek out new emerging brands, while maintaining close partnerships with existing brands;

•	utilize trend and color forecasting services;

•	attend trade shows and youth culture events;

•	conduct store visits to gather feedback from our customers and staff; and

•	maintain market and consumer insight through shopping trends of leading retailers, direct competitors and relevant social media influencers.
We have developed and maintain strong and, in many cases, long-standing relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tillys brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. This, in addition to our customer connectivity, facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer proven fashion items that provide a broader demographic appeal. We work with numerous vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product. By sourcing merchandise for our proprietary brands both domestically and internationally, we have the flexibility to benefit from shorter lead times associated with domestic manufacturing and lower costs associated with international manufacturing.
Planning and Allocation
We have developed inventory planning and allocation processes to support our merchandising strategies. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation processes. Our planning and allocation team continually analyzes inventory levels and sell-through data to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs because we ship merchandise to our stores multiple times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.
Stores
As of February 1, 2020, we operated 240 stores in 33 states averaging approximately 7,400 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $2.2 million per store, or $301 per square foot, in fiscal 2019.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2019	2018	2017
Regional Mall	139	131	119
Off-Mall (1)	86	83	85
Outlet	15	15	15
	240	229	219

(1)	Includes lifestyle centers, power centers, community centers, street-front locations.

The table below shows the total number of stores by state as of February 1, 2020:

State	Number of Stores	State	Number of Stores
Arizona	19	New Jersey	7
California	98	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	3
Illinois	7	Oregon	2
Indiana	5	Pennsylvania	4
Kansas	2	Rhode Island	1
Maryland	1	South Dakota	1
Massachusetts	4	Tennessee	3
Michigan	3	Texas	16
Minnesota	2	Utah	4
Missouri	2	Virginia	3
Nebraska	1	Washington	4
New Hampshire	2	Wisconsin	3
Nevada	6
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, outdoor and social lifestyle. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multi-tasking lifestyles. We do this by blending the most relevant brands and styles with music videos, product-related visuals, and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating excitement for our brand.
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2015	15	3	224
2016	3	4	223
2017	2	6	219
2018	16	6	229
2019	14	3	240
	50	22
While we cannot anticipate the approximate number of new, full-size stores we intend to open in fiscal 2020 in light of the COVID-19 pandemic, we intend to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, clustering to build brand awareness. Additionally, we continue to evaluate opportunities to expand RSQ-branded stores to improve the brand awareness of both Tillys and our proprietary RSQ brand. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We may also close a limited number of stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.

Store Management, Culture and Training
We believe that a key to our success is our ability to attract, train, retain and motivate qualified employees at all levels of our organization. Each of our stores typically operates with a three to five member store management team. In addition, each store typically has 10 or more full time equivalent store associates who reflect our customers' lifestyles and promote the Tillys brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.
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
E-Commerce
Our e-commerce platform generated total net sales of $98 million during fiscal 2019, or 15.9% of our total net sales. We believe our digital platform is an extension of our brand and retail stores and we seek to maintain an extensive selection of our newest and best merchandise assortments online at any point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states even though we have brick-and-mortar stores in only 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides substantially the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online, including our catalog, postcards, marketing materials in our retail stores, search engine marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:

•
Loyalty Program. During fiscal 2019, we launched an improved and re-branded customer loyalty program that includes the ability for customers to redeem their awards instantly rather than build up to an award over time and we also extended the expiration period for our loyalty awards from 45 days to 365 days. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. This program offers more frequent and compelling rewards to our most loyal customers than our previous program. We plan to further enhance this program during fiscal 2020.

•
Email Marketing. We utilize email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings.

•
Catalog and Postcards. We view our print-format catalog and postcards and our digital-format catalog primarily as sales and marketing tools to drive online and store traffic from both existing and new customers. We also believe our marketing materials reinforce the Tillys brand and showcase our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. We send these marketing materials, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.

•
Social Media. We believe our core customers rely heavily on the opinions of their peers, often expressed through social media. Therefore, we use our website blog as well as a variety of social media platforms as a viral marketing platform to communicate directly with our customers while also allowing customers to interact with one another and provide feedback on our in-store events and products. We also partner with social media stars and influencers from time to time to drive brand awareness.

•
Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, giveaways, shopping sprees and VIP trips. We organize a variety of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic way.

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
We also operate a dedicated e-commerce fulfillment center in Irvine, California to handle all e-commerce orders in a highly automated environment that leverages material handling equipment, automated systems and other technologies consistent with our current distribution facility. This infrastructure supports our e-commerce growth initiatives.
We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers. We use our own fleet of trucks to transport merchandise to our Southern California stores and third-party distributors to transport merchandise to stores outside of our local area.
We believe our distribution and fulfillment infrastructure can support future growth of our e-commerce platform and additional stores with minimal incremental capital investment.
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
We have recently implemented new point-of-sale, order management, and customer relationship management systems through an end-to-end, cloud-based suite of technology additions, which included a re-platforming of our e-commerce website to a cloud-based, more cost-effective solution. We believe that these enhancements have improved customer engagement, increased sales opportunities, enhanced our real-time inventory visibility and order management, facilitated seamless omni-channel execution integrated across mobile devices and stores, and allowed for effective customer relations management capabilities. We plan to further upgrade our mobile application during fiscal 2020.
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, The Buckle, Forever 21, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands and direct marketers that sell similar lines of merchandise and that target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.

Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete favorably with many of our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. For more details, see Item 1A. “Risk Factors—Risks Related to Our Business. We face intense competition in our industry and we may not be able to compete effectively.”
Trademarks
“Ambitious”, “Blue Crown”, “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, “Infamous”, “RSQ”, “#RSQME”,“Tilly's”, “Vindicated”, “Destined”,“Tilly’s Clothing & Shoes”, ”Full Tilt Swim”, “Girl in Motion”, “The Tilly’s Hookup”, “Vaporize”, “Ivy + Main”, “Sky and Sparrow”, “West of Melrose”, and “White Fawn” and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of February 1, 2020, we employed approximately 1,400 full-time and approximately 4,300 part-time employees, of which approximately 400 were employed at our corporate office and distribution facility and approximately 5,300 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2019, varied between approximately 5,300 and 7,800 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Seasonality
Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience fluctuations in our revenues and net income. Net revenues are typically smallest in the first quarter and largest during the fourth quarter of a given fiscal year. Our net sales fluctuate significantly in relation to various holidays and other peak shopping periods, including but not limited to the Thanksgiving and year-end holiday season, the back-to-school season, spring break periods, and other holidays. If, for any reason, our revenues were below seasonal norms or expectations during these quarters, particularly during peak selling periods, our annual results of operations could be adversely affected. The level of our working capital reflects the seasonality of our business. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in anticipation of the increased revenues during these periods.
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
The COVID-19 pandemic has materially disrupted our operations and is expected to continue to have an adverse effect on our business.
There are many uncertainties regarding the current COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it may cause. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, store traffic, production capabilities, timing of deliveries, our people, which have materially disrupted our operations and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. We cannot predict the specific extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations (including our near-term and long-term revenues, earnings, liquidity and cash flows), as such impacts will depend on how the COVID-19 pandemic and its impacts continue to develop, which are highly uncertain and cannot be predicted at this time. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, including the following:

•
On March 18, 2020, we temporarily closed all 239 of our stores across the United States. In addition, we have closed the distribution center that serves our stores and are not currently accepting shipments from vendors for our stores. We expect that our stores will remain closed to the public for an undetermined period of time, and until permitted by federal, state and local instructions to reopen;

•
On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum;

•
On March 27, 2020, we furloughed all non-management store associates, a significant majority of our stores' distribution center staff, and a portion of our corporate office staff, and may elect to take further actions with respect to our employees in the future;

•	We identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary;

•
Although our website and e-commerce distribution center currently continue to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and

•	We are discouraging employee attendance at industry events and in-person work-related meetings, and have encouraged all employees able to work remotely to do so.
In addition to the foregoing actions by the Company, members of management and the Board of Directors have taken the following actions, which we expect will remain in place at least until the Company's stores reopen, or conditions improve:

•	Hezy Shaked, Executive Chairman and Chief Strategy Officer, has elected to forgo his salary;

•
Ed Thomas, President and Chief Executive Officer, has elected to forgo his salary for the month of April 2020, and thereafter will join the Company's management team in taking a temporary reduction in salary;

•	Each of the other members of the Company's management team elected to take a significant temporary reduction in salary based on a graduated scale according to annual salary, effective immediately; and

•	The members of our Board of Directors unanimously elected to forgo their respective quarterly cash retainer fees for their service on our Board.
Each of these remedial measures taken by the Company has had, and we expect will continue to have, material negative impacts on our current business, financial condition and results of operations, and may create additional risks for our Company.

While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. Any future actions we take in response to the COVID-19 pandemic could further negatively impact our business, financial condition and results of operations.
Our sales could be severely impacted by decreases in consumer spending.
We depend upon consumers feeling confident to spend discretionary income on our product offering to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, including the current COVID-19 pandemic, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We have already seen significant decreases in consumer spending as a result of COVID-19, particularly in our industry, and such trends may continue. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.
We are required to make significant lease payments for our store leases, corporate offices, warehouses and distribution and e-commerce fulfillment centers, which may strain our cash flow. In addition, in light of the COVID-19 pandemic, we may need to take certain actions with respect to some or all of our existing leases to preserve our cash position during the COVID-19 pandemic, which may create legal and financial risk for us.
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
We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available revolving credit facility or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business. As described elsewhere in this Report, the COVID-19 pandemic, including the temporarily closure if all 239 of our stores across the United States, has materially negatively impacted our cash flows from operations, and so has placed further pressure on our ability to service our operating lease expenses. Also as described elsewhere in this Report, in response to the COVID-19 pandemic, on March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder.
In addition, as further described elsewhere in this Report, in light of our store closures, the closures of many of the retail centers in which we operate, and federal, state and local instructions resulting from the COVID-19 pandemic, we may need to take certain actions with respect to some or all of our existing leases during the COVID-19 pandemic, which may include such actions as negotiating with landlords for rent abatement, terminating certain leases, or discontinuing payment, which may subject us to legal, reputational and financial risks. We can provide no assurances that any forbearance of our lease obligations will be provided to us, nor that, following the COVID-19 pandemic, we will be able to recommence our store operations on the current terms of our existing leases, or at all.
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
We maintain a credit facility with Wells Fargo Bank, National Association. The credit facility contains customary affirmative and negative covenants, including limitations on indebtedness; limitations on consolidations, mergers and sales of assets; and limitations on transactions with affiliates. The credit facility also contains financial covenants setting forth requirements for certain levels of liquidity and profitability. These limitations and covenants may restrict our ability to respond to changing business and economic conditions, including as a result of the COVID-19 pandemic, and may therefore have a material adverse effect on our business. As described elsewhere in this Report, in response to the COVID-19 pandemic, on March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum. If we are unable to meet these limitations and covenants, including as a result of the COVID-19 pandemic and our responses thereto, including the temporary closure of all of our stores, we may be in default under the credit facility, which could accelerate the payment of any amounts then due, and limit our ability to incur future borrowings under the credit facility, either of which could have a material adverse effect on our business. Furthermore, the current market volatility and economic downturn as a result of the COVID-19 pandemic may adversely impact the rates at which we are able to borrow and our ability to borrow under the credit facility in the future, or pursuant to other available sources. In addition, in light of the impacts to our ability to generate cash from operations during the COVID-19 pandemic, our results may be further negatively impacted by our payment obligations (including interest) with respect to our outstanding borrowings under our revolving credit facility.
We face intense competition in our industry and we may not be able to compete effectively.
The retail industry is highly competitive. We currently compete with a variety of publicly-traded and privately-held specialty apparel retail chains such as, but not limited to, Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, The Buckle, Forever 21, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
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
We may experience comparable store sales or sales per square foot declines, which may cause our results of operations to decline.
The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of our profitability growth. Our comparable store sales can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, continued declines in mall and retail foot traffic, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to decline or fail to grow at expected rates, which could adversely affect our results of operations and stock price during such periods.
Our business depends upon identifying and responding to changing customer fashion preferences and fashion-related trends. If we cannot identify trends in advance or we select the wrong fashion trends, our sales could be adversely affected.
Fashion trends in the apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends or misjudge the market for a trend, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
Our continued growth depends upon our ability to successfully open profitable new stores and improve the performance of our existing stores, which is subject to a variety of risks and uncertainties.
We have grown our store count and improved the profitability of our existing stores in recent years. However, there can be no assurance that we will continue to be able to open new stores that are profitable or to continue to improve the performance of our existing stores sufficiently to continue to improve our profitability.
Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:

•	identifying suitable store locations, the availability of which is beyond our control;

•	obtaining acceptable lease terms;

•	sourcing sufficient levels of inventory;

•	selecting the appropriate merchandise that appeals to our customers;

•	hiring and retaining store employees;

•	assimilating new store employees into our corporate culture;

•	effectively marketing new store locations;

•	avoiding construction delays and cost overruns in connection with the build-out of new stores;

•	managing and expanding our infrastructure to accommodate growth;

•	integrating the new stores with our existing buying, distribution and other support operations; and

•	pandemics or other outbreaks of illness, disease or virus (such as COVID-19) that affect countries or regions in which our stores are located.
Additionally, some of our new stores may open in locations close enough to our existing stores that a segment of customers will stop shopping at our existing locations and prefer to shop at the new locations, and therefore sales and profitability at those existing stores may decline. Any failure to continue to open profitable new stores or improve the performance of existing stores could have a material adverse effect on our financial condition, results of operations, and stock price.
Our continued growth depends upon our ability to continue to grow our e-commerce business and improve its profitability, which is subject to a variety of risks and uncertainties.
We sell merchandise over the internet through our e-commerce website, www.tillys.com. In fiscal 2019, e-commerce generated nearly $98 million in total net sales, or approximately 15.9% of our total net sales for the year. The e-commerce retail market continues to rapidly evolve, creating new competition and increasing cost pressures from shipping charges and online marketing costs. As a result, there can be no guarantee that we will be able to continue to grow our e-commerce net sales or to improve the profitability of our e-commerce operations. Our e-commerce platform and its continued growth subjects us to certain risks that could have an adverse effect on our results of operations, including:

•	diversion of traffic from our stores;

•	liability for online content;

•	government regulation impacting the Internet; and

•	risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, system errors or failures, or similar disruptions.
Our failure to address and respond to these risks successfully could reduce e-commerce net sales, increase costs and damage the reputation of our brand. Any failure to continue to grow e-commerce net sales or improve the profitability of e-commerce operations could have a material adverse impact on our financial condition, results of operations, and stock price.
We may not be able to implement our business strategies on the timelines we anticipate, in a cost-effective manner, or at all.
At any point in time, we are in the process of implementing new merchandising strategies, customer-facing technology enhancements, new systems or upgrades to existing systems, and cost reduction or containment plans. The implementation of these strategies or plans may not be completed or achieve the anticipated results within the expected timeframe, which may result in declines in net sales or unanticipated cost increases. Even if implemented, we cannot assure that our strategies or plans will be successful to meet our current and future business needs or that they will operate as designed. If the implementation of our business strategies and plans are not executed efficiently and effectively, our business, financial condition, and our operating results could be adversely affected.
Our ability to attract customers to our stores depends significantly on the success of the retail centers where our stores are located.
We have historically depended on the location of our stores to generate a large amount of traffic for our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. Over the last few years, the retail industry has experienced continued declines in consumer traffic to retail centers as consumer purchasing behaviors have shifted toward online purchases and this trend may continue in the future. Additionally, in response to the COVID-19 pandemic, we have experienced mandatory and elective temporary closures of certain retail centers in which our stores are located (in addition to our own election to temporarily close all of our stores, as further described elsewhere in this Report). In addition, prior to such closures, we experienced significant declines in traffic to our stores as consumer purchasing behaviors shifted toward online purchases, and we may experience similar further declines in the future when our stores reopen. A continuing reduction in traffic to retail centers may likely lead to a decrease in our net sales and results of operations, which could have a material adverse effect on our financial condition, results of operations and stock price.
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
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. Additionally, in connection with the COVID-19 pandemic, we have been notified of delays in certain new product receipts in the March through June period, and may receive similar notices in the future if the COVID-19 pandemic continues. Further, if we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.

If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution and e-commerce fulfillment centers, or our corporate offices, our business could be adversely affected.
Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary at requisite cost, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary personnel to staff our distribution and fulfillment centers, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. In addition, as described elsewhere in this Report, we have furloughed certain of our employees in response to the store closures due to the COVID-19 pandemic, which may create additional challenges in attracting and retaining quality employees in the future. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, particularly during the COVID-19 pandemic, which may strain our existing personnel or increase costs, and negatively impact our operations.
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
Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, including as a result of the COVID-19 pandemic which we have been informed has already had a material adverse impact on the operations of our suppliers and the manufacturers with whom they work. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts (including as a result of the COVID-19 pandemic) could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.
Our corporate headquarters, distribution and e-commerce fulfillment centers and information technology systems are in Irvine, California, and if their operations are disrupted, we may not be able to operate our store support functions, ship merchandise to our stores, or fulfill e-commerce orders, which would adversely affect our business.
Our corporate headquarters, distribution center and information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the COVID-19 pandemic, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. As discussed previously in this Report, we have already discontinued the operations of the distribution center for our stores, and have implemented other precautions in light of the COVID-19 pandemic that have materially disrupted our operations in Irvine, California, and elsewhere. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
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
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, apparel, footwear and accessory safety standards, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. For example, we are currently engaged in several legal proceedings as it relates to California's wage and hour laws. In addition, as described elsewhere in this Report, the COVID-19 pandemic, and our responses thereto, may subject us to further litigation, including with respect to employment matters, contract disputes, and other matters. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
If our vendors and manufacturing sources fail to use acceptable labor or other practices our reputation may be harmed, which could negatively impact our business.
We purchase merchandise from independent third-party vendors and manufacturers. If any of these suppliers have practices that are not legal or accepted in the United States, consumers may develop a negative view of us, our brand image could be damaged, and we could become the subject of boycotts by our customers and/or interest groups. Further, if the suppliers violate labor or other laws of their own country, these violations could cause disruptions or delays in their shipments of merchandise. For example, much of our merchandise is manufactured in China and Mexico, which have different labor practices than the United States. We do not independently investigate whether our suppliers are operating in compliance with all applicable laws and therefore we rely upon the suppliers’ representations set forth in our purchase orders and vendor agreements concerning the suppliers’ compliance with such laws. If our goods are manufactured using illegal or unacceptable labor practices in these countries, or other countries from which our suppliers source the product we purchase, our ability to supply merchandise for our stores without interruption, our brand image and, consequently, our sales may be adversely affected.
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
We rely on third parties to ship our merchandise from our distribution center in Irvine, California to our stores located across the United States, as well as to ship e-commerce sales packages directly to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to meet our shipping demands (including as a result of the COVID-19 pandemic which we have been informed has already disrupted the operations of many of our third-party service providers). If we are forced to use other delivery services, our costs could increase, and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain delivery terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.
We rely on print and online marketing services.
We use the U.S. Postal Service to mail printed marketing materials several times each year to inform our customers about our products, acquire new customers, drive customers into our stores, and promote our website and stores.  As a result, postal rates and paper and printing costs affect the cost of our mailings.  We also use third-party online services to market our website and stores and to distribute promotions to attract new customers and encourage existing customers to purchase from us. Any significant or unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, increases in paper and printing costs, increases in the cost of our online marketing services or any service interruption or failure on the part of such service providers could impair our ability to deliver printed marketing materials or our online marketing in a timely or economically efficient manner.  This could also adversely impact our sales and earnings if we are unable to pass such increases on to our customers or are unable to implement more efficient printing, mailing, delivery and order fulfillment systems or, in the case of our online marketing, to find alternative providers in a timely manner and on terms that are not significantly more costly to us.
If our information technology fails to operate or are unable to support our growth, our operations could be disrupted.
We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our e-commerce platform and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate (including as a result of the COVID-19 pandemic) or are unable to support our growth, our store operations and e-commerce platform could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure.
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
For example, on June 28, 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which grants California residents certain rights with respect to their personal information. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States. The law may also impose burdensome retention and compliance obligations on publishers and advertising technology companies. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law took effect on January 1, 2020.

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
Database privacy, network security and identity theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system disruptions, cause shutdowns and misappropriate our confidential information or that of third parties, including our employees and customers. We may incur significant costs related to prevention of breaches of our cyber-security and to comply with laws regarding the unauthorized disclosure of confidential information, including customer payment information, and we could incur significant expenses addressing problems created by security breaches to our network. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions. We must, and do, take precautions to secure customer information and prevent unauthorized access to our database of confidential information. However, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations, including potentially unintentionally sharing personal information retained by us. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
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
Epidemics, pandemics, war, terrorism, civil unrest or other public disruptions could negatively affect our business.
All of our stores are located in public areas where large numbers of people typically gather. Epidemics or pandemics, including COVID-19, terrorist attacks or threats thereof, civil unrest, and/or acts or threats of violence involving public areas could cause people not to visit areas where our stores are located, including with respect to the current mandatory and elective closures as a result of the COVID-19 pandemic. These and other potential impacts of pandemics or other outbreaks of an illness, disease or virus could therefore adversely affect our results of operations and financial condition. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower traffic due to security concerns, could result in decreased sales.
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
We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, health and safety, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee health care, hours, wages, job classification and benefits could significantly increase operating costs and adversely impact our results of operations. In addition, in response to the COVID-19 pandemic, many state and local governments have enacted, and continue to enact, ordinances and laws temporarily limiting the operations of certain businesses, including with respect to aspects of our business and those of our vendors. Furthermore, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.
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
We primarily rely on cash flows generated from existing stores to fund our current operations and our growth plans. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business. In addition, as we expand our business, we will need significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, create new marketing and advertising initiatives, fund the expansion of our e-commerce business, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. As described elsewhere in this Report, in response to the COVID-19 pandemic, on March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants on us that restrict our operations or require interest payments that would create additional cash demands and financial risk for us.

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
We are subject to income taxes in federal and applicable state and local tax jurisdictions in the U.S. We record tax expense based on our estimates of current and future payments based on the income tax laws currently in effect. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the mix and level of earnings, or changes in tax laws in any relevant jurisdiction.
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
We have a small public float compared to other larger publicly-traded companies, which may result in price swings in our Class A common stock or make it difficult to acquire or dispose of our Class A common stock.
This small public float can result in large swings in our stock price with relatively low trading volume. In addition, a purchaser that seeks to acquire a significant number of shares may be unable to do so without increasing our common stock price, and conversely, a seller that seeks to dispose of a significant number of shares may experience a decreasing stock price.
The price of our Class A common stock has been, and may continue to be, volatile and may decline in value.
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
While we have paid special cash dividends in February of each of the last four years, there can be no assurance that we will pay dividends in the future, which may make our Class A common stock less desirable to investors and decrease its value.
We paid special cash dividends of $1.00 per share in February of each of 2020, 2019 and 2018, and $0.70 per share in February 2017 to all holders of record of issued and outstanding shares of our common stock. However, there can be no assurance that we will pay additional cash dividends on our common stock in the future. We currently intend to retain all of our earnings to finance our operations and growth, and do not anticipate paying any additional cash dividends on our common stock at this time. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease terminates on June 30, 2022.
We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021.
All of our 240 stores, encompassing a total of approximately 1.8 million total square feet as of February 1, 2020, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator on March 11, 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's in this matter. We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief. Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of our position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision.  Since then, the parties have been engaged in discovery.  On March 2, 2020, the plaintiff filed a motion for class certification.  The trial court has not yet set a deadline for us to file its opposition to the motion for class certification or a hearing of the motion.  We have defended this case vigorously, and will continue to do so.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of March 27, 2020, we had approximately seven stockholders of record, five of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended February 1, 2020 (the "2020 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended February 1, 2020 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on January 31, 2015 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.

Comparison of 5-Year Cumulative Total Return as of February 1, 2020
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index

Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended February 1, 2020.
Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated.
The selected consolidated statement of income data for the fiscal year ended February 1, 2020, February 2, 2019 and February 3, 2018 and selected balance sheet data as of February 1, 2020 and February 2, 2019 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected consolidated statement of income data for the fiscal years ended January 28, 2017 and January 30, 2016 and the selected consolidated balance sheet data as of February 3, 2018, January 28, 2017 and January 30, 2016 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales (2)	$619,300	$598,478	$576,899	$568,952	$550,991
Cost of goods sold (3)	432,592	417,582	401,529	400,493	383,745
Gross profit	186,708	180,896	175,370	168,459	167,246
Selling, general and administrative expenses	158,253	149,416	151,384	149,129	149,150
Operating income	28,455	31,480	23,986	19,330	18,096
Other income, net	2,901	2,313	1,223	418	52
Income before income taxes	31,356	33,793	25,209	19,748	18,148
Income tax expense	8,734	8,850	10,509	8,338	10,607
Net income	$22,622	$24,943	$14,700	$11,410	$7,541

Basic earnings per share of Class A and Class B common stock	$0.77	$0.85	$0.51	$0.40	$0.27
Diluted earnings per share of Class A and Class B common stock	$0.76	$0.84	$0.51	$0.40	$0.27

Cash dividends declared per share	$1.00	$1.00	$1.00	$0.70	$—

Weighted average basic shares outstanding	29,533	29,278	28,804	28,496	28,332
Weighted average diluted shares outstanding	29,788	29,768	29,074	28,529	28,402

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
Operating Data (unaudited):
Stores operating at beginning of period	229	219	223	224	212
Stores opened during the period	14	16	2	3	15
Stores closed during the period	3	6	6	4	3
Stores operating at end of period	240	229	219	223	224
Comparable store sales change (4)	0.8%	4.0%	1.0%	0.5%	1.2%
Total square feet at end of period (in thousands)	1,776	1,703	1,668	1,703	1,704
Average square footage per store at end of period	7,399	7,437	7,616	7,637	7,607
Average net sales per brick-and-mortar store (in thousands) (5)	$2,240	$2,263	$2,258	$2,188	$2,219
Average net store sales per square foot (5)	$301	$301	$296	$287	$290
Capital expenditures (in thousands)	$14,299	$14,923	$13,753	$17,047	$23,100

	As of
	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$139,917	$144,079	$135,952	$133,917	$100,952
Working capital (6)	63,598	119,882	107,423	129,819	110,965
Total assets (6)	546,640	293,168	290,111	290,506	270,751
Total capital lease obligation (7)	—	—	—	835	1,693
Stockholders’ equity	$159,901	$163,327	$160,425	$189,220	$173,213

(1)	The fiscal years ended February 1, 2020, February 2, 2019, January 28, 2017 and January 30, 2016 each included 52 weeks. The fiscal year ended February 3, 2018, included 53 weeks.

(2)
Net sales for fiscal years 2019 and 2018 reflect the adoption of the new revenue recognition standard. Net sales for prior fiscal years have not been restated and reflect the revenue recognition standard in effect for those periods.

(3)
Includes buying, distribution and occupancy costs. Fiscal 2019 occupancy costs reflect our adoption of Accounting Standards Update No. 2016-02, Leases, using the additional modified retrospective transition method. By electing this additional transition method, we were not required to recast our comparative financial statements by the new standard for fiscal 2018 and prior years. Refer to Note 2 "Accounting Standard Adopted in Fiscal 2019" in the notes to our consolidated financial statements for further information.

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

(6)
Working capital and total assets for fiscal year 2019 reflect the adoption of the new lease accounting standard. Working capital and total assets for prior fiscal years have not been restated and reflect the lease accounting standard in effect for those periods.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2019" or "fiscal 2019" refer to the fiscal year ended February 1, 2020, references to "fiscal year 2018" or "fiscal 2018" refer to the fiscal year ended February 2, 2019 and references to "fiscal year 2017” or "fiscal 2017” refer to the fiscal year ended February 3, 2018. Fiscal years 2019 and 2018 each consisted of a 52-week period. Fiscal year 2017 consisted of a 53-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2018 compared to fiscal 2017. See Item 7,“Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended February 2, 2019, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of February 1, 2020, we operated 240 stores in 33 states, comprised of 240 stores averaging approximately 7,400 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
The retail industry has experienced a general downward trend in customer traffic to physical stores for an extended period of time. Conversely, online shopping has generally increased and resulted in sustained online sales growth. We believe these market trends will likely continue. We will continue to focus our efforts on improving our existing stores, opening what we expect to be profitable new stores, and expanding our online/digital capabilities through omni-channel initiatives designed to provide a seamless shopping experience for our customers, whether in-store or online.
We opened 14 new stores, and closed three existing stores during fiscal 2019, increasing our year-end store count for fiscal 2019 to 239 full-size stores and one RSQ-branded pop-up store. We will continue to leverage existing stores and new target markets where we believe our brand recognition can be enhanced with new stores that are planned to drive additional improvement to our operating income. In fiscal 2020, in light of the COVID-19 pandemic, we cannot anticipate the approximate number of new full size stores we intend to open at this time, nor what total expected capital expenditures may be. We must also absorb certain additional minimum wage and shipping cost increases in fiscal 2020 which will increase our cost base and may not be able to be fully countered by sufficient net sales growth.
As described elsewhere in this Report, the COVID-19 pandemic has recently had far-reaching adverse impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, store traffic, production capabilities, timing of deliveries, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, including the following:

•
On March 18, 2020, we temporarily closed all 239 of our stores across the United States. In addition, we have closed the distribution center that serves our stores and are not currently accepting shipments from vendors for our stores. We expect that our stores will remain closed to the public for an undetermined period of time, and until permitted by federal, state and local instructions to reopen;

•
On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum;

•
On March 27, 2020, we furloughed all non-management store associates, a significant majority of our stores' distribution center staff, and a portion of our corporate office staff, and may elect to take further actions with respect to our employees in the future;

•	We identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary;

•
Although our website and e-commerce distribution center currently continue to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and

•	We are discouraging employee attendance at industry events and in-person work-related meetings, and have encouraged all employees able to work remotely to do so.
In addition to the foregoing actions by the Company, members of management and the Board of Directors have taken the following actions, which we expect will remain in place at least until the Company's stores reopen, or conditions improve:

•	Hezy Shaked, Executive Chairman and Chief Strategy Officer, has elected to forgo his salary;

•
Ed Thomas, President and Chief Executive Officer, has elected to forgo his salary for the month of April 2020, and thereafter will join the Company's management team in taking a temporary reduction in salary;

•	Each of the other members of the Company's management team elected to take a significant temporary reduction in salary based on a graduated scale according to annual salary, effective immediately; and

•	The members of our Board of Directors unanimously elected to forgo their respective quarterly cash retainer fees for their service on our Board.
Each of the remedial measures taken by the Company has had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for our Company. While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to make adjustments to our responses accordingly. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report), we believe that cash flows from operating activities, our cash and marketable securities on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the issuance of this Report. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. See also “Risk Factors.”
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Statements of Income Data:
Net sales	$619,300	$598,478	$576,899
Cost of goods sold	432,592	417,582	401,529
Gross profit	186,708	180,896	175,370
Selling, general and administrative expenses	158,253	149,416	151,384
Operating income	28,455	31,480	23,986
Other income, net	2,901	2,313	1,223
Income before income taxes	31,356	33,793	25,209
Income tax expense	8,734	8,850	10,509
Net income	$22,622	$24,943	$14,700
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.9%	69.8%	69.6%
Gross profit	30.1%	30.2%	30.4%
Selling, general and administrative expenses	25.6%	25.0%	26.2%
Operating income	4.6%	5.3%	4.2%
Other income, net	0.5%	0.4%	0.2%
Income before income taxes	5.1%	5.6%	4.4%
Income tax expense	1.4%	1.5%	1.8%
Net income	3.7%	4.2%	2.5%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Store Operating Data:
Stores operating at end of period	240	229	219
Comparable store sales change (1)	0.8%	4.0%	1.0%
Total square feet at end of period (in thousands)	1,776	1,703	1,668
Average net sales per brick-and-mortar store (in thousands) (2)	$2,240	$2,263	$2,258
Average net sales per square foot (2)	$301	$301	$296
E-commerce revenues (in thousands) (3)	$98,457	$89,625	$75,846
E-commerce revenues as a percentage of net sales	15.9%	15.0%	13.1%

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

Fiscal Year 2019 Compared to Fiscal Year 2018
Net Sales
Net sales were $619.3 million in fiscal 2019 compared to $598.5 million in fiscal 2018, an increase of $20.8 million, or 3.5%. The components of our net sales increase were as follows:

$ millions	Attributable to
$4.9	Increase in comparable store net sales of 0.8%
15.9	Increase in non-comparable store net sales, primarily due to opening 14 new stores during fiscal 2019
$20.8	Total
Our comparable store net sales, which includes e-commerce net sales, increased 0.8% during fiscal 2019 compared to an increase of 4.0% during fiscal 2018. E-commerce net sales increased 9.7% and represented approximately 15.9% of total net sales during fiscal 2019 compared to an increase of 21.7% and a 15% share of total net sales during fiscal 2018. Comparable store net sales in physical stores decreased 0.7% and represented approximately 84.1% of total net sales during fiscal 2019 compared to an increase of 1.4% and a 85% share of total net sales during fiscal 2018.
Gross Profit
Gross profit was $186.7 million in fiscal 2019 compared to $180.9 million in fiscal 2018, an increase of $5.8 million, or 3.2%, primarily due to the increase in net sales. Gross margin, or gross profit as a percentage of net sales, slightly decreased to 30.1% in fiscal 2019 from 30.2% in fiscal 2018. Product margins for fiscal 2019 were flat as compared to fiscal 2018. Occupancy costs deleveraged 10 basis points primarily due to opening 11 net new stores.
Selling, General and Administrative Expenses ("SG&A")
SG&A was $158.3 million in fiscal 2019 compared to $149.4 million in fiscal 2018. As a percentage of net sales, SG&A was 25.6% for fiscal 2019 and 25.0% for fiscal 2018. The components of the changes in SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.4%	$2.6	Increase in marketing spend, primarily related to e-commerce net sales growth
0.2%	3.7	Increase in store payroll and benefits, primarily due to minimum wage increases and store count growth
0.2%	1.5	Increase in temporary labor expenses
0.2%	1.5	Increase due to a credit received in fiscal 2018 as a result of the final settlement of a certain legal matter
0.1%	0.9	Higher workers compensation claims reserves
0.1%	0.9	Negotiated expense reductions to resolve certain vendor disputes in fiscal 2018 that were not recurring in fiscal 2019
(0.4)%	(2.4)	Decrease in corporate bonus provisions
(0.1)%	(0.7)	Expenses associated with our secondary offering in fiscal 2018
(0.1)%	0.8	Net change in all other SG&A expenses
0.6%	$8.8	Total
Operating Income
Operating income was $28.5 million in fiscal 2019 compared to $31.5 million for fiscal 2018, a decrease of $3.0 million, or 9.6%. As a percentage of net sales, operating income was 4.6% for fiscal 2019 compared to 5.3% for fiscal 2018. The $3.0 million decrease in operating income was primarily due to the net SG&A increase more than offsetting the gross profit increase noted above.
Income Tax Expense
Income taxes were $8.7 million for fiscal 2019 compared to $8.9 million for fiscal 2018. Our effective tax rates were 27.9% for fiscal 2019 and 26.2% for fiscal 2018. This year's income tax expense includes approximately $0.5 million of discrete items relating to the acceleration and expiration of certain employee stock options.

Net Income and Earnings Per Share
Net income was $22.6 million for fiscal 2019 compared to $24.9 million for fiscal 2018, a decrease of $2.3 million, or 9.3%. Diluted earnings per share were $0.76 for fiscal 2019 compared to $0.84 for fiscal 2018. Of the $0.08 decline in year-over-year earnings per diluted share, approximately $0.04 was attributable to the aggregate non-recurring impact of last year's favorable legal matter resolution, negotiated expense reductions and secondary offering costs, in each case noted above. The remaining $0.04 was attributable to the SG&A increase more than offsetting the favorable impact of net sales growth during fiscal 2019.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels with existing cash on hand, marketable securities and cash flows from operations.
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report), we believe that cash flows from operating activities, our cash and marketable securities on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the issuance of this Report. If cash flows from operations are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.”  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts this CARES Act may have on our business.
Working capital at February 1, 2020, was $63.6 million compared to $119.9 million at February 2, 2019, a decrease of $56.3 million. The changes in our working capital during fiscal 2019 were as follows:

$ millions	Description
$119.9	Working capital at February 2, 2019
(56.0)	Decrease in working capital primarily due to the balance sheet implementation impacts of the adoption of ASC 842, Leases
(0.3)	Net changes in all other assets and liabilities
$63.6	Working capital at February 1, 2020
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	(in thousands)
Net cash provided by operating activities	$36,434	$46,743	$32,708
Net cash used in investing activities	(6,509)	(6,259)	(40,878)
Net cash used in financing activities	(27,948)	(25,526)	(17,622)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities decreased in fiscal 2019 as compared to fiscal 2018 primarily due to the timing of payments to vendors, a decrease in accrued compensation and benefits, and a decrease in net income.

Net Cash Used in Investing Activities
Investing activities consist of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, assets at our corporate headquarters and the addition or replacement of company vehicles. Investing activities also consist of the purchase and sale of marketable securities.
Net cash used in investing activities was $6.5 million in fiscal 2019. Capital expenditures totaled $14.3 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $126.5 million of marketable securities and received proceeds of $134.3 million from marketable securities during fiscal 2019.
Net cash used in investing activities was $6.3 million in fiscal 2018. Capital expenditures totaled $14.9 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $136.2 million of marketable securities and received proceeds of $144.9 million from marketable securities during fiscal 2018.
In light of the COVID-19 pandemic, we cannot predict with any certainty what our total capital expenditures may be for fiscal 2020 at this time as the number of new, full-size stores we may open cannot be determined. Any capital expenditures are typically funded from cash provided by operations.
Net Cash Used in Financing Activities
Financing activities consist of proceeds from the exercise of stock options, cash dividends paid and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash used in financing activities was $27.9 million in fiscal 2019. This included $29.5 million of cash dividends paid, partially offset by $1.6 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $25.5 million in fiscal 2018. This included $29.1 million of cash dividends paid, partially offset by $3.7 million of proceeds from the exercise of stock options.
Line of Credit

Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings would be at a rate equal to the sum of an index rate of interest plus a margin rate of interest, in each case as determined by the parties. In the event any index rate of interest would be less than zero percent (0.0%), the index rate of interest shall be deemed to be zero percent (0.0%) and the applicable promissory note or other instrument or document shall bear interest at a rate equal to the margin rate of interest. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 26, 2020, February 27, 2019 and February 20, 2018, we paid a special dividend of $1 per share. On February 24, 2017, we paid a special dividend of $0.70 per share. Refer to "Note 18: Stockholders' Equity", for further information. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes must not be less than $1.0 million (calculated at the end of each fiscal quarter on a trailing 12-month basis), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by 6 divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense,(iii) Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each quarter end, determined on a trailing 12-month basis, with "Fixed Charge Coverage Ratio" defined as (a) the EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense, and (iv) requires minimum inventory, cash, cash equivalents and marketable securities totaling $50 million as of the end of each quarter.
In August 2019, we entered into an amendment to increase our stand-by letter of credit from $1.1 million to $1.3 million. The letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of February 1, 2020, we were in violation on one of our covenants and had no outstanding borrowings under the line of credit. Our Fixed Charge Coverage Ratio was 1.19 to 1.0, which falls below the 1.25 to 1.0 required minimum levels for borrowing under the line of credit. The bank has provided a waiver of the breach of the violation for the year ended February 1, 2020. On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum. We do not expect to meet the Fixed Charge Coverage Ratio at the end of our first quarter of fiscal 2020. We are in discussion with the bank to obtain an amendment of this covenant. Refer to Note 19: “Subsequent Events” in our notes to our financial statements for further information.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases.
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
Our leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2030. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except with respect to certain purchase obligations primarily for software maintenance services and the letter of credit outstanding under our revolving credit facility as discussed above.
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
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to revenue recognition, loyalty program, merchandise inventories, long-lived assets, operating leases, share-based compensation and accounting for income taxes, which are more fully described below.
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

Loyalty Program
We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. During the second quarter of fiscal 2019, we launched an enhanced loyalty program that includes the ability for customers to redeem their awards instantly rather than build up to an award over time. In connection with the launch of this enhanced program, we also extended the expiration period for unredeemed awards from 45 days to 365 days and, as a result, we currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. When a customer redeems an earned reward, we recognize revenue for the redeemed product and reduce the related loyalty program liability.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 1, 2020 and February 2, 2019 was not material.
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
Operating Leases
During the first quarter of 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11 (refer to "Note 2: Summary of Significant Accounting Policies" in Item 8). As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 - Leases.
Upon adoption of the Lease Standard , we record our operating leases, on the consolidated balance sheet as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease components through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from our financial institution as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on lease liabilities and initial direct costs, less any tenant allowance incentives. We test ROU assets for impairment in the same manner as long-lived assets, and include the related operating lease liability and operating lease payments in our analysis.
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

•
Dividend Yield. We do not currently have any policy with respect to recurring dividends in place. However, we have declared and paid special cash dividends in each of the past four years, including $0.70 per share in early 2017 and $1.00 per share in each of early 2018, 2019 and 2020 to all holders of record of issued and outstanding shares of Class A common stock and Class B common stock. There can be no guarantee that we will continue to pay special cash dividends in the future. Consequently, we used an expected dividend yield of zero in the valuation of our share-based compensation.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of February 1, 2020 and February 2, 2019, we had no outstanding borrowings under our credit facility. On March 24, 2020, in response to the COVID-19 pandemic, we borrowed approximately $23.7 million under our credit facility at an interest rate of approximately 1.7% per annum.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2020 expressed an unqualified opinion thereon.
Change in Accounting Method Related to Leases and Revenue
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended February 1, 2020 due to the adoption of the Accounting Standards Codification (“ASC”) 842, Leases.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended February 2, 2019, due to the adoption of the ASC 606, Revenue from Contracts with Customers.
Emphasis of Matter
As more fully described in Note 19 to the financial statements, the Company announced the temporary closure of its stores as of March 18, 2020 for an undetermined period of time in response to the novel coronavirus which was declared a global pandemic by the World Health Organization in March 2020.
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

Costa Mesa, California
March 31, 2020

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,137	$68,160
Marketable securities	69,780	75,919
Receivables	7,485	6,082
Merchandise inventories	56,901	55,809
Prepaid expenses and other current assets	4,561	11,171
Total current assets	208,864	217,141
Operating lease assets	263,649	—
Property and equipment, net	66,176	73,842
Other assets	7,951	2,185
Total assets	$546,640	$293,168
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,562	$24,207
Accrued expenses	20,755	18,756
Deferred revenue	11,761	10,373
Accrued compensation and benefits	7,190	8,930
Dividends payable	29,677	29,453
Current portion of operating lease liabilities	55,321	—
Current portion of deferred rent	—	5,540
Total current liabilities	145,266	97,259
Noncurrent portion of operating lease liabilities	240,755	—
Noncurrent portion of deferred rent	—	30,825
Other	718	1,757
Total long-term liabilities	241,473	32,582
Total liabilities	386,739	129,841
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,323 and 21,642 shares issued and outstanding, respectively	22	21
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,406 and 7,844 shares issued and outstanding, respectively	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	153,377	149,737
Retained earnings	6,280	13,335
Accumulated other comprehensive income	214	226
Total stockholders’ equity	159,901	163,327
Total liabilities and stockholders’ equity	$546,640	$293,168
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net sales	$619,300	$598,478	$576,899
Cost of goods sold (includes buying, distribution, and occupancy costs)	432,592	417,582	401,529
Gross profit	186,708	180,896	175,370
Selling, general and administrative expenses	158,253	149,416	151,384
Operating income	28,455	31,480	23,986
Other income, net	2,901	2,313	1,223
Income before income taxes	31,356	33,793	25,209
Income tax expense	8,734	8,850	10,509
Net income	$22,622	$24,943	$14,700
Basic earnings per share of Class A and Class B common stock	$0.77	$0.85	$0.51
Diluted earnings per share of Class A and Class B common stock	$0.76	$0.84	$0.51
Weighted average basic shares outstanding	29,533	29,278	28,804
Weighted average diluted shares outstanding	29,788	29,768	29,074
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$22,622	$24,943	$14,700
Other comprehensive income, net of tax:
Net change in unrealized (losses) gains on available-for-sale securities	(12)	212	(52)
Other comprehensive (loss) income, net of tax	(12)	212	(52)
Comprehensive income	$22,610	$25,155	$14,648
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 28, 2017	13,434	15,329	$29	$138,102	$51,023	$66	$189,220
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	178	(178)	—	—
Net income	—	—	—	—	14,700	—	14,700
Dividends declared	—	—	—	—	(29,067)	—	(29,067)
Dividends paid	—	—	—	—	(20,080)	—	(20,080)
Class B common stock converted to Class A common stock	1,141	(1,141)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,411	—	—	2,411
Restricted stock	44	—	—	—	—	—	—
Exercise of stock options	308	—	—	3,394	—	—	3,394
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(101)	—	—	(101)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(52)	(52)
Balance at February 3, 2018	14,927	14,188	29	143,984	16,398	14	160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	24,943	—	24,943
Dividends declared	—	—	—	—	(29,453)	—	(29,453)
Class B common stock converted to Class A common stock	6,344	(6,344)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,212	—	—	2,212
Restricted stock	52	—	—	—	—	—	—
Exercise of stock options	329	—	—	3,652	—	—	3,652
Taxes paid in lieu of shares issued for share-based compensation	(10)	—	—	(111)	—	—	(111)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	212	212
Balance at February 2, 2019	21,642	7,844	29	149,737	13,335	226	163,327
Net income	—	—	—	—	22,622	—	22,622
Dividends declared	—	—	—	—	(29,677)	—	(29,677)
Class B common stock converted to Class A common stock	438	(438)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,136	—	—	2,136
Restricted stock	70	—	—	—	—	—	—
Exercise of stock options	181	—	1	1,589	—	—	1,590
Taxes paid in lieu of shares issued for share-based compensation	(8)	—	—	(85)	—	—	(85)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(12)	(12)
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cash flows from operating activities
Net income	$22,622	$24,943	$14,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,948	22,485	23,389
Share-based compensation expense	2,136	2,212	2,411
Impairment of assets	282	786	848
Loss on disposal of assets	908	30	192
Gain on sales and maturities of marketable securities	(1,660)	(1,552)	(782)
Deferred income taxes	(5,720)	953	2,933
Changes in operating assets and liabilities:
Receivables	3,204	(1,730)	(363)
Merchandise inventories	(1,092)	(2,783)	(5,448)
Prepaid expenses and other assets	557	(1,641)	(562)
Accounts payable	(4,227)	3,195	3,559
Accrued expenses	1,369	(4,438)	(2,732)
Accrued compensation and benefits	(1,740)	2,811	(1,140)
Operating lease liabilities	(2,541)	—	—
Deferred rent	—	(195)	(4,973)
Deferred revenue	1,388	1,667	676
Net cash provided by operating activities	36,434	46,743	32,708
Cash flows from investing activities
Purchase of property and equipment	(14,299)	(14,923)	(13,753)
Proceeds from sale of property and equipment	—	3	—
Purchases of marketable securities	(126,526)	(136,198)	(152,389)
Proceeds from sales and maturities of marketable securities	134,316	144,859	125,264
Net cash used in investing activities	(6,509)	(6,259)	(40,878)
Cash flows from financing activities
Dividends paid	(29,453)	(29,067)	(20,080)
Proceeds from exercise of stock options	1,590	3,652	3,394
Payment of capital lease obligation	—	—	(835)
Taxes paid in lieu of shares issued for share-based compensation	(85)	(111)	(101)
Net cash used in financing activities	(27,948)	(25,526)	(17,622)
Change in cash and cash equivalents	1,977	14,958	(25,792)
Cash and cash equivalents, beginning of period	68,160	53,202	78,994
Cash and cash equivalents, end of period	$70,137	$68,160	$53,202
Supplemental disclosures of cash flow information
Interest paid	$13	$11	$26
Income taxes paid	$12,130	$6,770	$11,534
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,605	$726	$4,778
Leased assets obtained in exchange for operating lease liabilities	$349,425	$—	$—
Dividends declared	$29,677	$29,453	$29,067
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 240 stores in 33 states as of February 1, 2020. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2019, 2018 and 2017 ended on February 1, 2020, February 2, 2019 and February 3, 2018, respectively. Fiscal years 2019 and 2018 each included 52 weeks and fiscal year 2017 included 53 weeks.
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
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $12.1 million, $10.8 million and $7.9 million in fiscal years 2019, 2018 and 2017, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Income.
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

These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Income. Total markdowns, including permanent and promotional markdowns, on a cost basis were $53.3 million, $49.5 million and $50.0 million in fiscal years 2019, 2018 and 2017, respectively. In addition, we accrued $1.1 million and $0.6 million for planned but unexecuted markdowns, including markdowns related to slow moving merchandise, as of February 1, 2020 and February 2, 2019, respectively.
Property and Equipment, net
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
Operating Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms for our stores are generally ten years in duration (subject to extensions) and provide for escalations in base rents periodically. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, many of the store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis over the lease term, excluding contingent rent, and record the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease starting at the date of possession.
Refer to "Accounting Standard Adopted" in this Note 2 to the Consolidated Financial Statements for further information.

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Prior to the adoption of the new revenue recognition standard in fiscal 2018, we deferred e-commerce revenue for goods that were in-transit to the customer, typically within four days of shipment. Refer to "Accounting Standard Adopted in Fiscal 2018" in this Note 2 to the Consolidated Financial Statements for further information. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income. For fiscal years 2019, 2018 and 2017, shipping and handling fee revenue included in net sales was $2.9 million, $2.7 million, and $3.3 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of February 1, 2020 and February 2, 2019, our reserve for sales returns was $1.4 million and $1.4 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.3 million as of February 1, 2020 and $8.7 million as of February 2, 2019, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Prior to adoption of the new revenue standard in fiscal 2018, breakage was recognized two full fiscal years after the gift cards were activated when the probability of redemption was considered remote. Revenue recognized from gift cards was $18.9 million in fiscal 2019, $17.9 million in fiscal 2018 and $18.5 million in fiscal 2017.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Retail stores	$520,843	$508,853	$501,053
E-commerce	98,457	89,625	75,846
Total net sales	$619,300	$598,478	$576,899

The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Mens	36%	35%	35%
Womens	24%	25%	25%
Accessories	18%	18%	19%
Footwear	12%	12%	11%
Boys	6%	6%	6%
Girls	4%	4%	4%
Total net sales	100%	100%	100%
The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Third-party	75%	75%	74%
Proprietary	25%	25%	26%
Total net sales	100%	100%	100%

Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. During the second quarter of fiscal 2019, we launched an enhanced loyalty program that includes the ability for customers to redeem their awards instantly rather than build up to an award over time. In connection with the launch of this enhanced program, we also extended the expiration period for unredeemed awards from 45 days to 365 days and, as a result, we currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $2.4 million as of February 1, 2020 and $1.7 million as of February 2, 2019. Revenue recognized from our loyalty program was $6.1 million in fiscal 2019, $1.7 million in fiscal 2018 and $1.3 million in fiscal 2017.
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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income, was $15.9 million, $13.2 million and $12.1 million in fiscal years 2019, 2018 and 2017, respectively.
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
Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Incremental shares of 255 thousand, 490 thousand and 270 thousand in fiscal years 2019, 2018 and 2017, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At February 1, 2020 and February 2, 2019, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
New Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023, and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded and carried at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new rules reduce complexity by removing specific exceptions to general income tax accounting methodology including an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The new rules will be effective for us in the first quarter of 2021. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.
Accounting Standard Adopted in Fiscal 2019
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
We elected the 'package of practical expedients', which allowed us not to reassess our previous conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the practical expedient to not separate lease and non-lease components for all of our leases. We did not elect the use of the hindsight practical expedient. Refer to “Note 9: Leases”, for further information.
Accounting Standard Adopted in Fiscal 2018
On February 4, 2018, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method, which under ASC 606, means the standard applies retrospectively with the cumulative effect recognized in the opening retained earnings balance in fiscal 2018. Comparative information for fiscal 2017 has not been adjusted and continues to be reported under the previous standard ASC 605. Under ASC 606, revenue is recognized when control of promised goods or services is transferred to our customers at an amount we expect to be entitled to in exchange for those goods or services. The adoption of this standard requires us to recognize gift card breakage income in proportion to redemptions as they occur. The new guidance also requires enhanced disclosures, such as disaggregation of revenues and revenue recognition policies that require significant judgment and identification of performance obligations to customers.
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

Note 3: Marketable Securities
Marketable securities as of February 1, 2020 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.

The following table summarizes investments in marketable securities at February 1, 2020 and February 2, 2019 (in thousands):

	February 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,463	$293	$54,756
Fixed income securities	15,024	—	15,024
Total marketable securities	$69,487	$293	$69,780

	February 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,402	$302	$49,704
Fixed income securities	26,215	—	26,215
Total marketable securities	$75,617	$302	$75,919

For fiscal years 2019, 2018 and 2017, we recognized gains on investments for commercial paper of $1.2 million, $1.0 million and $0.8 million, respectively, which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Income.
Note 4: Receivables
At February 1, 2020 and February 2, 2019, receivables consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Tenant allowances due from landlords	$3,968	$2,729
Credit and debit card receivables	2,834	2,679
Vendor receivables	409	467
Other	274	210
Less: Allowance for doubtful accounts	—	(3)
Total receivables	$7,485	$6,082
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At February 1, 2020 and February 2, 2019, prepaid expenses and other current assets consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Prepaid rent	$1,475	$7,680
Prepaid maintenance	1,421	1,759
Prepaid insurance	1,035	816
Other	630	916
Total prepaid expenses and other current assets	$4,561	$11,171

Note 6: Property and Equipment
At February 1, 2020 and February 2, 2019, property and equipment consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Leasehold improvements	$147,685	$138,996
Furniture and fixtures	46,209	45,061
Computer hardware and software	40,936	39,110
Machinery and equipment	33,244	32,377
Vehicles	2,104	2,080
Construction in progress	2,326	2,469
Property and equipment, gross	272,504	260,093
Accumulated depreciation	(206,328)	(186,251)
Property and equipment, net	$66,176	$73,842
Depreciation expense related to property and equipment was $20.9 million, $22.5 million and $23.4 million in fiscal years 2019, 2018 and 2017, respectively.
Cash paid for capital expenditures during fiscal 2019, 2018 and 2017, were approximately $14.3 million, $14.9 million and $13.8 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $0.3 million, $0.8 million and $0.8 million in selling, general and administrative expenses in fiscal years 2019, 2018 and 2017, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information.
If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At February 1, 2020 and February 2, 2019, accrued expenses consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Income taxes payable	$3,997	$1,679
Accrued construction	3,167	2,539
Accrued freight	2,264	2,703
Sales and use taxes payable	1,832	1,702
Merchandise returns	1,421	1,399
Computer services	277	868
Other	7,797	7,866
Total accrued expenses	$20,755	$18,756
Note 8: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. ("Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings is at a rate equal to the sum of an index rate of interest plus a margin rate of interest. In the event any index rate of interest would be less than zero percent (0.0%), the index rate of interest shall be deemed to be zero percent (0.0%) and the applicable promissory note or other instrument or document shall bear interest at a rate equal to the margin rate of interest. The agreement allows for the declaration and payment of dividends or distributions to stockholders. The line of credit is secured by substantially all of our assets. As a sub-feature under the revolving line of credit, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of leverage and profitability, such as (i) income before income taxes must not be less than $1.0 million (calculated at the end of each fiscal quarter on a trailing 12-month basis), (ii) a maximum ratio of 4.00 to 1.00 as of each quarter end for “Funded Debt to EBITDAR”, defined as the sum of total debt, capital leases and annual rent expense multiplied by 6 divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense,(iii) Fixed Charge Coverage Ratio not less than 1.25 to 1.0 as of each quarter end, determined on a trailing 12-month basis, with "Fixed Charge Coverage Ratio" defined as (a) the EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense, and (iv) requires minimum inventory, cash, cash equivalents and marketable securities totaling $50 million as of the end of each quarter.
In August 2019, we entered into an amendment to increase our stand-by letter of credit from $1.1 million to $1.3 million. The letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity under this letter of credit since its inception.
As of February 1, 2020, we were in violation on one of our covenants and had no outstanding borrowings under the line of credit. Our Fixed Charge Coverage Ratio was 1.19 to 1.0, which falls below the 1.25 to 1.0 required minimum levels for borrowing under the line of credit. The bank has provided a waiver of the breach of the violation for the year ended February 1, 2020. On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum. We do not expect to meet the Fixed Charge Coverage Ratio at the end of our first quarter of fiscal 2020. We are in discussion with the bank to obtain an amendment of this covenant. Refer to Note 19: “Subsequent Events” for further information.
Note 9: Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years in duration (subject to extensions) and provide for escalations in base rents periodically. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
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
Refer to Note 2 "Accounting Standard Adopted in Fiscal 2019" for further information.
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. We incurred rent expense of $2.1 million, $2.1 million and $1.1 million in fiscal years 2019, 2018 and 2017, respectively.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million in each of the fiscal years 2019, 2018 and 2017, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $1.0 million in each of the fiscal years 2019, 2018 and 2017, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.

The maturity of operating lease liabilities as of February 1, 2020 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2020	$3,438	$62,773	$66,211
2021	3,175	58,193	61,368
2022	2,246	51,774	54,020
2023	2,168	42,675	44,843
2024	2,233	32,116	34,349
Thereafter	6,693	68,034	74,727
Total minimum lease payments	19,953	315,565	335,518
Less: Interest	2,993	36,449	39,442
Present value of operating lease liabilities	$16,960	$279,116	$296,076
As of February 2, 2019, future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases for the above buildings and all of our store locations were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2019	$3,351	$60,542	$63,893
2020	3,451	56,681	60,132
2021	3,274	50,541	53,815
2022	2,278	41,893	44,171
2023	2,163	32,948	35,111
Thereafter	9,112	57,833	66,945
Total	$23,629	$300,438	$324,067

As of February 1, 2020, additional operating lease contracts that have not yet commenced are approximately $5 million.

Lease expense for fiscal years 2019, 2018 and 2017 was as follows (in thousands):

	February 1, 2020			February 2, 2019			February 3, 2018
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$51,184	$1,525	$52,709	$40,868	$907	$41,775	$34,925	$653	$35,578
Variable lease expense	2,352	86	2,438	2,339	—	2,339	1,552	—	1,552
Total lease expense	$53,536	$1,611	$55,147	$43,207	$907	$44,114	$36,477	$653	$37,130

Supplemental lease information for the year ended February 1, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$65,458
Weighted average remaining lease term (in years)	6.2 years
Weighted average interest rate (1)	4.03%
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

Purchase Obligations
At February 1, 2020, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $4.2 million, payable as follows: $1.9 million in fiscal 2020, $1.4 million in fiscal 2021, $0.7 million in fiscal 2022 , $0.1 million in fiscal 2023 and $0.1 million in fiscal 2024.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act (“PAGA”) against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator on March 11, 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's in this matter. We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC59540.5. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against Tilly's and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In October 2017, the plaintiff filed her opening appellate brief, and our responding appellate brief was filed in December 2017. In May 2018, the plaintiff filed her reply appellate brief. Later in May 2018, an amicus brief was filed by Abercrombie & Fitch Stores, Inc., in support of Tilly’s position in this appeal. Oral argument was heard by the California Court of Appeal in November 2018. On February 4, 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. In May 2019, the California Supreme Court denied the petition for review and remanded the case to the trial court for further proceedings. In July 2019, we filed an answer to the first amended complaint, denying all claims and asserting various defenses. The parties are currently engaged in discovery. We have defended this case vigorously, and will continue to do so.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities which are classified as available-for-sale securities, and certain cash equivalents, specifically money market securities, commercial paper, municipal bonds and certificates of deposits. The money market accounts are valued based on quoted market prices in active markets. The available-for-sale marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities.
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets for impairments using Company-specific assumptions which would fall within Level 3 of the fair-value hierarchy.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2019, 2018 and 2017. Furthermore, as of February 1, 2020 and February 2, 2019, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 1, 2020			February 2, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$58,614	$—	$—	$56,856	$—	$—
Commercial paper	—	—	—	—	4,975	—
Marketable securities:
Commercial paper	$—	$54,756	$—	$—	$49,704	$—
(1) Excludes cash

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.3 million, $0.8 million and $0.8 million in fiscal years 2019, 2018 and 2017, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
	($ in thousands)
Carrying value of assets with impairment	$282	$786	$848
Fair value of assets impaired	$—	$—	$—
Number of stores tested for impairment	5	7	10
Number of stores with impairment	1	2	4
Note 12: Share-Based Compensation
The Tillys 2012 Amended and Restated Equity and Incentive Award Plan, as amended in June 2014 (the "2012 Plan"), authorizes up to 4,413,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of February 1, 2020, there were 1,042,027 shares available for future issuance under the 2012 Plan.

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

The following table summarizes our stock option activity for fiscal year 2019:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at February 2, 2019	1,736,250	$9.47
Granted	733,500	$10.60
Exercised	(181,001)	$8.78
Forfeited	(120,967)	$10.11
Expired	(174,595)	$14.19
Outstanding at February 1, 2020	1,993,187	$9.50	7.2	$1,463
Exercisable at February 1, 2020	974,670	$8.85	5.4	$1,361

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $8.50 at February 1, 2020.

The total intrinsic value of options exercised in fiscal years 2019, 2018 and 2017 was $0.5 million, $2.0 million and $1.3 million, respectively.
The total fair value of options vested in fiscal years 2019, 2018 and 2017 was $1.8 million, $1.6 million and $1.6 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2019, 2018 and 2017 was $1.6 million, $3.7 million and $3.4 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2019, 2018 and 2017 was $0.1 million, $0.5 million and $0.5 million, respectively.
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We will issue shares of Class A common stock when the options are exercised. The fair values of stock options granted in fiscal years 2019, 2018 and 2017 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Weighted average grant-date fair value per option granted	$5.10	$5.45	$3.99
Expected option term (1)	5.0 years	5.0 years	5.0 years
Expected volatility factor (2)	53.8%	51.6%	50.3%
Risk-free interest rate (3)	2.1%	2.6%	1.93%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of February 1, 2020 and changes during fiscal year 2019 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 2, 2019	60,901	$14.32
Granted	41,184	$7.77
Vested	(50,165)	$14.20
Nonvested at February 1, 2020	51,920	$9.24
The weighted-average grant-date fair value of restricted stock granted during the years ended February 2, 2019 and February 3, 2018 was $14.90 and $10.39, respectively.
The total fair value of restricted stock vested was $0.5 million, $0.9 million and $0.7 million in fiscal years 2019, 2018 and 2017, respectively.

Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Income (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Cost of goods sold	$482	$517	$612
Selling, general and administrative expenses	1,654	1,695	1,799
Total share-based compensation	$2,136	$2,212	$2,411
At February 1, 2020, there was $4.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.8 years.

Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company are made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.7 million, $0.6 million and $0.6 million in fiscal years 2019, 2018 and 2017, respectively.

Note 14: Income Taxes
The components of income tax expense for fiscal years 2019, 2018 and 2017 were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Current:
Federal	$11,211	$5,818	$6,236
State	3,238	2,153	1,304
	14,449	7,971	7,540
Deferred:
Federal	(4,704)	760	2,436
State	(1,011)	119	533
	(5,715)	879	2,969
Total income tax expense	$8,734	$8,850	$10,509
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2019, 2018 and 2017 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Federal taxes at statutory rate	$6,585	$7,097	$8,529
State and local income taxes, net of federal benefit	1,759	1,795	1,216
Tax reform impact	—	—	491
Stock compensation discrete items (1)	527	(39)	231
Return to provision adjustments	(8)	(108)	124
Other	(129)	105	(82)
Total income tax expense	$8,734	$8,850	$10,509

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

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and (b) operating loss and tax credit carry-forwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant components of deferred tax assets and liabilities as of February 1, 2020 and February 2, 2019 were as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Lease Liability	$81,144	$—
Deferred rent	—	3,446
Share-based compensation	1,487	1,841
Inventories	1,974	1,628
Accrued expenses	1,344	985
Compensation and benefits	472	426
Deferred revenue	128	417
Other	143	—
Total deferred tax assets	86,692	8,743
Deferred tax liabilities:
Lease Asset	(70,569)	—
Property and equipment	(8,113)	(6,133)
Prepaid expenses	(932)	(878)
Marketable securities	(79)	(84)
Other	—	(369)
Total deferred tax liabilities	(79,693)	(7,464)
Net deferred tax asset	$6,999	$1,279
Deferred tax assets are included in “Other assets" in the accompanying Consolidated Balance Sheets.

As of February 1, 2020 and February 2, 2019, we had approximately $0.1 million and $0.1 million, respectively of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.

Uncertain Tax Positions
As of February 1, 2020 and February 2, 2019, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2019, 2018 and 2017.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2017 and 2018 remain subject to examination for federal tax purposes and fiscal years 2015 through 2018 remain subject to examination in significant state tax jurisdictions.
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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2019, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Net income	$22,622	$24,943	$14,700

Weighted average basic shares outstanding	29,533	29,278	28,804
Dilutive effect of stock options and restricted stock	255	490	270
Weighted average shares for diluted earnings per share	29,788	29,768	29,074

Basic earnings per share of Class A and Class B common stock	$0.77	$0.85	$0.51
Diluted earnings per share of Class A and Class B common stock	$0.76	$0.84	$0.51
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Stock options	1,349	553	1,058
Restricted stock	—	—	56
Total	1,349	553	1,114
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal 2019, 2018 and 2017, our Board of Directors approved annual financial support for TLC of $200,000, $200,000 and $70,000, respectively, for each fiscal year.

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

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$130,303	$161,738	$154,780	$172,479
Gross profit	35,684	51,719	47,171	52,134
Operating income	146	12,110	7,704	8,495
Net income	677	9,284	6,388	6,273
Basic earnings per share	$0.02	$0.31	$0.22	$0.21
Diluted earnings per share	$0.02	$0.31	$0.21	$0.21

	Fiscal Year Ended February 2, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$123,634	$157,406	$146,826	$170,612
Gross profit	34,977	50,105	43,656	52,157
Operating income	1,331	12,478	6,737	10,934
Net income	1,223	9,689	5,355	8,677
Basic earnings per share	$0.04	$0.33	$0.18	$0.29
Diluted earnings per share	$0.04	$0.33	$0.18	$0.29
Note 18: Stockholders' Equity
On January 24, 2020, our Board of Director's declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 12, 2020, with payment of $29.7 million made on February 26, 2020.

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

Note 19: Subsequent Events
In March 2020, the World Health Organization classified the novel coronavirus (“COVID-19”) outbreak as a global pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, store traffic, production capabilities, timing of deliveries, our people, and the market generally. The scope and nature of these impacts continue to evolve each day. In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, we have taken certain precautionary measures intended to help minimize the risk to our Company, employees, customers, and the communities in which we operate, and to attempt to protect our ability to continue as a going concern, including the following:

•
On March 18, 2020, we temporarily closed all 239 of our stores across the United States. In addition, we have closed the distribution center that serves our stores and are not currently accepting shipments from vendors for our stores. We expect that our stores will remain closed to the public for an undetermined period of time, and until permitted by federal, state and local instructions to reopen;

•
On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at an interest rate of approximately 1.7% per annum;

•
On March 27, 2020, we furloughed all non-management store associates, a significant majority of our stores' distribution center staff, and a portion of our corporate office staff, and may elect to take further actions with respect to our employees in the future;

•	We identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary;

•
Although our website and e-commerce distribution center currently continue to operate, we continue to evaluate their operations, and may elect, or be required, to shut down their operations temporarily at any time in the future;

•	We have suspended all non-essential travel for our employees; and

•	We are discouraging employee attendance at industry events and in-person work-related meetings, and have encouraged all employees able to work remotely to do so.
In addition to the foregoing actions by the Company, members of management and the Board of Directors have taken the following actions, which we expect will remain in place at least until the Company's stores reopen, or conditions improve:

•	Hezy Shaked, Executive Chairman and Chief Strategy Officer, has elected to forgo his salary;

•
Ed Thomas, President and Chief Executive Officer, has elected to forgo his salary for the month of April 2020, and thereafter will join the Company's management team in taking a temporary reduction in salary;

•	Each of the other members of the Company's management team elected to take a significant temporary reduction in salary based on a graduated scale according to annual salary, effective immediately; and

•	The members of our Board of Directors unanimously elected to forgo their respective quarterly cash retainer fees for their service on our Board.
While we anticipate that the foregoing measures are temporary, we cannot predict the specific duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and our relationships with our third-party vendors. The extent to which the COVID-19 pandemic, and our precautionary measures in response thereto, may impact our business, financial condition or results of operations will depend on how the COVID-19 pandemic and its impacts to continue to develop, which are highly uncertain and cannot be predicted at this time.
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.”  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts this CARES Act may have on our business.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 1, 2020 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 1, 2020.
Our internal control over financial reporting as of February 1, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
Management has determined that, as of February 1, 2020, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 31, 2020, expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
Costa Mesa, California
March 31, 2020

Item 9B. Other Information
The information contained in the section entitled "Explanatory Note" and elsewhere in this Report with respect to the COVID-19 pandemic and our responses thereto are incorporated herein by reference.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 1, 2020 (the “2020 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2020 Proxy Statement.

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

4.2*	Description of Tilly's Inc. Securities

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.13
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.14
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.15
Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.15.1
Amendment No. 1 to Amended and Restated Credit Agreement and between World of Jeans & Tops and Wells Fargo, NA dated as of March 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2014)

10.15.2
Amendment No. 2 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of July 9, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2015)

10.15.3
Amendment No. 3 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2017)

10.15.4
Amendment No. 4 to Amended and Restated Credit Agreement and Limited Waiver between World of Jeans & Tops and Wells Fargo, NA, dated as of April 13, 2017 (incorporated by reference to Exhibit 10.16.4 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.15.5
Amendment No. 5 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2018)

10.15.6
Amendment No. 6 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 1, 2019)

10.15.7
Amendment No. 7 to Amended and Restated Credit Agreement between World of Jeans & Tops and Wells Fargo, NA, dated as of January 23, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2020)

10.16
Form of General Pledge Agreement between Tilly’s, Inc. and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.17
Form of Amended and Restated Security Agreement-Equipment, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.18
Form of Amended and Restated Security Agreement-Rights to Payment and Inventory, between World of Jeans & Tops and Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.19
Form of Continuing Guaranty of Tilly’s, Inc. with Wells Fargo Bank, NA dated as of May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.20
Form of Revolving Credit Agreement Note from World of Jeans & Tops dated as of May 3, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended April 28, 2012)

10.21
Form of S Corporation Termination, Tax Allocation and Indemnification Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (including Form of Promissory Note as Exhibit A thereto) (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.22
Form of Share Exchange Agreement among Tilly’s, Inc., World of Jeans & Tops and the shareholders of World of Jeans & Tops (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.23#	Offer Letter between Tilly's, Inc. and Edmond Thomas dated October 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.24#
Offer Letter between Tilly's, Inc. and Michael Henry dated May 12, 2015 entered into on May 19, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.25#
Offer Letter between Tilly’s, Inc. and Tricia D. Smith dated September 11, 2019 entered into on September 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2019)

10.26#
Offer Letter between Tilly’s, Inc. and Jonathon D. Kosoff entered into on February 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2020)

10.27#
Separation and Release Agreement, dated September 3, 2019, by and between Debbie Anker-Morris and World of Jeans & Tops (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 6, 2019)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101
The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019; (ii) Consolidated Statements of Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; and (vi) the Notes to the Consolidated Financial Statements.

*    Filed herewith
#    Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2020.

Tilly’s, Inc.

/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael L. Henry
Michael L. Henry
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Edmond Thomas and Michael L. Henry, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 31, 2020.

Signature	Title

/s/ Edmond Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)
Edmond Thomas

/s/ Michael L. Henry	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael L. Henry

/s/ Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer
Hezy Shaked

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr

/s/ Bernard Zeichner	Director
Bernard Zeichner