Form 10-Q
period 2020-05-02
TILLY'S, INC.
filed 2020-06-15
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 15, 2020, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,413,589
Class B common stock $0.001 par value	7,366,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 2, 2020

EXPLANATORY NOTE
As of the date of filing of this Quarterly Report on Form 10-Q (this “Report”), there continue to be many uncertainties regarding the current novel coronavirus (“COVID-19”) pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local and worldwide economic, social, and political disruption it may continue to cause. To date, and as described throughout this Report, the COVID-19 pandemic has had far-reaching adverse impacts on many aspects of the business of Tilly’s, Inc. (the “Company, “we,” “our” or “us”), both directly and indirectly, including on our operations generally, consumer behavior, store traffic, demands on our information technology and e-commerce capabilities, inventory and expense management, production capabilities, timing of deliveries, managing our workforce, our store configurations and operations upon reopening, and the market generally. The scope and nature of these impacts continue to evolve each day. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
In light of these uncertainties, for purposes of this Report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the COVID-19 pandemic or our responses thereto. In addition, the disclosures contained in this Report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, please see “Risk Factors” within our most recently filed Annual Report on Form 10-K and “Forward-Looking Statements” below.
For a detailed summary of recent and anticipated impacts of the COVID-19 pandemic on our business and our actions taken in response thereto, please see "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Known and Anticipated Trends".

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•
the impacts of the COVID-19 pandemic generally, and on our operations, or our future financial or operational results, including with respect to our ability to reopen and keep stores open, e-commerce operations, cash and liquidity, payroll and inventory management, and our ability to realize any cost savings and manage expected capital expenditures;

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
See “Risk Factors” within our most recent Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for discussion of other risks and uncertainties. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Report and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.
We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the disclosures and forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$65,133	$70,137	$33,864
Marketable securities	45,981	69,780	75,953
Receivables	13,421	7,485	6,288
Merchandise inventories	67,650	56,901	58,963
Prepaid expenses and other current assets	2,092	4,561	5,294
Total current assets	194,277	208,864	180,362
Operating lease assets	252,554	263,649	244,139
Property and equipment, net	61,941	66,176	70,608
Other assets	7,422	7,951	2,176
Total assets	$516,194	$546,640	$497,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,837	$20,562	$23,479
Accrued expenses	13,591	20,755	17,044
Line of credit	23,675	—	—
Deferred revenue	10,719	11,761	9,105
Accrued compensation and benefits	5,098	7,190	7,019
Dividends payable	—	29,677	—
Current portion of operating lease liabilities	65,595	55,321	52,600
Total current liabilities	143,515	145,266	109,247
Noncurrent operating lease liabilities	229,127	240,755	222,086
Other	558	718	1,422
Total liabilities	373,200	386,739	332,755
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,363, 22,323 and 21,816 shares issued and outstanding, respectively	22	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,366, 7,406 and 7,706 shares issued and outstanding, respectively	8	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	153,878	153,377	150,331
(Accumulated deficit) Retained earnings	(11,115)	6,280	14,012
Accumulated other comprehensive income	201	214	157
Total stockholders’ equity	142,994	159,901	164,530
Total liabilities and stockholders’ equity	$516,194	$546,640	$497,285
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$77,289	$130,303
Cost of goods sold (includes buying, distribution, and occupancy costs)	75,695	94,619
Gross profit	1,594	35,684
Selling, general and administrative expenses	29,995	35,538
Operating (loss) income	(28,401)	146
Other income, net	409	829
(Loss) Income before income taxes	(27,992)	975
Income tax (benefit) expense	(10,597)	298
Net (loss) income	$(17,395)	$677
Basic (loss) income per share of Class A and Class B common stock	$(0.59)	$0.02
Diluted (loss) income per share of Class A and Class B common stock	$(0.59)	$0.02
Weighted average basic shares outstanding	29,677	29,469
Weighted average diluted shares outstanding	29,677	29,808
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(17,395)	$677
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities, net of tax	(13)	(69)
Other comprehensive loss, net of tax	(13)	(69)
Comprehensive (loss) income	$(17,408)	$608
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(17,395)	—	(17,395)
Class B common stock converted to Class A common stock	40	(40)	—	—	—	—	—
Share-based compensation expense	—	—	—	501	—	—	501
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(13)	(13)
Balance at May 2, 2020	22,363	7,366	$30	$153,878	$(11,115)	$201	$142,994

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	677	—	677
Restricted stock	26	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	138	(138)	—	—	—	—	—
Stock-based compensation expense	—	—	—	529	—	—	529
Exercises of stock options	18	—	1	150	—	—	151
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(69)	(69)
Balance at May 4, 2019	21,816	7,706	$30	$150,331	$14,012	$157	$164,530

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities
Net (loss) income	$(17,395)	$677
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,024	5,209
Share-based compensation expense	501	529
Impairment of assets	333	—
Loss on disposal of assets	—	10
Gain on sales and maturities of marketable securities	(330)	(549)
Deferred income taxes	591	(130)
Changes in operating assets and liabilities:
Receivables	(5,936)	246
Merchandise inventories	(10,749)	(3,154)
Prepaid expenses and other assets	2,411	479
Accounts payable	4,661	(895)
Accrued expenses	(5,284)	(806)
Deferred revenue	(1,042)	(1,268)
Accrued compensation and benefits	(2,092)	(1,911)
Operating lease liabilities and deferred rent	9,741	(715)
Net cash used in operating activities	(19,566)	(2,278)
Cash flows from investing activities
Purchase of property and equipment	(3,548)	(3,059)
Purchases of marketable securities	(5,996)	(34,572)
Maturities of marketable securities	30,108	35,000
Net cash provided by (used in) investing activities	20,564	(2,631)
Cash flows from financing activities
Line of credit	23,675	—
Dividends paid	(29,677)	(29,453)
Proceeds from exercise of stock options	—	151
Taxes paid in lieu of shares issued for share-based compensation	—	(85)
Net cash used in financing activities	(6,002)	(29,387)
Change in cash and cash equivalents	(5,004)	(34,296)
Cash and cash equivalents, beginning of period	70,137	68,160
Cash and cash equivalents, end of period	$65,133	$33,864
Supplemental disclosures of cash flow information
Interest paid	$67	$—
Income taxes (refunded) paid	$(42)	$11
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,066	$—
Leased assets obtained in exchange for new operating lease liabilities	$1,896	$281,333
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 239 stores, including one RSQ-branded pop-up store, in 33 states as of May 2, 2020 (all of which were temporarily closed to the public beginning March 18, 2020, and through the end of the first quarter of fiscal 2020 in response to the COVID-19 pandemic). Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen week period ended May 2, 2020 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the uncertainties surrounding the impacts of the COVID-19 pandemic. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 ("fiscal 2019").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2020 refer to the fiscal year ending January 30, 2021. References to the fiscal quarters or three months ended May 2, 2020 and May 4, 2019 refer to the thirteen week period ended as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of (Loss) Income.

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Retail stores	$46,953	$110,636
E-commerce	30,336	19,667
Total net sales	$77,289	$130,303
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Mens	34%	34%
Womens	27%	26%
Accessories	15%	17%
Footwear	14%	14%
Boys	5%	5%
Girls	5%	4%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Third-party	75%	74%
Proprietary	25%	26%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 2, 2020, February 1, 2020 and May 4, 2019, our reserve for sales returns was $1.7 million, $1.4 million and $1.7 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.1 million, $9.3 million and $7.4 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.7 million and $4.2 million for the thirteen week period ended May 2, 2020 and May 4, 2019, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program includes the ability for customers to redeem their awards instantly rather than build up to an award over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $2.6 million, $2.4 million and $1.7 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. Revenue recognized from our loyalty program was $0.9 million and $0.3 million for the thirteen week period ended May 2, 2020 and May 4, 2019, respectively.

Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms for our stores are generally for ten years (subject to elective extensions) and provide for escalations in base rents. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.
In response to the COVID-19 pandemic, we elected to withhold payment of our contractual lease obligations in the aggregate amount of $13.3 million for the months of April and May 2020. We are currently attempting to negotiate COVID-19-related rent concessions for these withheld payments on our store leased properties. As of the date of this filing, the Company remains in discussions with its landlords with respect to these potential rent concessions, and thus the nature and scope of these concessions, if any, remains uncertain. The Financial Accounting Standards Board (“FASB”) issued guidance in April, which allows COVID-19-related rent concessions to be accounted for as if no change was made to the contract or as variable lease payments. We did not recognize any material COVID-19-related rent concessions as of May 2, 2020, as we have not yet finalized negotiations with our landlords. In addition, we continue to assess and hold ongoing conversations with landlords for various properties in seeking commercially reasonable lease concessions given the current environment.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During each of the thirteen week period ended May 2, 2020 and May 4, 2019, we incurred rent expense of $0.5 million related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen week period ended May 2, 2020, and May 4, 2019, we incurred rent expense of $0.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen week periods ended May 2, 2020 and May 4, 2019, we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.
The maturity of operating lease liabilities as of May 2, 2020 were as follows (in thousands):

Fiscal Year
2020	$49,542
2021	61,446
2022	54,508
2023	45,400
2024	34,732
Thereafter	75,088
Total minimum lease payments	320,716
Less: Amount representing interest	36,649
Present value of operating lease liabilities	$284,067

As of May 2, 2020, additional operating lease contracts that have not yet commenced are immaterial.

Lease expense for the thirteen week period ended May 2, 2020 and May 4, 2019 was as follows (in thousands):

	Thirteen Weeks Ended May 2, 2020			Thirteen Weeks Ended May 4, 2019
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,514	$401	$15,915	$15,459	$385	$15,844
Variable lease expense	3,819	22	3,841	3,865	43	3,908
Total lease expense	$19,333	$423	$19,756	$19,324	$428	$19,752

For the thirteen weeks ended May 4, 2019, we corrected an immaterial error of $3,221, which consisted solely of an understatement of amounts disclosed for fixed operating lease expense and an overstatement of amounts disclosed for variable lease expense with no changes in reported total lease expense.

Supplemental lease information for the thirteen weeks ended May 2, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$5,615
Weighted average remaining lease term (in years)	6.0 years
Weighted average interest rate (1)	4.01%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate on date of adoption or at lease inception in determining the present value of future minimum payments.
Income Taxes
Our income tax benefit was $(10.6) million, or 37.9% of loss before taxes, compared to $0.3 million, or 30.6% of income before taxes for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively. The increase in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") enacted on March 27, 2020, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year. As a result of the operating losses being carried back, an income tax receivable of $7.2 million is included in receivables on the accompanying Consolidated Balance Sheet as of May 2, 2020.
New Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.

Note 3: Marketable Securities
Marketable securities as of May 2, 2020 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at May 2, 2020, February 1, 2020 and May 4, 2019 (in thousands):

	May 2, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$34,698	$275	$34,973
Fixed income securities	11,008	—	11,008
	$45,706	$275	$45,981

	February 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,463	$293	$54,756
Fixed income securities	15,024	—	15,024
	$69,487	$293	$69,780

	May 4, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,361	$215	$49,576
Fixed income securities	26,377	—	26,377
	$75,738	$215	$75,953
We recognized gains on investments for commercial paper that matured during the thirteen week periods ended May 2, 2020 and May 4, 2019. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of (Loss) Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Gains on investments	$252	$387
Note 4: Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate ("LIBOR"), plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 12, 2020 and February 27, 2019, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. As of June 1, 2020, the variable interest rate on these borrowings was based on LIBOR plus 75 basis points, or 0.9% per annum. On June 26, 2020, the interest rate will adjust based on our choice of available LIBOR rates at that time.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of profitability, leverage and assets, such as: (i) income before income taxes not less than $1.0 million, calculated at the end of each fiscal quarter on a trailing 12-month basis; (ii) a maximum "Funded Debt to EBITDAR" ratio of 4.00 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense; (iii) a minimum "Fixed Charge Coverage Ratio" not less than 1.25 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, with the ratio defined as (a) EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense; (iv) minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter; and (v) not more than $50.0 million in allowable investments in fixed assets in any fiscal year. In addition, pursuant to the terms of our revolving credit facility, we are required to pay any and all indebtedness, obligations, assessments and taxes when due, subject to certain limitations.
As of May 2, 2020, we were in compliance with all of our covenants under our credit agreement, other than with respect to (i) the financial covenants related to our Fixed Coverage Ratio and Funded Debt to EBITDAR Ratio as of the fiscal quarter ended May 2, 2020, and (ii) the covenant that we pay any and all obligations when due on the basis of our non-payment of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic. As of May 2, 2020, our Fixed Coverage Ratio was 0.8 to 1.0, and our Funded Debt to EBITDAR Ratio was 4.7. The Bank has provided a limited waiver with respect to each of these violations. We are currently in discussions with the Bank to amend the credit agreement to obtain covenant relief with respect to these covenants.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's in this matter. We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of

Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. Our opposition to the motion for class certification is due July 6, 2020.  We have defended this case vigorously, and will continue to do so.
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
During the thirteen week period ended May 2, 2020 and May 4, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 2, 2020, February 1, 2020 and May 4, 2019, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 2, 2020			February 1, 2020			May 4, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$62,906	$—	$—	$58,614	$—	$—	$27,494	$—	$—
Commercial paper	—	—	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	$—	$34,973	$—	$—	$54,756	$—	$—	$49,576	$—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirteen weeks ended May 2, 2020, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that five of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded non-impairment charges of approximately $0.3 million to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	($ in thousands)
Carrying value of assets with impairment	$536	*
Fair value of assets impaired	$203	*
Number of stores tested for impairment	12	3
Number of stores with impairment	5	—
* Not applicable
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 2, 2020, there were 430,940 shares still available for future issuance under the 2012 Plan. Following the amendment of the 2012 Plan on June 10, 2020, there were 2,605,940 shares available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the thirteen weeks ended May 2, 2020 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2020	1,993,187	$9.50
Granted	616,900	$4.12
Forfeited	(3,000)	$11.41
Expired	(2,813)	$11.33
Outstanding at May 2, 2020	2,604,274	$8.22	7.6	$892
Exercisable at May 2, 2020	1,247,443	$9.04	5.7	$—

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $5.57 at May 2, 2020.

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
The fair values of stock options granted during the thirteen weeks ended May 2, 2020 and the thirteen weeks ended May 4, 2019 were estimated on the grant date using the following assumptions.

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Weighted average grant-date fair value per option granted	$2.05	$5.50
Expected option term (1)	5.3 years	5.0 years
Weighted average expected volatility factor (2)	57.3%	53.2%
Weighted average risk-free interest rate (3)	0.4%	2.4%
Expected annual dividend yield (4)	—%	—%

(1)	The expected option term of the awards represents the estimated time that options are expected to be outstanding based upon historical option data.

(2)	Stock volatility for each grant is measured using the historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

(4)	We do not currently have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.
Restricted Stock Awards
Restricted stock awards ("RSAs") represent restricted shares of our common stock issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested. Under the 2012 Plan, we grant RSAs to independent members of our Board of Directors. RSAs granted to our Board of Directors vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. We determine the fair value of RSAs based upon the closing price of our Class A common stock on the date of grant.
A summary of non-vested RSAs at May 2, 2020 and February 1, 2020 are presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at May 2, 2020 and February 1, 2020	51,920	$9.24

There were no RSAs granted, vested or forfeited during the thirteen weeks ended May 2, 2020.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of (Loss) Income (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cost of goods sold	$146	$116
Selling, general and administrative expenses	355	413
Total share-based compensation expense	$501	$529
At May 2, 2020, there was $4.9 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.9 years.

Note 8: (Loss) Income Per Share
Income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.
The components of basic and diluted (loss) income per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(17,395)	$677
Weighted average basic shares outstanding	29,677	29,469
Dilutive effect of stock options and restricted stock	—	339
Weighted average shares for diluted income per share	29,677	29,808
Basic (loss) income per share of Class A and Class B common stock	$(0.59)	$0.02
Diluted (loss) income per share of Class A and Class B common stock	$(0.59)	$0.02

The following stock options have been excluded from the calculation of diluted (loss) income per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Stock options	—	1,073
Note 9: Subsequent Events
During the second quarter of fiscal 2020 ending August 1, 2020, pursuant to the latest guidelines from local, state and federal governments and health organizations, and with new health and safety protocols in place, including, in many cases, significant restrictions on customer traffic, the Company began reopening its stores. As of June 14, 2020, the Company has reopened a total of 213 stores, or 89% of its total 239 stores. As a result of the reopening of a significant number of our stores, we have returned a significant portion of our furloughed employees back to work and also resumed full operations in our distribution center that serves our stores.
At this time, the Company cannot predict with certainty its future customer traffic, comparable store net sales results, overall financial performance, the pace at which additional stores may be able to reopen, or whether re-opened stores will be allowed to remain open in the future, nor can the Company ensure that the foregoing store reopening results will be indicative of future performance in the pending uncertainty related to the impacts of the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of May 2, 2020, we operated 239 stores in 33 states, averaging approximately 7,400 square feet (all of which were temporarily closed to the public beginning March 18, 2020, and through the end of the first quarter of fiscal 2020 in response to the COVID-19 pandemic). We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As described elsewhere in this Report, the COVID-19 pandemic has had far-reaching adverse impacts on many aspects of our business, both directly and indirectly, including on our operations generally, consumer behavior, store traffic, demands on our information technology and e-commerce capabilities, inventory and expense management, production capabilities, timing of deliveries, managing our workforce, our store configurations and operations upon reopening, and the market generally. The scope and nature of these impacts continue to evolve each day. The following is a summary of our recent and anticipated actions in response to the COVID-19 pandemic and its impacts on our business:

•	Store Operations:
On March 18, 2020, in response to the continued spread of COVID-19, we temporarily closed all 239 of our stores across the United States in order to protect the health and well-being of our employees, customers, and communities. In addition, at that time, we substantially closed the distribution center that serves our stores.
During the second quarter of fiscal 2020 ending August 1, 2020, pursuant to local, state and federal government orders and guidance from health organizations, and after implementing various new health and safety protocols in our stores, including, in many cases, significant restrictions on customer traffic, we began reopening our stores. As of June 14, 2020, we have reopened a total of 213 stores, representing 89% of our 239 total stores. Since the respective reopening date of each of these stores and through June 14, 2020, compared to the respective comparable prior year periods, customer traffic in the reopened stores has decreased by 26% collectively and comparable store net sales in the reopened stores has increased by 4.7% collectively. Comparable store net sales results by store since reopening have ranged from a decrease of 62% to an increase of 171% with 114 stores having positive cumulative comparable store net sales results and 92 stores having negative cumulative comparable store net sales results since their respective reopening date. Cumulative comparable store net sales since reopening have increased by 6.5% in off-mall stores collectively (89 total off-mall stores reopened) and by 1.4% in mall-based stores collectively (124 total mall-based stores reopened). Total comparable store net sales for the second quarter of fiscal 2020 through June 14, 2020, including e-commerce and the periods for which stores were temporarily closed in response to the COVID-19 pandemic, were $52.0 million, a decrease of $11.3 million or 17.8%, compared to $63.3 million for the comparable period last year. Comparable store net sales from physical stores were $25.0 million, a decrease of $29.8 million or 54.4%, compared to $54.8 million for the comparable period last year. Net sales from e-commerce were $27.0 million, an increase of $18.6 million or 219.0%, compared to $8.5 million for the comparable period last year. As a result of the reopening of a significant number of our stores, we have returned a significant portion of our furloughed employees back to work and also resumed full operations in our distribution center that serves our stores.
We will continue to monitor the guidance from local, state and federal governments and health organizations, as well as announcements made by mall landlords, to determine the pace of any future store reopenings. At this time, we cannot predict with certainty when the remainder of our currently closed stores will be able to reopen, or whether the stores that have reopened will be able to remain open. In addition, we cannot provide any assurances that our comparable store net sales performance since reopening will be indicative of our future performance. If a significant number of our stores remain closed, or if net sales remain significantly below last year’s levels for any future period, we would expect to continue to incur significant operating losses in the future, which will have a material adverse impact on our operating results and financial condition.

•	E-Commerce Operations:
Our website and e-commerce distribution center have operated continuously thus far in fiscal 2020, in compliance with applicable government orders. However, we may elect, or be required, to shut down e-commerce operations temporarily at any time in the future as a result of the COVID-19 pandemic.
Following the closure of all of our stores on March 18, 2020, our net sales from e-commerce increased significantly. Net sales from e-commerce increased by 9.6% during February, followed by an increase of 49.3% during March and 90.0% during April, finishing the first quarter of fiscal 2020 with a total net sales increase of 54.2% compared to last year's comparable respective periods. During the second quarter of fiscal 2020 through June 14, 2020, net sales from e-commerce have increased by 219.0% to date compared to the comparable prior year period. However, the rate of e-commerce net sales growth has begun to slow down, and we expect this trend to continue as more of our stores, and our competitors’ stores, reopen. At this time, we cannot predict with any certainty the future rate or timing of e-commerce net sales compared to last year.

•	Cash/Liquidity:
On March 24, 2020, we borrowed approximately $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder, at a variable interest rate based on LIBOR plus 75 basis points, which total rate was 0.9% per annum as of June 1, 2020.
In order to further protect our Company's liquidity, we elected to withhold payment of the Company's contractual store lease payments for the months of April and May 2020. For all stores reopened, we have paid, or intend to pay, our contractual store lease payments for June 2020. We remain in discussions with our store landlords with respect to our withheld contractual store lease payments and future store lease obligations, and we may have to pay some or all of the withheld store rents at a future date, incur additional costs, or be forced to close certain stores. Our normal cash payments for contractual store lease commitments is currently approximately $6.7 million per month.
As of June 15, 2020, cash on hand, cash equivalents, and marketable securities totaled approximately $131.9 million, which includes the $23.7 million of amounts borrowed under our credit facility and the cash resulting from withheld contractual store lease payments of $14.3 million in the aggregate referenced above. Excluding the cash borrowed under our credit facility and withheld store lease payments, our remaining cash on hand, cash equivalents, and marketable securities would have totaled approximately $93.9 million as of June 15, 2020, compared to approximately $117.8 million with no borrowings under our credit facility and no withheld lease payments as of June 17, 2019, the comparable fiscal date last year.

•	Payroll Management:
On March 27, 2020, we furloughed all non-management store associates, a significant majority of our stores' distribution center staff, and a portion of our corporate office staff, comprising approximately 91% of our total employee workforce.
In addition to the foregoing actions by our Company, members of management and our Board of Directors took the following actions, which we expect will remain in place until most of our Company's stores reopen or general conditions improve:

•	Hezy Shaked, Executive Chairman of our Board and Chief Strategy Officer, elected to forgo his salary;

•	Ed Thomas, President and Chief Executive Officer, elected to forgo his salary for the month of April 2020, and thereafter joined our management team in taking a temporary reduction in salary;

•
Each of the other members of our management team elected to take a significant temporary reduction in salary based on a graduated scale according to annual salary, ranging from 10% to 50% of their respective annual salaries; and

•	The independent members of our Board of Directors unanimously elected to forgo their respective quarterly cash retainer fees for their service on our Board.
The combined impact of the employee furloughs and management pay cuts noted above reduced our weekly cash requirements for payroll costs to approximately 24% of historically normal levels, or by approximately $1.4 million per week since the beginning of April. However, as we have started to reopen our stores, we have begun bringing back our store teams and other corporate support functions necessary to conduct our business, which has increased our payroll costs since the furloughs and pay cuts described above were implemented.

•	Inventory Management:
We ended the first quarter of fiscal 2020 with merchandise inventories up 10.8% on a per square foot basis compared to the end of the first quarter of fiscal 2019, primarily due to all of our stores being closed since March 18, 2020. We canceled a significant majority of our originally planned inventory receipts for the months of April through June 2020 and we have significantly reduced our future inventory commitments through the remainder of fiscal 2020. Also, where allowed by local government orders, we were able to access approximately 75 of our off-mall store locations at times during the first quarter to ship certain portions of our stores’ inventory back to our e-commerce distribution center and serve certain online orders for customers in order to help supplement our e-commerce business, and we may continue to do so from more of our stores as they reopen to the extent we are able and permitted. As a result of these actions, we ended fiscal May 2020 with merchandise inventories per square foot down 10.5% compared to last year. We currently expect our inventory per square foot to be approximately flat to below last year’s levels as of the end of the second quarter. However, there can be no guarantee that we will be able to successfully reduce our inventory levels to be more consistent with the level of net sales in the future.

•	Cost Savings:
After careful consideration, we identified additional expense reductions that we intend to implement throughout the remainder of fiscal 2020 as necessary. Such reductions include the potential suspension of physical catalog production and mailing, cancellation of certain contractual relationships, and continuing restrictions on travel, among other items. We expect to be able to reduce total expenses by up to approximately $10 million for fiscal 2020 compared to fiscal 2019, if fully implemented.

•	Capital Expenditures:
Prior to having experienced the materially adverse impact of the COVID-19 pandemic on our operations and financial position, we had planned to open up to 15 new stores during fiscal 2020, nine of which had signed leases in place. We have since ceased lease negotiations on the six new stores for which no lease has yet been signed, and we are in discussions with the respective landlords to defer the lease commitments for the remaining nine stores while we continue to monitor and better understand the ongoing impacts of the COVID-19 pandemic on our business and the properties in which these stores are located. We cannot guarantee that the respective landlords will agree to defer the lease commitments, nor when we would otherwise be able to open new stores at those locations. As a result, we cannot predict with any certainty the approximate number of new stores that we may open during fiscal 2020 at this time, or the specific anticipated capital expenditures that will be incurred related thereto. We currently anticipate total capital expenditures for fiscal 2020 for various information technology and customer-facing investments to be approximately $7 million. If we are ultimately required to open the nine stores covered by the signed lease commitments during fiscal 2020, we would currently expect total capital expenditures for fiscal 2020 to be approximately $14 million.
The COVID-19 pandemic, and certain of the remedial measures taken by us in response to it, have had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for us. While we anticipate that the foregoing impacts are temporary, we cannot predict the specific duration for which we may be impacted, and we may experience additional or further impacts from the COVID-19 pandemic, and/or elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to adjust our responses accordingly. The extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. See also “Risk Factors” within our most recently filed Annual Report on Form 10-K.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating income.
Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations and through e-commerce, net of sales taxes. Store sales are reflected in sales when the merchandise is received by the customer. For e-commerce sales, we recognize revenue, and the related cost of goods sold at the time the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-commerce shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Net sales are also adjusted for the unredeemed awards and accumulated partial points on our customer loyalty program.
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
Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

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

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Statements of Operations Data:
Net sales	$77,289	$130,303
Cost of goods sold	75,695	94,619
Gross profit	1,594	35,684
Selling, general and administrative expenses	29,995	35,538
Operating (loss) income	(28,401)	146
Other income, net	409	829
(Loss) Income before income taxes	(27,992)	975
Income tax (benefit) expense	(10,597)	298
Net (loss) income	$(17,395)	$677

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	97.9%	72.6%
Gross profit	2.1%	27.4%
Selling, general and administrative expenses	38.8%	27.3%
Operating (loss) income	(36.7)%	0.1%
Other income, net	0.5%	0.6%
(Loss) Income before income taxes	(36.2)%	0.7%
Income tax (benefit) expense	(13.7)%	0.2%
Net (loss) income	(22.5)%	0.5%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating Data:
Stores operating at end of period	239	229
Comparable store sales change (1)(2)	8.6%	2.4%
Total square feet at end of period (in thousands)	1,768	1,708
Average net sales per retail store (in thousands) (3)	$196	$489
Average net sales per square foot (3)	$27	$65
E-commerce revenues (in thousands) (4)	$30,336	$19,667
E-commerce revenues as a percentage of net sales	39.3%	15.1%

(1)
Comparable store sales are net sales from stores that have been open at least 12 full fiscal months since their original store opening date as of the end of the current reporting period. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue on loyalty program and e-commerce shipping and handling fee revenue.

(2)
The Company temporarily closed all of its 239 stores on March 18, 2020 in response to the COVID-19 pandemic. All stores remained closed to the public for the final 45 days of the 91-day fiscal quarter. The comparable store net sales result reported above for the first quarter of fiscal 2020 includes e-commerce net sales and results from physical stores only through March 18, 2020, the last day of operation for the Company's stores during the quarter. Net sales from physical stores for the thirteen weeks ended May 2, 2020 were $47.0 million, a decrease of 57.5%, compared to $110.6 million for the thirteen weeks ended May 4, 2019. The Company's e-commerce business continued to operate throughout the first quarter, and increased following the closure of the Company's stores. Net sales from e-

commerce for the thirteen weeks ended May 2, 2020 were $30.3 million, an increase of 54.2% compared to approximately $19.7 million for the thirteen weeks ended May 4, 2019.

(3)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per retail store.

(4)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.
First Quarter (13 Weeks) Ended May 2, 2020 Compared to First Quarter (13 Weeks) Ended May 4, 2019
Net Sales
Net sales were $77.3 million, a decrease of $53.0 million, or 40.7%, compared to $130.3 million last year. During the first quarter of fiscal 2020, we temporarily closed all of our 239 stores on March 18, 2020 in response to the COVID-19 pandemic. All stores remained closed to the public for the final 45 days of the 91-day fiscal quarter, including during the peak weeks of the quarter surrounding normal school spring breaks and Easter. Net sales from physical stores for the first quarter of fiscal 2020 were $47.0 million, a decrease of 57.5%, compared to $110.6 million for the first quarter of fiscal 2019. Our e-commerce business continued to operate throughout the first quarter, and increased following the closure of our stores. Net sales from e-commerce for the first quarter of fiscal 2020 were $30.3 million, an increase of 54.2%, compared to $19.7 million for the first quarter of fiscal 2019. We ended the quarter with 239 total stores, including one RSQ-branded pop-up store, all of which remained closed as of the end of the first quarter of fiscal 2020, compared to 229 total stores, including three RSQ-branded pop-up stores, all of which were open at the end of the first quarter of fiscal 2019.
Gross Profit
Gross profit was $1.6 million, a decrease of $34.1 million or 95.5%, compared to $35.7 million last year. Gross margin, or gross profit as a percentage of net sales, was 2.1% compared to 27.4% last year. Product margins decreased 770 basis points as a percentage of net sales primarily due to an estimated inventory valuation reserve of $4.7 million and increased markdowns. Occupancy costs deleveraged 1,250 basis points as a percentage of net sales despite being $0.5 million lower than last year, primarily due to the significant net sales decline resulting from the store closures noted above. Although we withheld store lease payments in April 2020, normal expense recognition of lease costs continues as normal. Distribution costs deleveraged 440 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping charges of $0.9 million resulting from a greater volume of e-commerce orders. Buying costs deleveraged 70 basis points as a percentage of net sales despite being $0.1 million below last year.
Selling, General and Administrative Expenses
SG&A expenses were $30.0 million, or 38.8% of net sales, compared to $35.5 million, or 27.3% of net sales, last year. The components of the SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.9%	(4.9)	Decrease in store payroll due to furloughs associated with store closures.
3.5%	$1.3	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
0.4%	0.3	Increase in non-cash store impairment charges.
4.7%	(2.2)	Net decrease in all other SG&A expenses.
11.5%	$(5.5)	Total
Operating (Loss)/Income
Operating loss was $(28.4) million, or (36.7)% of net sales, compared to operating income of $0.1 million, or 0.1% of net sales, last year. The decrease in operating income was primarily due to the impact of the COVID-19 pandemic, including the temporary closure of all 239 of our stores midway through the first quarter of fiscal 2020 and the other changes noted above.
Income Tax (Benefit)/Expense
Income tax benefit was $(10.6) million, or 37.9% of loss before taxes, compared to $0.3 million, or 30.6% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with employee stock-based award activity. The increase in the effective income tax rate for fiscal 2020 is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") enacted on March 27, 2020, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year.
Net (Loss)/Income and (Loss)/Income Per Diluted Share
Net loss was $(17.4) million, or $(0.59) per share, compared to net income of $0.7 million, or $0.02 per diluted share, last year.

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
Working Capital
Working capital at May 2, 2020, was $50.8 million compared to $63.6 million at February 1, 2020, a decrease of $12.8 million. The changes in our working capital during the first quarter of fiscal 2020 were as follows:

$ millions	Description
$63.6	Working capital at February 1, 2020
(12.8)
Decrease in working capital due to lower cash and marketable securities as a result of lower net sales resulting from the impacts of the COVID-19 pandemic on our business, including in the temporary closure of all 239 of our stores for the final 45 days of the 91-day fiscal quarter.

$50.8	Working capital at May 2, 2020
Line of Credit
Our amended and restated credit agreement with Wells Fargo Bank, N.A. (the "Bank") provides for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings is selected at our discretion at the time of draw between the London Interbank Offered Rate ("LIBOR"), plus 0.75%, or at the Bank’s prime rate. The agreement allows for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 12, 2020 and February 27, 2019, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit is secured by substantially all of our assets. As a sub-feature under the credit agreement, the Bank may also issue stand-by and/or commercial letters of credit up to $15.0 million.
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. As of June 1, 2020, the variable interest rate on these borrowings was based on LIBOR plus 75 basis points, or 0.9% per annum. On June 26, 2020, the interest rate will adjust based on our choice of available LIBOR rates at that time.
We are required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants require certain levels of profitability, leverage and assets, such as: (i) income before income taxes not less than $1.0 million, calculated at the end of each fiscal quarter on a trailing 12-month basis; (ii) a maximum "Funded Debt to EBITDAR" ratio of 4.00 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense; (iii) a minimum "Fixed Charge Coverage Ratio" not less than 1.25 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, with the ratio defined as (a) EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense; (iv) minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter; and (v) not more than $50.0 million in allowable investments in fixed assets in any fiscal year. In addition, pursuant to the terms of our revolving credit facility, we are required to pay any and all indebtedness, obligations, assessments and taxes when due, subject to certain limitations.

As of May 2, 2020, we were in compliance with all of our covenants under our credit agreement, other than with respect to (i) the financial covenants related to our Fixed Coverage Ratio and Funded Debt to EBITDAR Ratio as of the fiscal quarter ended May 2, 2020, and (ii) the covenant that we pay any and all obligations when due on the basis of our non-payment of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic. As of May 2, 2020, our Fixed Coverage Ratio was 0.8 to 1.0, and our Funded Debt to EBITDAR Ratio was 4.7. The Bank has provided a limited waiver with respect to each of these violations. We are currently in discussions with the Bank to amend the credit agreement to obtain covenant relief with respect to these covenants.
In August 2019, we entered into an amendment to increase the standby letter of credit from $1.1 million to $1.3 million. The standby letter of credit was established for security against insurance claims, as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.

Impact of CARES Act on Company Liquidity
On March 27, 2020, President Trump signed into law the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts the CARES Act may have on our business. We anticipate that we may benefit from the net operating loss carryback provision, which may enable us to recover certain income taxes paid during prior tax years, and certain payroll tax deferrals. Due to the uncertainty surrounding the COVID-19 pandemic and its impacts on our business, we cannot estimate any specific tax benefits from the CARES Act at this time beyond the income tax benefit for the first quarter of fiscal 2020 disclosed above within "Income Tax (Benefit)/Expense".
Cash Flow Analysis
A summary of operating, investing and financing activities for the first thirteen weeks of fiscal 2020 compared to the first thirteen weeks of fiscal 2019 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net cash used in operating activities	$(19,566)	$(2,278)
Net cash provided by (used in) investing activities	20,564	(2,631)
Net cash used in financing activities	(6,002)	(29,387)
Net decrease in cash and cash equivalents	$(5,004)	$(34,296)
Net Cash Used In Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows used in operating activities were $19.6 million this year compared to $2.3 million last year. The $17.3 million increase in cash used in operating activities was primarily due to lower net sales associated with the temporary closure of all of our stores in response to the COVID-19 pandemic for the final 45 days of the 91-day fiscal quarter.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $20.6 million this year compared to net cash used in investing activities of $2.6 million last year. Net cash provided by investing activities in the first quarter of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $30.1 million, partially offset by purchases of marketable securities of $6.0 million and capital expenditures totaling $3.5 million. Net cash used in investing activities during the first quarter of fiscal 2019 consisted of purchases of marketable securities of $34.6 million and capital expenditures totaling $3.1 million, partially offset by proceeds from the maturities of marketable securities of $35.0 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings under our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.

Net cash used in financing activities was $6.0 million this year compared to $29.4 million last year. Financing activities in the first quarter of fiscal 2020 consisted of dividends paid of $29.7 million, partially offset by $23.7 million in borrowings under our line of credit, which was the maximum amount available thereunder. Financing activities in the first quarter of fiscal 2019 consisted of dividends paid of $29.5 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $0.2 million in proceeds from stock option exercises.
Contractual Obligations
As of May 2, 2020, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for purchase obligations and our revolving credit facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. As noted elsewhere in this Report, the COVID-19 pandemic has had significant, adverse impacts on our business and the economy generally, making estimates and assumptions about future events far more difficult, if not impossible. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 2, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 2, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under PAGA against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's in this matter. We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. Our opposition to the motion for class certification is due July 6, 2020.  We have defended this case vigorously, and will continue to do so.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 for a detailed discussion of the risks that affect our business. Except as supplemented by the additional risk factor below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.
We remain subject to a number of material risks related to the ongoing COVID-19 pandemic, and our performance since reopening our stores may not be indicative of our future performance.
The COVID-19 pandemic is ongoing and our business may be further materially and adversely affected by its impacts, including the potential occurrence of a “second wave” or periods of increased spread of COVID-19 in markets in which we operate, new or additional restrictions imposed by federal, state, and local governments in response to the COVID-19 pandemic, or changes in consumer spending or purchasing habits resulting from economic and other effects of the COVID-19 pandemic on our customers. These impacts are likely to affect our business more significantly the longer we are exposed to the risks posed by the COVID-19 pandemic, and especially in the event of a “second wave”. In addition, reopening our stores may subject us to additional risks, including with respect to reduced store traffic and profitability relative to corresponding operating costs, additional costs or liabilities related to implementing and complying with health and safety measures or other restrictions and increased risks of infection for our customers and employees. To date, we have had to temporarily alter certain aspects of our operations during the COVID-19 pandemic, including imposing significant restrictions on customer traffic, reducing store hours in reopened stores and implementing various health and safety measures. These alterations to our operations may continue to adversely affect our customers’ in-store experiences, our sales and our operations.
As a result of the foregoing, we cannot predict with certainty our future customer traffic, our comparable store net sales results, our overall financial performance, the pace at which additional stores may be able to reopen, or whether reopened stores will be allowed to remain open in the future, nor can we ensure that the results since reopening our stores will be indicative of our future performance.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#
Offer Letter between Tilly's Inc. and Jonathan D. Kosoff entered into on February 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2020).

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of (Loss) Income; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

#	Management compensation agreement.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 15, 2020
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 15, 2020
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)