Form 10-Q
period 2020-08-01
TILLY'S, INC.
filed 2020-09-08
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
As of September 3, 2020, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,413,589
Class B common stock $0.001 par value	7,366,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 1, 2020

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

•	our ability to successfully open new stores and profitably operate our existing stores;

•	our ability to attract customers to our e-commerce website;

•	our ability to efficiently utilize our e-commerce fulfillment center;

•	effectively adapting to new challenges associated with our expansion into new geographic markets;

•	our ability to establish, maintain and enhance a strong brand image;

•	generating adequate cash from our stores to support our growth;

•	identifying and responding to new and changing customer fashion preferences and fashion-related trends;

•	competing effectively in an environment of intense competition both in stores and online;

•	containing the increase in the cost of mailing catalogs, paper and printing;

•	the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;

•	our ability to attract customers in the various retail venues and geographies in which our stores are located;

•	our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;

•	adapting to declines in consumer confidence and decreases in consumer spending;

•	our ability to adapt to significant changes in sales due to the seasonality of our business;

•	our ability to compete in social media marketing platforms;

•	price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;

•	natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;

•	increases in costs of energy, transportation or utility costs and in the costs of labor and employment;

•	our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;

•	most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;

•	failure of our vendors and their manufacturing sources to use acceptable labor or other practices;

•	our dependence upon key executive management or our inability to hire or retain the talent required for our business;

•	our ability to effectively adapt to our rapid expansion in recent years and our planned expansion;

•	failure of our information technology systems to support our current and growing business;

•	disruptions in our supply chain and distribution center;

•	our indebtedness and lease obligations, including restrictions on our operations contained therein;

•	our reliance upon independent third-party transportation providers for certain of our product shipments;

•	our ability to increase comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;

•	disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•	our inability to protect our trademarks or other intellectual property rights;

•	epidemics, pandemics, acts of war, terrorism or civil unrest;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	continuing costs incurred as a result of being a public company.
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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$132,955	$70,137	$62,388
Marketable securities	15,939	69,780	62,413
Receivables	13,287	7,485	11,758
Merchandise inventories	68,067	56,901	72,635
Prepaid expenses and other current assets	3,956	4,561	4,845
Total current assets	234,204	208,864	214,039
Operating lease assets	244,040	263,649	256,048
Property and equipment, net	56,805	66,176	68,010
Other assets	8,458	7,951	2,194
Total assets	$543,507	$546,640	$540,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,710	$20,562	$39,475
Accrued expenses	19,416	20,755	23,112
Line of credit	23,675	—	—
Deferred revenue	9,443	11,761	8,330
Accrued compensation and benefits	6,891	7,190	6,132
Dividends payable	—	29,677	—
Current portion of operating lease liabilities	64,470	55,321	53,744
Total current liabilities	172,605	145,266	130,793
Noncurrent operating lease liabilities	222,015	240,755	233,876
Other	319	718	1,182
Total liabilities	394,939	386,739	365,851
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,414, 22,323 and 21,980 shares issued and outstanding, respectively	22	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,366, 7,406 and 7,586 shares issued and outstanding, respectively	8	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	154,386	153,377	150,877
(Accumulated deficit) Retained earnings	(5,849)	6,280	23,296
Accumulated other comprehensive income	1	214	237
Total stockholders’ equity	148,568	159,901	174,440
Total liabilities and stockholders’ equity	$543,507	$546,640	$540,291
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$135,845	$161,738	$213,134	$292,041
Cost of goods sold (includes buying, distribution, and occupancy costs)	94,171	110,019	169,866	204,638
Gross profit	41,674	51,719	43,268	87,403
Selling, general and administrative expenses	33,965	39,609	63,960	75,147
Operating income (loss)	7,709	12,110	(20,692)	12,256
Other income, net	311	572	720	1,401
Income (loss) before income taxes	8,020	12,682	(19,972)	13,657
Income tax expense (benefit)	2,754	3,398	(7,843)	3,696
Net income (loss)	$5,266	$9,284	$(12,129)	$9,961
Basic income (loss) per share of Class A and Class B common stock	$0.18	$0.31	$(0.41)	$0.34
Diluted income (loss) per share of Class A and Class B common stock	$0.18	$0.31	$(0.41)	$0.33
Weighted average basic shares outstanding	29,694	29,505	29,686	29,487
Weighted average diluted shares outstanding	29,700	29,678	29,686	29,739
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$5,266	$9,284	$(12,129)	$9,961
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(200)	80	(213)	11
Other comprehensive (loss) income, net of tax	(200)	80	(213)	11
Comprehensive income (loss)	$5,066	$9,364	$(12,342)	$9,972
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 2, 2020	22,363	7,366	$30	$153,878	$(11,115)	$201	$142,994
Net income	—	—	—	—	5,266	—	5,266
Restricted stock	51	—	—	—	—	—	—
Share-based compensation expense	—	—	—	508	—	—	508
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(200)	(200)
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 4, 2019	21,816	7,706	$30	$150,331	$14,012	$157	$164,530
Net income	—	—	—	—	9,284	—	9,284
Restricted stock	44	—	—	—	—	—	—
Class B common stock converted to Class A common stock	120	(120)	—	—	—	—	—
Stock-based compensation expense	—	—	—	546	—	—	546
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	80	80
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(12,129)	—	(12,129)
Restricted stock	51	—	—	—	—	—	—
Class B common stock converted to Class A common stock	40	(40)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,009	—	—	1,009
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(213)	(213)
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	9,961	—	9,961
Restricted stock	70	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	258	(258)	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,075	—	—	1,075
Exercises of stock options	18	—	1	150	—	—	151
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	11	11
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities
Net (loss) income	$(12,129)	$9,961
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,987	10,286
Share-based compensation expense	1,009	1,075
Impairment of assets	903	—
Loss on disposal of assets	64	145
Gain on sales and maturities of marketable securities	(677)	(848)
Deferred income taxes	(490)	(218)
Changes in operating assets and liabilities:
Receivables	(5,802)	(3,605)
Merchandise inventories	(11,166)	(16,826)
Prepaid expenses and other current assets	2,107	717
Accounts payable	28,376	15,055
Accrued expenses	701	4,243
Deferred revenue	(2,318)	(2,043)
Accrued compensation and benefits	(299)	(2,798)
Operating lease liabilities	8,577	(1,059)
Net cash provided by operating activities	18,843	14,085
Cash flows from investing activities
Purchases of property and equipment	(4,250)	(4,848)
Purchases of marketable securities	(15,968)	(62,079)
Maturities of marketable securities	70,195	76,457
Net cash provided by investing activities	49,977	9,530
Cash flows from financing activities
Line of credit	23,675	—
Dividends paid	(29,677)	(29,453)
Proceeds from exercise of stock options	—	151
Taxes paid in lieu of shares issued for share-based compensation	—	(85)
Net cash used in financing activities	(6,002)	(29,387)
Change in cash and cash equivalents	62,818	(5,772)
Cash and cash equivalents, beginning of period	70,137	68,160
Cash and cash equivalents, end of period	$132,955	$62,388
Supplemental disclosures of cash flow information
Interest paid	$128	$—
Income taxes paid	$828	$4,647
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,845	$2,012
Leased assets obtained in exchange for new operating lease liabilities	$7,168	$313,602
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 238 stores, including one RSQ-branded pop-up store, in 33 states (of which 33 stores in California were temporarily closed due to government response to the COVID-19 pandemic) as of August 1, 2020. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended August 1, 2020 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the uncertainties surrounding the impacts of the COVID-19 pandemic. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 ("fiscal 2019").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2020 refer to the fiscal year ending January 30, 2021. References to the fiscal quarters or first halves ended August 1, 2020 and August 3, 2019 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Income (Loss).

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Retail stores	$83,858	$138,918	$130,811	$249,554
E-commerce	51,987	22,820	82,323	42,487
Total net sales	$135,845	$161,738	$213,134	$292,041
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Mens	35%	33%	35%	33%
Womens	27%	25%	27%	26%
Accessories	16%	19%	16%	18%
Footwear	13%	12%	13%	13%
Boys	5%	6%	5%	5%
Girls	4%	5%	4%	5%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Third-party	77%	74%	77%	74%
Proprietary	23%	26%	23%	26%
Total net sales	100%	100%	100%	100%

We accrue for estimated sales returns by customers based on historical sales return results. As of August 1, 2020, February 1, 2020 and August 3, 2019, our reserve for sales returns was $2.1 million, $1.4 million and $3.3 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.7 million, $9.3 million and $6.6 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.7 million and $5.4 million for the thirteen and twenty-six week periods ended August 1, 2020, respectively and $3.8 million and $8.0 million for the thirteen and twenty-six week periods ended August 3, 2019, respectively.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program includes the ability for customers to redeem their awards instantly rather than build up to an award over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $1.8 million, $2.4 million and $1.8 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively. Revenue recognized from our loyalty program was $1.5 million and $2.4 million for the thirteen and twenty-six week periods ended August 1, 2020, respectively, and $1.4 million and $1.7 million for the thirteen and twenty-six week periods ended August 3, 2019, respectively.

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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we have elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were and are unable to operate such stores. As of August 1, 2020, withheld contractual lease payments totaled $13.9 million in the aggregate. We are currently in the process of negotiating COVID-19-related lease concessions for these stores. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have reached agreements in principle with respect to lease concessions covering approximately 70% of our total stores at this time. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. We have considered the Financial Accounting Standards Board's (“FASB”) recent guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During the thirteen and twenty-six week periods ended August 1, 2020, we incurred rent expense of $0.6 million and $1.1 million, respectively, related to this lease. During the thirteen and twenty-six week periods ended August 3, 2019, we incurred rent expense of $0.5 million and $1.1 million, respectively, related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 1, 2020, and August 3, 2019, we incurred rent expense of $0.1 million and $0.2 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen and twenty-six week periods ended August 1, 2020, we incurred rent expense of $0.3 million and $0.5 million, respectively, related to this lease. During the thirteen and twenty-six week periods ended August 3, 2019, we incurred rent expense of $0.2 million and $0.4 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.

The maturity of operating lease liabilities as of August 1, 2020 were as follows (in thousands):

Fiscal Year
2020	$43,239
2021	62,782
2022	56,447
2023	47,159
2024	36,199
Thereafter	77,534
Total minimum lease payments	323,360
Less: Amount representing interest	36,875
Present value of operating lease liabilities	$286,485

As of August 1, 2020, additional operating lease contracts that have not yet commenced are approximately $14 million.

Lease expense for the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019 was as follows (in thousands):

	Thirteen Weeks Ended August 1, 2020			Thirteen Weeks Ended August 3, 2019
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$14,886	$402	$15,288	$15,482	$381	$15,863
Variable lease expense	4,425	28	4,453	4,080	(2)	4,078
Total lease expense	$19,311	$430	$19,741	$19,562	$379	$19,941

	Twenty-Six Weeks Ended August 1, 2020			Twenty-Six Weeks Ended August 3, 2019
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$30,400	$803	$31,203	$30,941	$766	$31,707
Variable lease expense	8,244	50	8,294	7,945	41	7,986
Total lease expense	$38,644	$853	$39,497	$38,886	$807	$39,693

For the thirteen and twenty-six weeks ended August 3, 2019, we corrected an immaterial error of $3.1 million and $6.3 million, respectively, which consisted solely of an understatement of amounts disclosed for fixed operating lease expense and an overstatement of amounts disclosed for variable lease expense with no changes in reported total lease expense.

Supplemental lease information for the thirteen weeks ended August 1, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$20,446
Weighted average remaining lease term (in years)	5.9 years
Weighted average interest rate (1)	4.26%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate on date of adoption or at lease inception in determining the present value of future minimum payments.
Income Taxes
Our income tax benefit was $(7.8) million, or 39.3% of loss before taxes, compared to $3.7 million, or 27.1% of income before taxes for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively. The increase in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") enacted on March 27, 2020, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year. As a result of the operating losses being carried back, an income tax receivable of $2.3 million is included in receivables on the accompanying Consolidated Balance Sheet as of August 1, 2020.

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
Note 3: Marketable Securities
Marketable securities as of August 1, 2020 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at August 1, 2020, February 1, 2020 and August 3, 2019 (in thousands):

	August 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$9,973	$1	$9,974
Fixed income securities	5,965	—	5,965
	$15,938	$1	$15,939

	February 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,463	$293	$54,756
Fixed income securities	15,024	—	15,024
	$69,487	$293	$69,780

	August 3, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$49,411	$325	$49,736
Fixed income securities	12,677	—	12,677
	$62,088	$325	$62,413

We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Income (Loss).
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gains on investments	$302	$211	$554	$598

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
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. At August 1, 2020, the variable interest rate on these borrowings was based on LIBOR plus 75 basis points, or 0.9% per annum. On August 27, 2020, the interest rate remained at 0.9% per annum based on our choice of available LIBOR rates at that time. The line of credit is recorded as a current liability.
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
As of August 1, 2020, we were not in compliance with all of our covenants under our credit agreement, with respect to (i) the financial covenants related to our Fixed Coverage Ratio, Funded Debt to EBITDAR Ratio and minimum profitability, and (ii) the covenant that we pay any and all contractual store lease obligations when due on the basis of our non-payment of certain of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic, including for those stores closed to the public during June and July 2020. As of August 1, 2020, our Fixed Coverage Ratio was 0.8 to 1.0, our Funded Debt to EBITDAR Ratio was 4.9 and income before income taxes on a trailing 12-month basis was $(2.3) million. The Bank has provided a limited waiver with respect to all of the violations noted above.
In August 2019, we increased the standby letter of credit from $1.1 million to $1.3 million. The standby letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
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

Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's for all of Tilly's losses and expenses incurred in connection with this matter. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. In July 2020, we filed our opposition to the motion for class certification. The plaintiff’s reply brief in support of the motion for class certification is due in September 2020.  The court has not yet scheduled a hearing of the motion for class certification.  We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.
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

During the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 1, 2020, February 1, 2020 and August 3, 2019, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 1, 2020			February 1, 2020			August 3, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$128,036	$—	$—	$58,614	$—	$—	$51,677	$—	$—
Commercial paper	—	—	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	$—	$9,974	$—	$—	$54,756	$—	$—	$49,736	$—
Fixed income securities	—	5,965	—	—	15,024	—	—	12,677	—

(1) Excluding cash.

Impairment of Long-Lived Assets
An impairment is recorded on a long-lived asset used in operations whenever events or changes in circumstances indicate that the net carrying amounts for such asset may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets, a decision to relocate or permanently close a store, or significant changes in our business strategies.
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the twenty-six weeks ended August 1, 2020, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that ten of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded impairment charges of approximately $0.9 million to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	($ in thousands)
Carrying value of assets with impairment	$570	*	$903	*
Fair value of assets impaired	$—	*	$—	*
Number of stores tested for impairment	37	3	40	4
Number of stores with impairment	7	—	10	—
* Not applicable

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 1, 2020, there were 2,641,877 shares available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the twenty-six weeks ended August 1, 2020 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2020	1,993,187	$9.50
Granted	641,900	$4.23
Forfeited	(38,937)	$7.87
Expired	(2,813)	$11.33
Outstanding at August 1, 2020	2,593,337	$8.22	7.3	$1,131
Exercisable at August 1, 2020	1,249,943	$9.04	5.3	$—

(1)
Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $6.01 at August 1, 2020.

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
The fair values of stock options granted during the twenty-six weeks ended August 1, 2020 and August 3, 2019 were estimated on the grant date using the following assumptions:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Weighted average grant-date fair value per option granted	$2.11	$5.50
Expected option term (1)	5.3 years	5.0 years
Weighted average expected volatility factor (2)	57.3%	53.2%
Weighted average risk-free interest rate (3)	0.4%	2.4%
Expected annual dividend yield (4)	—%	—%

(1)	The expected option term of the awards represents the estimated time that options are expected to be outstanding based upon historical option data.

(2)	Stock volatility for each grant is measured using the historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.

(3)	The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.

(4)	We do not currently have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.

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

The following table summarizes the status of non-vested RSA changes during the twenty-six weeks ended August 1, 2020:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 1, 2020	51,920	$9.24
Granted	50,956	$6.28
Vested	(31,328)	$10.21
Nonvested at August 1, 2020	71,548	$6.71

Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Income (Loss) (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of goods sold	$141	$92	$287	$208
Selling, general and administrative expenses	367	454	722	867
Total share-based compensation expense	$508	$546	$1,009	$1,075

At August 1, 2020, there was $4.7 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.
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
The components of basic and diluted income (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$5,266	$9,284	$(12,129)	$9,961
Weighted average basic shares outstanding	29,694	29,505	29,686	29,487
Dilutive effect of stock options and restricted stock	6	173	—	252
Weighted average shares for diluted income per share	29,700	29,678	29,686	29,739
Basic income (loss) per share of Class A and Class B common stock	$0.18	$0.31	$(0.41)	$0.34
Diluted income (loss) per share of Class A and Class B common stock	$0.18	$0.31	$(0.41)	$0.33

The following stock options have been excluded from the calculation of diluted income (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock options	2,593	1,381	2,593	1,367
Restricted stock	51	11	72	—
Total	2,644	1,392	2,665	1,367

Note 9: Subsequent Events
As previously noted, the Company ended the second quarter of fiscal 2020 with 33 of its California-based stores temporarily closed as a result of government response to the COVID-19 pandemic. On August 28, 2020, the State of California issued new guidelines regarding the reopening of businesses in light of the ongoing pandemic, including significant restrictions on customer occupancy. In accordance with these new guidelines, the Company reopened 15 of these stores on August 31, 2020, six additional stores on September 1, 2020, one additional store on September 2, 2020, and two more additional stores on September 4, 2020. The Company continues to monitor the latest guidelines from local, state and federal governments and health organizations to determine when the remaining 9 of these stores may be able to reopen, but cannot predict with any certainty at this time when that may be.
At this time, the Company cannot predict with certainty its future customer traffic, comparable store net sales results, overall financial performance, the pace at which additional stores may be able to reopen, or whether re-opened stores or its e-commerce business will be allowed to remain open in the future as a result of the continuing impacts of the COVID-19 pandemic.

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of August 1, 2020, we operated 238 stores, including one RSQ-branded pop-up store in 33 states, averaging approximately 7,400 square feet per store, of which 33 California stores were temporarily closed as a result of government response to the COVID-19 pandemic, compared to 229 total stores, including three RSQ-branded pop-up stores, last year at this time, all of which were open to the public without restrictions on operating hours and customer traffic. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As described elsewhere in this Report, the COVID-19 pandemic has had far-reaching adverse impacts on many aspects of our business, both directly and indirectly, including on our operations generally, consumer behavior, store traffic, demands on our information technology and e-commerce capabilities, inventory and expense management, production capabilities, timing of deliveries, managing our workforce, our store configurations and operations upon reopening, and the market generally. The scope and nature of these impacts continue to evolve each day. The following is a summary of additional updates regarding our business subsequent to the end of the second quarter of fiscal 2020 ended August 1, 2020:

•	Net Sales Results for Fiscal August Ended August 29, 2020:
Our total net sales for fiscal August, which began on August 2, 2020, and ended on August 29, 2020, were $50.2 million, a decrease of $27.7 million or 35.6%, compared to $77.9 million for fiscal August last year. Net sales from physical stores, including all periods of store closures and net sales from new stores not yet open a full year, were $36.6 million, a decrease of $31.6 million or 46.3%, compared to $68.3 million for the comparable period last year. Net sales from e-commerce were $13.6 million, an increase of $4.0 million or 40.6%, compared to $9.6 million for the comparable period last year. Cumulative comparable store net sales in reopened stores have decreased 23.0% collectively since their respective reopening dates throughout the period from May 15, 2020, through September 7, 2020, compared to the respective comparable fiscal dates of last year.

•	Important Factors to Consider When Assessing Comparisons of Fiscal August Results:
•Net sales during the fiscal month of August have represented approximately 50% of our third quarter net sales for each of the past four fiscal years.
•In fiscal 2020, many school districts across the country have delayed back-to-school dates and adjusted some or all of their curriculum to an online or remote format, including in many of the markets in which our physical stores are located. This has resulted in a highly negative start to the third quarter of fiscal 2020 with respect to our comparable net sales. In fiscal 2019, the first two weeks of fiscal August were the two highest net sales volume weeks of the third quarter. During those two weeks last year, we generated net sales of $49.1 million compared to just $27.0 million during the first two weeks of August this year.
•Although comparable net sales remained highly negative for the rest of August compared to last year, results improved trend-wise from week to week as the month progressed.
•As of August 29, 2020, only 205 of our total 238 stores were open to the public due to the continued closure of 33 of our California-based stores as a result of government response to the COVID-19 pandemic. These closed stores represent 14% of our total store count, and accounted for approximately $22 million, or 14%, of our total net sales during the third quarter of fiscal 2019. On August 28, 2020, the State of California issued new guidelines regarding the reopening of businesses in light of the ongoing pandemic, including significant restrictions on customer occupancy. In accordance with these new guidelines, the Company reopened 15 of these stores on August 31, 2020, six additional stores on September 1, 2020, one additional store on September 2, 2020, and two additional stores on September 4, 2020. The Company continues to monitor the latest guidelines from local, state and federal governments and health organizations to determine when the remaining 9 of these stores may be able to reopen, but cannot predict with any certainty at this time when that may be. 8 of the 9 remaining closed stores are located in Los Angeles County.

•In light of continuing uncertainties surrounding the COVID-19 pandemic, including but not limited to its impacts on consumer behavior, our ability to continue to operate some or all of our stores or our e-commerce business at any point in time, and the adverse impacts on the back-to-school season so far this year, we are unable to reliably predict our future sales or earnings at this time.

•	Cash/Liquidity:
As of September 8, 2020, cash on hand, cash equivalents, and marketable securities totaled approximately $165.1 million, which includes $23.7 million borrowed under our credit facility and $13.2 million in aggregate withheld contractual store lease payments for stores closed to the public as a result of government response to the COVID-19 pandemic. Excluding borrowed cash and withheld store lease payments, our remaining cash on hand, cash equivalents, and marketable securities would have totaled approximately $128.2 million as of September 8, 2020, compared to approximately $162.5 million with no borrowings under our credit facility and no withheld lease payments as of September 10, 2019, the comparable fiscal date last year. Based on all currently available information, the Company believes that the combination of its cash, marketable securities, and credit facility availability will be more than sufficient to support its operations for at least the next twelve months.

•	Inventory Management:
We ended the second quarter of fiscal 2020 with merchandise inventories 8.9% below last year on a per square foot basis compared to the end of the second quarter of fiscal 2019. In anticipation of a much more unpredictable and challenging back-to-school and holiday season this year, we have reduced our future inventory commitments for physical stores significantly for the remainder of fiscal 2020. As a result, we currently expect our future inventories per square foot to remain below prior year levels for the remainder of fiscal 2020. However, there can be no guarantee that our inventory management efforts will be sufficient to keep our inventory levels consistent with the level of net sales declines in the future.

•	Capital Expenditures:
We currently expect to open two new stores during fiscal 2020, one in each of October and November. We currently anticipate total capital expenditures for fiscal 2020 for new stores and continuing customer-facing and other information technology enhancements to be in the range of approximately $8 million to $10 million.
The COVID-19 pandemic, and certain of the measures taken by us in response to it, have had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for us. While we anticipate that the foregoing impacts are temporary, we cannot predict the specific duration for which we may be impacted, and we may experience additional or further impacts from the COVID-19 pandemic, and/or elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to adjust our responses accordingly. The extent to which the COVID-19 pandemic and our response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. See also “Risk Factors” within our most recently filed Annual Report on Form 10-K.

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
Comparable Store Sales
Comparable store sales is a measure that indicates the change in year-over-year comparable store sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•	overall economic trends;

•	our ability to attract traffic to our stores and e-commerce platform;

•	our ability to identify and respond effectively to consumer preferences and fashion trends;

•	competition;

•	the timing of our releases of new and seasonal styles;

•	changes in our product mix;

•	pricing;

•	the level of customer service that we provide in stores and through our e-commerce platform;

•	our ability to source and distribute products efficiently;

•	calendar shifts of holiday or seasonal periods;

•	the number and timing of new store openings and the relative proportion of new stores to mature stores; and

•	the timing and success of promotional and advertising efforts.
Historically, our comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales this fiscal year are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of last year. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.

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
Operating Income (Loss)
Operating income (loss) equals gross profit less SG&A expenses. Operating income (loss) excludes interest income, interest expense and income taxes. Operating income (loss) percentage measures operating income (loss) as a percentage of our net sales.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019

Statements of Operations Data:
Net sales	$135,845	$161,738	$213,134	$292,041
Cost of goods sold	94,171	110,019	169,866	204,638
Gross profit	41,674	51,719	43,268	87,403
Selling, general and administrative expenses	33,965	39,609	63,960	75,147
Operating income (loss)	7,709	12,110	(20,692)	12,256
Other income, net	311	572	720	1,401
Income (loss) before income taxes	8,020	12,682	(19,972)	13,657
Income tax expense (benefit)	2,754	3,398	(7,843)	3,696
Net income (loss)	$5,266	$9,284	$(12,129)	$9,961

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3%	68.0%	79.7%	70.1%
Gross profit	30.7%	32.0%	20.3%	29.9%
Selling, general and administrative expenses	25.0%	24.5%	30.0%	25.7%
Operating income (loss)	5.7%	7.5%	(9.7)%	4.2%
Other income, net	0.2%	0.4%	0.3%	0.5%
Income (loss) before income taxes	5.9%	7.8%	(9.4)%	4.7%
Income tax expense (benefit)	2.0%	2.1%	(3.7)%	1.3%
Net income (loss)	3.9%	5.7%	(5.7)%	3.4%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating Data:
Stores operating at end of period	238	229	238	229
Comparable store sales change (1)	8.3%	0.6%	8.6%	1.4%
Total square feet at end of period (in thousands)	1,760	1,710	1,760	1,710
Average net sales per retail store (in thousands) (2)	$352	$606	$550	$1,102
Average net sales per square foot (2)	$48	$81	$74	$147
E-commerce revenues (in thousands) (3)	$51,987	$22,820	$82,323	$42,487
E-commerce revenues as a percentage of net sales	38.3%	14.1%	38.6%	14.5%

(1)
During fiscal 2019, our comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales for fiscal 2020 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue on loyalty program and e-commerce shipping and handling fee revenue.

(2)	E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per retail store.

(3)	E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Second Quarter (13 Weeks) Ended August 1, 2020 Compared to Second Quarter (13 Weeks) Ended August 3, 2019
Net Sales
Net sales were $135.8 million, a decrease of $25.9 million, or 16.0%, compared to $161.7 million last year. We began the second quarter with all 239 of our stores closed to the public as a result of the impacts of the COVID-19 pandemic. Beginning on May 15, 2020, we began reopening our stores in a phased approach. We reopened 144 of our stores during the second half of May, 88 more stores throughout the month of June, and 3 additional stores in early July to reach 235, or 98%, of total stores re-opened. Following California state order on July 13 regarding indoor malls, we had 33 of our California stores closed to the public for the remainder of the quarter. Net sales from physical stores for the second quarter of fiscal 2020 were $83.9 million, a decrease of $55.1 million or 39.6%, compared to $138.9 million for the second quarter of fiscal 2019. Net sales from stores represented 61.7% of total net sales for the quarter compared to 85.9% of total net sales last year. Net sales from e-commerce for the second quarter of fiscal 2020 were $52.0 million, an increase of $29.2 million or 127.8%, compared to $22.8 million for the second quarter of fiscal 2019. E-commerce net sales represented 38.3% of total net sales for the quarter compared to 14.1% last year.
Gross Profit
Gross profit was $41.7 million, a decrease of $10.0 million or 19.4%, compared to $51.7 million last year. Gross margin, or gross profit as a percentage of net sales, was 30.7% compared to 32.0% last year. Product margins improved 360 basis points as a percentage of net sales primarily due to significantly better regular priced selling upon the reopening of stores. Buying, distribution and occupancy costs deleveraged by 490 basis points collectively against lower total sales. Occupancy costs deleveraged 270 basis points as a percentage of net sales, despite being $0.4 million lower than last year, against lower total net sales. Distribution costs deleveraged 200 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping charges of $3.0 million resulting from a greater volume of e-commerce orders. Buying costs deleveraged 20 basis points as a percentage of net sales.
Selling, General and Administrative Expenses
SG&A expenses were $34.0 million, or 25.0% of net sales, compared to $39.6 million, or 24.5% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(3.2)%	$(7.5)	Decrease in store payroll and benefits primarily due to temporary store closures related to COVID-19 and reduced staffing levels upon reopening of stores.
3.3%	3.9	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
0.4%	(2.0)	Net change in all other SG&A expenses.
0.5%	$(5.6)	Total
Operating Income
Operating income was $7.7 million, or 5.7% of net sales, compared to operating income of $12.1 million, or 7.5% of net sales, last year. The decrease in operating income was primarily due to the impact of the COVID-19 pandemic and the other changes noted above.
Income Tax Expense
Income tax expense was $2.8 million, or 34.3% of income before taxes, compared to $3.4 million, or 26.8% of income before taxes, last year. Income tax expense for both periods includes certain discrete items associated with stock-based award activity. The increase in the effective income tax rate for fiscal 2020 is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 (the "CARES Act"), which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year.
Net Income and Income Per Diluted Share
Net income was $5.3 million, or $0.18 per diluted share, compared to net income of $9.3 million, or $0.31 per diluted share, last year as result of the factors noted above.
First Half (26 Weeks) Ended August 1, 2020 Compared to First Half (26 Weeks) Ended August 3, 2019
Net Sales
Net sales were $213.1 million, a decrease of $(78.9) million, or (27.0)%, compared to $292.0 million last year. All 239 of our stores were closed to the public effective March 18, 2020, in response to the COVID-19 pandemic and remained closed to the public until reopened as noted above. Net sales from physical stores were $130.8 million, a decrease of $118.7 million or

47.6%, compared to $249.6 million last year. Net sales from stores represented 61.4% of total net sales compared to 85.5% of total net sales last year. Net sales from e-commerce were $82.3 million, an increase of $39.8 million or 93.8% compared to approximately $42.5 million last year. E-commerce net sales represented 38.6% of total net sales compared to 14.5% last year.
Gross Profit
Gross profit was $43.3 million, a decrease of $44.1 million, or 50.5%, compared to $87.4 million last year. Gross margin, or gross profit as a percentage of net sales, was 20.3% compared to 29.9% last year. Product margins decreased 50 basis points as a percentage of net sales primarily due to increased markdowns. Occupancy costs deleveraged 600 basis points as a percentage of net sales, despite being $0.8 million lower than last year, against lower total net sales. Distribution costs deleveraged 280 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping charges of $3.9 million resulting from a greater volume of e-commerce orders. Buying costs deleveraged 40 basis points as a percentage of net sales despite being flat in dollars compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $64.0 million, a decrease of $11.2 million, or 14.9%, compared to $75.1 million last year. As a percentage of net sales, SG&A expenses were 30.0% compared to 25.7% last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(1.1)%	$(12.4)	Decrease in store payroll and benefits primarily due to temporary store closures related to COVID-19 and reduced staffing levels upon reopening of stores.
3.4%	5.2	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
2.0%	(4.0)	Net change in all other SG&A expenses.
4.3%	$(11.2)	Total
Operating (Loss) Income
Operating loss was $(20.7) million, or (9.7)% of net sales, compared to operating income of $12.3 million, or 4.2% of net sales, last year. The decrease in operating results was primarily attributable to the significant COVID-19 pandemic impacts on our business as noted above.
Income Tax (Benefit) Expense
Income tax benefit was $(7.8) million, or 39.3% of loss before taxes, compared to income tax expense of $3.7 million, or 27.1% of income before taxes, last year. Income tax (benefit) expense for both periods includes certain discrete items associated with employee stock-based award activity. The increase in the effective income tax rate for fiscal 2020 is primarily due to the anticipated benefit from the CARES Act, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year.
Net (Loss) Income and (Loss) Income Per Share
Net loss was $(12.1) million, or $(0.41) per share, compared to net income of $10.0 million, or $0.33 per diluted share, last year, primarily due to the significant COVID-19 pandemic impacts on our business noted above.

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

Working Capital
Working capital at August 1, 2020, was $61.6 million compared to $63.6 million at February 1, 2020, a decrease of $2.0 million. The changes in our working capital during the first half of fiscal 2020 were as follows:

$ millions	Description
$63.6	Working capital at February 1, 2020
(2.0)
Decrease in working capital due to lower cash and marketable securities, excluding $23.7 million in cash borrowed under the credit facility, as a result of lower net sales resulting from the impacts of the COVID-19 pandemic on our business.

$61.6	Working capital at August 1, 2020
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
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. At August 1, 2020, the variable interest rate on these borrowings was based on LIBOR plus 75 basis points, or 0.9% per annum. On August 27, 2020, the interest rate remained at 0.9% per annum based on our choice of available LIBOR rates at that time. The line of credit is recorded as a current liability.
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
As of August 1, 2020, we were not in compliance with all of our covenants under our credit agreement, with respect to (i) the financial covenants related to our Fixed Coverage Ratio, Funded Debt to EBITDAR Ratio and minimum profitability, and (ii) the covenant that we pay any and all contractual store lease obligations when due on the basis of our non-payment of certain of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic, including for those stores closed to the public during June and July 2020. As of August 1, 2020, our Fixed Coverage Ratio was 0.8 to 1.0, our Funded Debt to EBITDAR Ratio was 4.9 and income before income taxes on a trailing 12-month basis was $(2.3) million. We are currently in discussions with the Bank to amend the credit agreement to obtain covenant relief with respect to these covenants.
In August 2019, we increased the standby letter of credit from $1.1 million to $1.3 million. The standby letter of credit was established for security against insurance claims, as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.

Impact of CARES Act on Company Liquidity
On March 27, 2020, President Trump signed into law the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts the CARES Act may have on our business. We anticipate that we may benefit from the net operating loss carryback provision, which may enable us to recover certain income taxes paid during prior tax years, and certain payroll tax deferrals. Due to the uncertainty surrounding the COVID-19 pandemic and its impacts on our business, we cannot estimate any specific tax benefits from the CARES Act at this time beyond the income tax benefit for the second quarter of fiscal 2020 disclosed above within "Income Tax (Benefit)/Expense".
Cash Flow Analysis
A summary of operating, investing and financing activities for the first half of fiscal 2020 compared to the first half of fiscal 2019 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Net cash provided by operating activities	$18,843	$14,085
Net cash provided by investing activities	49,977	9,530
Net cash used in financing activities	(6,002)	(29,387)
Net increase (decrease) in cash and cash equivalents	$62,818	$(5,772)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows used in operating activities were $18.8 million this year compared to $14.1 million last year. The $4.8 million increase in cash provided by operating activities was primarily due to the timing of accounts payable payments, partially offset by lower net sales associated with the temporary closure of some or all of our stores in response to the COVID-19 pandemic throughout the quarter and reduced net sales from reopened stores compared to last year as a result of significant declines in customer traffic.
Net Cash Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $50.0 million this year compared to $9.5 million last year. Net cash provided by investing activities in the first half of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $70.2 million, partially offset by purchases of marketable securities of $16.0 million and capital expenditures totaling $4.3 million. Net cash provided by investing activities during the first half of fiscal 2019 consisted of proceeds from the maturities of marketable securities of $76.5 million, partially offset by purchases of marketable securities of $62.1 million and capital expenditures totaling $4.8 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings under our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $6.0 million this year compared to $29.4 million last year. Financing activities in the first half of fiscal 2020 consisted of dividends paid of $29.7 million, partially offset by $23.7 million in borrowings under our line of credit, which was the maximum amount available thereunder. Financing activities in the first half of fiscal 2019 consisted of dividends paid of $29.5 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million, partially offset by $0.2 million in proceeds from stock option exercises.
Contractual Obligations
As of August 1, 2020, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 1, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 1, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under PAGA against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's for all of Tilly's losses and expenses incurred in connection with this matter. We have defended this case vigorously, and will continue to do so.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. In July 2020, we filed our opposition to the motion for class certification. The plaintiff’s reply brief in support of the motion for class certification is due in September 2020.  The court has not yet scheduled a hearing of the motion for class certification. We have defended this case vigorously, and will continue to do so.
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
We remain subject to a number of material risks related to the ongoing COVID-19 pandemic, and our performance upon reopening our stores may not be indicative of our future performance.
The COVID-19 pandemic is ongoing and our business may be further materially and adversely affected by its impacts, including the potential occurrence of a “second wave” or periods of increased spread of COVID-19 in markets in which we operate, new or additional restrictions imposed by federal, state, and local governments in response to the COVID-19 pandemic, or changes in consumer spending or purchasing habits resulting from economic and other effects of the COVID-19 pandemic on our customers. These impacts are likely to affect our business more significantly the longer we are exposed to the risks posed by the COVID-19 pandemic, and especially in the event of a “second wave”. In addition, reopening stores that have been closed as a result of government response to COVID-19 may subject us to additional risks, including with respect to reduced store traffic and profitability relative to corresponding operating costs, additional costs or liabilities related to implementing and complying with health and safety measures or other restrictions and increased risks of infection for our customers and employees. To date, we have had to significantly alter certain aspects of our operations during the COVID-19 pandemic, including imposing significant restrictions on customer traffic, reducing store operating hours, and implementing various health and safety measures. These alterations to our operations may continue to adversely affect our customers’ in-store experiences, our sales and our operations.
As a result of the foregoing, we cannot predict with certainty our future customer traffic, our comparable store net sales results, our overall financial performance, the pace at which additional stores may be able to reopen, or whether reopened stores will be allowed to remain open in the future, nor can we ensure that the results upon reopening our stores will be indicative of our future performance.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011).

3.2	Second Amended and Restated Bylaws of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).

4.1
Form of Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on April 23, 2012).

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

101
Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	September 8, 2020
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 8, 2020
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)