Form 10-Q
period 2020-10-31
TILLY'S, INC.
filed 2020-12-10
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of December 9, 2020, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,474,839
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 31, 2020

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
For more information on the recent and anticipated impacts of the COVID-19 pandemic on our business and our actions taken in response thereto, please see "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Known or Anticipated Trends".

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the COVID-19 pandemic generally, and on our operations, or our future financial or operational results, including with respect to our ability to reopen and keep stores open, e-commerce operations, cash and liquidity, payroll and inventory management, and our ability to realize any cost savings and manage expected capital expenditures;
•our ability to successfully open new stores and profitably operate our existing stores;
•our ability to attract customers to our e-commerce website;
•our ability to efficiently utilize our e-commerce fulfillment center;
•effectively adapting to new challenges associated with our expansion into new geographic markets;
•our ability to establish, maintain and enhance a strong brand image;
•generating adequate cash from our stores to support our growth;
•identifying and responding to new and changing customer fashion preferences and fashion-related trends;
•competing effectively in an environment of intense competition both in stores and online;
•containing the increase in the cost of mailing catalogs, paper and printing;
•the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;
•our ability to attract customers in the various retail venues and geographies in which our stores are located;
•our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;
•adapting to declines in consumer confidence and decreases in consumer spending;
•our ability to adapt to significant changes in sales due to the seasonality of our business;
•our ability to compete in social media marketing platforms;
•price reductions or inventory shortages resulting from failure to purchase the appropriate amount of inventory in advance of the season in which it will be sold;
•natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;
•changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;
•our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices;
•increases in costs of energy, transportation or utility costs and in the costs of labor and employment;
•our ability to balance proprietary branded merchandise with the third-party branded merchandise we sell;
•most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions;
•failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•our ability to effectively adapt to growth in our business and any planned expansion;
•failure of our information technology systems to support our current and growing business;
•disruptions in our supply chain and distribution center;
•our indebtedness and lease obligations, including restrictions on our operations contained therein;
•our reliance upon independent third-party transportation providers for certain of our product shipments;

•our ability to increase comparable store sales or sales per square foot, which may cause our operations and stock price to be volatile;
•disruptions to our information systems in the ordinary course or as a result of systems upgrades;
•our inability to protect our trademarks or other intellectual property rights;
•epidemics, pandemics, acts of war, terrorism or civil unrest;
•the impact of governmental laws and regulations and the outcomes of legal proceedings;
•our ability to secure the personal financial information of our customers and comply with the security standards for the credit card industry;
•our failure to maintain adequate internal controls over our financial and management systems; and
•continuing costs incurred as a result of being a public company.
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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$99,309	$70,137	$67,596
Marketable securities	25,987	69,780	62,476
Receivables	11,397	7,485	9,060
Merchandise inventories	65,936	56,901	70,337
Prepaid expenses and other current assets	5,557	4,561	6,499
Total current assets	208,186	208,864	215,968
Operating lease assets	235,369	263,649	255,776
Property and equipment, net	54,756	66,176	70,568
Other assets	9,150	7,951	2,521
Total assets	$507,461	$546,640	$544,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,245	$20,562	$37,461
Accrued expenses	21,984	20,755	19,482
Deferred revenue	11,051	11,761	8,521
Accrued compensation and benefits	10,096	7,190	7,487
Dividends payable	—	29,677	—
Current portion of operating lease liabilities	62,747	55,321	54,512
Total current liabilities	142,123	145,266	127,463
Noncurrent operating lease liabilities	214,052	240,755	234,885
Other	80	718	942
Total liabilities	356,255	386,739	363,290
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,474, 22,323 and 22,077 shares issued and outstanding, respectively	22	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,406 and 7,526 shares issued and outstanding, respectively	8	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	154,894	153,377	151,711
(Accumulated deficit) Retained earnings	(3,736)	6,280	29,684
Accumulated other comprehensive income	18	214	118
Total stockholders’ equity	151,206	159,901	181,543
Total liabilities and stockholders’ equity	$507,461	$546,640	$544,833
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$140,275	$154,780	$353,409	$446,821
Cost of goods sold (includes buying, distribution, and occupancy costs)	99,615	107,609	269,481	312,247
Gross profit	40,660	47,171	83,928	134,574
Selling, general and administrative expenses	37,122	39,467	101,082	114,614
Operating income (loss)	3,538	7,704	(17,154)	19,960
Other (expense) income, net	(28)	911	692	2,312
Income (loss) before income taxes	3,510	8,615	(16,462)	22,272
Income tax expense (benefit)	1,397	2,227	(6,446)	5,923
Net income (loss)	$2,113	$6,388	$(10,016)	$16,349
Basic income (loss) per share of Class A and Class B common stock	$0.07	$0.22	$(0.34)	$0.55
Diluted income (loss) per share of Class A and Class B common stock	$0.07	$0.21	$(0.34)	$0.55
Weighted average basic shares outstanding	29,708	29,529	29,693	29,501
Weighted average diluted shares outstanding	29,810	29,759	29,693	29,745
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$2,113	$6,388	$(10,016)	$16,349
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	17	(119)	(196)	(108)
Other comprehensive (loss) income, net of tax	17	(119)	(196)	(108)
Comprehensive income (loss)	$2,130	$6,269	$(10,212)	$16,241
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568
Net income	—	—	—	—	2,113	—	2,113
Class B common stock converted to Class A common stock	60	(60)
Share-based compensation expense	—	—	—	508	—	—	508
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	17	17
Balance at October 31, 2020	22,474	7,306	$30	$154,894	$(3,736)	$18	$151,206

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 3, 2019	21,980	7,586	$30	$150,877	$23,296	$237	$174,440
Net income	—	—	—	—	6,388	—	6,388
Class B common stock converted to Class A common stock	60	(60)	—	—	—	—	—
Share-based compensation expense	—	—	—	573	—	—	573
Exercises of stock options	37	—	—	261	—	—	261
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(119)	(119)
Balance at November 2, 2019	22,077	7,526	$30	$151,711	$29,684	$118	$181,543

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(10,016)	—	(10,016)
Restricted stock	51	—	—	—	—	—	—
Class B common stock converted to Class A common stock	100	(100)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,517	—	—	1,517
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(196)	(196)
Balance at October 31, 2020	22,474	7,306	$30	$154,894	$(3,736)	$18	$151,206

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	16,349	—	16,349
Restricted stock	70	—	—	—	—	—	—
Taxes paid in lieu of shares issued for stock-based compensation	(8)	—	—	(85)	—	—	(85)
Class B common stock converted to Class A common stock	318	(318)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,648	—	—	1,648
Exercises of stock options	55	—	1	411	—	—	412
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(108)	(108)
Balance at November 2, 2019	22,077	7,526	$30	$151,711	$29,684	$118	$181,543

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities
Net (loss) income	$(10,016)	$16,349
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,571	15,330
Share-based compensation expense	1,517	1,648
Impairment of long-lived assets	929	—
Loss on disposal of assets	67	584
Gain on sales and maturities of marketable securities	(685)	(1,391)
Deferred income taxes	(1,142)	(470)
Changes in operating assets and liabilities:
Receivables	(3,912)	1,716
Merchandise inventories	(9,035)	(14,528)
Prepaid expenses and other current assets	1,912	(1,045)
Accounts payable	16,130	12,901
Accrued expenses	2,392	(1,740)
Deferred revenue	(710)	(1,852)
Accrued compensation and benefits	2,906	(1,443)
Operating lease liabilities	6,109	(1,555)
Net cash provided by operating activities	21,033	24,504
Cash flows from investing activities
Purchases of property and equipment	(6,395)	(10,636)
Purchases of marketable securities	(30,946)	(96,810)
Maturities of marketable securities	75,157	111,504
Net cash provided by investing activities	37,816	4,058
Cash flows from financing activities
Proceeds from line of credit	23,675	—
Repayment of line of credit	(23,675)	—
Dividends paid	(29,677)	(29,453)
Proceeds from exercise of stock options	—	412
Taxes paid in lieu of shares issued for share-based compensation	—	(85)
Net cash used in financing activities	(29,677)	(29,126)
Change in cash and cash equivalents	29,172	(564)
Cash and cash equivalents, beginning of period	70,137	68,160
Cash and cash equivalents, end of period	$99,309	$67,596
Supplemental disclosures of cash flow information
Interest paid	$182	$13
Income taxes paid	$857	$9,028
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,246	$4,239
Leased assets obtained in exchange for new operating lease liabilities	$11,999	$328,795
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 238 stores, including one RSQ-branded pop-up store and one RSQ Skate store, in 33 states as of October 31, 2020. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended October 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the uncertainties surrounding the impacts of the COVID-19 pandemic. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 ("fiscal 2019").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2020 refer to the fiscal year ending January 30, 2021. References to the fiscal quarters or first nine months ended October 31, 2020 and November 2, 2019 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Retail stores	$104,546	$132,067	$235,358	$381,621
E-commerce	35,729	22,713	118,051	65,200
Total net sales	$140,275	$154,780	$353,409	$446,821
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Mens	36%	35%	35%	34%
Womens	26%	23%	27%	25%
Accessories	16%	19%	16%	18%
Footwear	12%	12%	13%	13%
Boys	5%	7%	5%	6%
Girls	4%	4%	4%	4%
Outdoor	1%	—%	—%	—%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Third-party	73%	75%	75%	74%
Proprietary	27%	25%	25%	26%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of October 31, 2020, February 1, 2020 and November 2, 2019, our reserve for sales returns was $1.5 million, $1.4 million and $1.3 million, respectively.

We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.4 million, $9.3 million and $6.4 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.7 million and $8.1 million for the thirteen and thirty-nine week periods ended October 31, 2020, respectively, and $3.0 million and $11.0 million for the thirteen and thirty-nine week periods ended November 2, 2019, respectively. For the thirteen weeks ended October 31, 2020 and November 2, 2019, the opening gift card balance was $7.7 million and $6.6 million, respectively, of which $1.2 million and $1.4 million, respectively, was recognized as revenue during the period. For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the opening gift card balance was $9.3 million and $8.7 million, respectively, of which $3.7 million and $4.6 million, respectively, was recognized as revenue during the period.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program includes the ability for customers to redeem their awards instantly rather than build up to an award over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of points earned and estimated redemptions. The deferred revenue for this program was $3.6 million, $2.4 million and $2.1 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively. The value of points redeemed through our loyalty program was $1.9 million and $4.2 million for the thirteen and thirty-nine week periods ended October 31, 2020, respectively, and $2.0 million and $3.7 million for the thirteen and thirty-nine week periods ended November 2, 2019, respectively. For the thirteen weeks ended October 31, 2020 and November 2, 2019, the opening loyalty program balance was $1.7 million and $1.8 million, respectively, of which $0.5 million and $0.1 million, respectively, was recognized as revenue during the period. For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the opening loyalty program balance was $2.4 million and $1.7 million, respectively, of which $1.6 million and $0.4 million, respectively, was recognized as revenue during the period.
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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we have elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were and are unable to operate such stores. As of October 31, 2020, withheld contractual lease payments totaled $12.4 million in the aggregate. We are currently in the process of negotiating COVID-19-related lease concessions for these stores. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have reached agreements in full or in principle with respect to lease concessions covering approximately 90% of our total stores at this time. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. We have considered the Financial Accounting Standards Board's (“FASB”) recent guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. During each of the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019, we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended October 31, 2020, and November 2, 2019, we incurred rent expense of $0.1 million and $0.3 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019, we incurred rent expense of $0.2 million and $0.7 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease expires on October 31, 2021.
The maturity of operating lease liabilities as of October 31, 2020 were as follows (in thousands):

Fiscal Year
2020	$25,619
2021	63,700
2022	57,131
2023	48,687
2024	37,940
Thereafter	82,030
Total minimum lease payments	315,107
Less: Amount representing interest	38,308
Present value of operating lease liabilities	$276,799

As of October 31, 2020, additional operating lease contracts that have not yet commenced are approximately $8.6 million. Further, additional operating lease contract modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $4.7 million.

Lease expense for the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019 was as follows (in thousands):

	Thirteen Weeks Ended October 31, 2020			Thirteen Weeks Ended November 2, 2019
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$14,829	$409	$15,238	$15,634	$381	$16,015
Variable lease expense	4,663	12	4,675	4,379	14	4,393
Total lease expense	$19,492	$421	$19,913	$20,013	$395	$20,408

	Thirty-Nine Weeks Ended October 31, 2020			Thirty-Nine Weeks Ended November 2, 2019
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$45,229	$1,212	$46,441	$46,575	$1,147	$47,722
Variable lease expense	12,907	62	12,969	12,324	55	12,379
Total lease expense	$58,136	$1,274	$59,410	$58,899	$1,202	$60,101

For the thirteen and thirty-nine weeks ended November 2, 2019, we corrected an immaterial error of $2.9 million and $9.2 million, respectively, which consisted solely of an understatement of amounts disclosed for fixed operating lease expense and an overstatement of amounts disclosed for variable lease expense with no changes in reported total lease expense.

Supplemental lease information for the thirteen weeks ended October 31, 2020 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$36,694
Weighted average remaining lease term (in years)	5.8 years
Weighted average interest rate (1)	4.64%
(1) Since our leases do not provide an implicit rate, we used an incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments. From our adoption of ASC 842 during Q1 FY2019 through Q2 FY2020, the IBR used was obtained from our financial institution. Beginning in Q3 FY2020, the IBR used was obtained from an independent third-party valuation firm.
Income Taxes
Our income tax benefit was $6.4 million, or 39.2% of loss before taxes, compared to income tax expense of $5.9 million, or 26.6% of income before taxes for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively. The increase in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") enacted on March 27, 2020, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year. As a result of the operating losses being carried back, an income tax receivable of $1.8 million is included in receivables on the accompanying Consolidated Balance Sheet as of October 31, 2020.
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
Note 3: Marketable Securities
Marketable securities as of October 31, 2020 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at October 31, 2020, February 1, 2020 and November 2, 2019 (in thousands):

	October 31, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$24,950	$25	$24,975
Fixed income securities	1,012	—	1,012
	$25,962	$25	$25,987

	February 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$54,463	$293	$54,756
Fixed income securities	15,024	—	15,024
	$69,487	$293	$69,780

	November 2, 2019
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial paper	$39,586	$162	$39,748
Fixed income securities	22,728	—	22,728
	$62,314	$162	$62,476
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Income (Loss).
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gains on investments	$—	$428	$554	$1,026
Note 4: Line of Credit
As of October 31, 2020, our previous amended and restated credit agreement (as amended, the "Prior Credit Agreement") with Wells Fargo Bank, N.A. (the "Bank") provided for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings was selected at our discretion at the time of draw between the London Interbank Offered Rate ("LIBOR"), plus 0.75%, or at the Bank’s prime rate. The agreement allowed for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 12, 2020 and February 27, 2019, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit was secured by substantially all of our assets. As a sub-feature under the Prior Credit Agreement, the Bank could also issue stand-by and/or commercial letters of credit up to $15.0 million.
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. In September 2020, we repaid all of the borrowings under the revolving credit facility and, as a result, we had no debt outstanding under the revolving credit facility as of October 31, 2020.
We were required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants required certain levels of profitability, leverage and assets, such as: (i) income before income taxes not less than $1.0 million, calculated at the end of each fiscal quarter on a trailing 12-month basis; (ii) a maximum "Funded Debt to EBITDAR" ratio of 4.00 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense; (iii) a minimum "Fixed Charge Coverage Ratio" not less than 1.25 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, with the ratio defined as (a) EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense; (iv) minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter; and (v) not more than $50.0 million in allowable investments in fixed assets in any fiscal year. In addition, pursuant to the terms of our revolving credit facility, we are required to pay any and all indebtedness, obligations, assessments and taxes when due, subject to certain limitations.
As of October 31, 2020, we were not in compliance with our covenants under our the Prior Credit Agreement, with respect to (i) the financial covenants related to our Fixed Coverage Ratio, Funded Debt to EBITDAR Ratio and minimum profitability, and (ii) the covenant that we pay any and all contractual store lease obligations when due on the basis of our non-payment of certain of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic, including for those stores closed to the public during June and July 2020. As of October 31, 2020, our Fixed Coverage Ratio was 0.7 to 1.0, our Funded Debt to EBITDAR Ratio was 5.2 and income before income taxes on a trailing 12-month basis was $(7.4) million. The Bank provided a limited waiver with respect to all of the violations noted above.
In September 2020, we increased the standby letter of credit from $1.3 million to $2.0 million. The standby letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
On November 9, 2020, we entered into a credit agreement (the "New Credit Agreement") with the Bank, which replaced the Prior Credit Agreement which was terminated concurrently therewith. See "Note 9: Subsequent Events" for more information.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify Tilly's for all of Tilly's losses and expenses incurred in connection with this matter. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under Accounting Standards Codification, or ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. In July 2020, we filed our opposition to the motion for class certification. In September 2020, the plaintiff filed her reply brief in support of the motion for class certification. In October 2020, the court denied plaintiff’s motion for class certification. We have defended this case vigorously, and will continue to do

so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as either available-for-sale or held-to-maturity securities, and certain cash equivalents, specifically money market securities, commercial paper and bonds. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party entities.
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
During the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 31, 2020, February 1, 2020 and November 2, 2019, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 31, 2020			February 1, 2020			November 2, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$93,045	$—	$—	$58,614	$—	$—	$62,340	$—	$—
Commercial paper	—	—	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	$—	$24,975	$—	$—	$54,756	$—	$—	$39,748	$—
Fixed income securities	—	1,012	—	—	15,024	—	—	22,728	—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirty-nine weeks ended October 31, 2020, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that fourteen of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded impairment charges of approximately $0.9 million to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	($ in thousands)
Carrying value of assets with impairment	$26	*	$929	*
Fair value of assets impaired	$—	*	$—	*
Number of stores tested for impairment	34	3	52	4
Number of stores with impairment	2	—	12	—
* Not applicable
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 31, 2020, there were 2,560,506 shares available for future issuance under the 2012 Plan.
Stock Options
We grant stock options to certain employees that give them the right to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The non qualified options vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates, and expire ten years from the date of grant.
The following table summarizes the stock option activity for the thirty-nine weeks ended October 31, 2020 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2020	1,993,187	$9.50
Granted	671,900	$4.38
Forfeited	(49,687)	$7.83
Expired	(18,126)	$12.22
Outstanding at October 31, 2020	2,597,274	$8.19	7.1	$1,239
Exercisable at October 31, 2020	1,310,880	$9.03	5.3	$41

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $6.14 at October 31, 2020.

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
The fair values of stock options granted during the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted average grant-date fair value per option granted	$4.04	$4.52	$2.19	$5.10
Expected option term (1)	5.7 years	5.0 years	5.3 years	5.0 years
Weighted average expected volatility factor (2)	59.9%	54.5%	57.5%	53.8%
Weighted average risk-free interest rate (3)	0.3%	1.6%	0.4%	2.1%
Expected annual dividend yield (4)	—%	—%	—%	—%
(1)The expected option term of the awards represents the estimated time that options are expected to be outstanding based upon historical option data.
(2)Stock volatility for each grant is measured using the historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.
(3)The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
(4)We do not currently have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.
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

The following table summarizes the status of non-vested RSA changes during the thirty-nine weeks ended October 31, 2020:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 1, 2020	51,920	$9.24
Granted	50,956	$6.28
Vested	(31,328)	$10.21
Nonvested at October 31, 2020	71,548	$6.71
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Income (Loss) (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of goods sold	$147	$129	$434	$337
Selling, general and administrative expenses	361	444	1,083	1,311
Total share-based compensation expense	$508	$573	$1,517	$1,648

At October 31, 2020, there was $4.2 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.6 years.
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
The components of basic and diluted income (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$2,113	$6,388	$(10,016)	$16,349
Weighted average basic shares outstanding	29,708	29,529	29,693	29,501
Dilutive effect of stock options and restricted stock	102	230	—	244
Weighted average shares for diluted income per share	29,810	29,759	29,693	29,745
Basic income (loss) per share of Class A and Class B common stock	$0.07	$0.22	$(0.34)	$0.55
Diluted income (loss) per share of Class A and Class B common stock	$0.07	$0.21	$(0.34)	$0.55

The following stock options have been excluded from the calculation of diluted income (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock options	1,503	1,652	2,597	1,652
Restricted stock	—	11	72	—
Total	1,503	1,663	2,669	1,652

Note 9: Subsequent Events
On November 9, 2020, we entered into a credit agreement (the “New Credit Agreement”) with the Bank, which replaced the Prior Credit Agreement which was terminated concurrently therewith. No borrowings were outstanding under the Prior Credit Agreement as of the closing date or as of December 1, 2020.
The New Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on letters of credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The New Credit Agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our company.
The maximum borrowings permitted under the revolving facility is equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base is equal to (a) 90% of the borrowers’ eligible credit card receivables, plus (b) 90% of the cost of the borrowers’ eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrowers’ eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the closing date, we were eligible to borrow up to a total of $40.1 million under the revolving facility. As of the closing date, we had no outstanding borrowings under the New Credit Agreement and the only utilization of the letters of credit sub limit under the New

Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the closing date to the New Credit Agreement.
The unused portion of the revolving commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. Borrowings under the revolving facility bear interest at a rate per annum that ranges from the LIBOR rate plus 2.0% to the LIBOR rate plus 2.25%, or the base rate plus 1.0% to the base rate plus 1.25%, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. We may elect to apply either the LIBOR rate or base rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the base rate shall apply.
Under the New Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the closing date, we are prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the closing date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
In connection with the entry into the New Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the agent, and (ii) a guaranty by us in favor of the agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3, 2012, by us in favor of the bank, which were all terminated concurrently with the termination of the Prior Credit Agreement.

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls. We offer an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys started operations in 1982, when Hezy Shaked and Tilly Levine opened our first store in Orange County, California. As of October 31, 2020, we operated 238 stores, including one RSQ-branded pop-up store and one RSQ Skate store in 33 states, averaging approximately 7,400 square feet per store, compared to 232 total stores, including one RSQ-branded pop-up store, last year at this time, all of which were open to the public without restrictions on operating hours and customer traffic. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As described elsewhere in this Report, the COVID-19 pandemic has had far-reaching adverse impacts on many aspects of our business, both directly and indirectly, including on our operations generally, consumer behavior, store traffic, demands on our information technology and e-commerce capabilities, inventory and expense management, production capabilities, timing of deliveries, managing our workforce, our store configurations and operations upon reopening, and the market generally. The scope and nature of these impacts continue to evolve each day. The following is a summary of additional updates regarding our business subsequent to the end of the fiscal quarter ended October 31, 2020 (unless otherwise stated, the information provided is through December 1, 2020):
•Quarter-to-Date Comparable Net Sales Results through December 1, 2020:
Our quarter-to-date comparable net sales for the fourth quarter of fiscal 2020 through December 1, 2020, were $56.0 million, a slight decrease of $0.3 million or 0.6%, compared to $56.3 million through December 3, 2019, which is the comparable fiscal date last year.
•Comparable net sales from physical stores, including all periods of store closures, were $36.7 million, a decrease of $6.1 million or 14.2%, compared to $42.8 million for the comparable period last year. Store traffic decreased by 29% compared to the corresponding period of last year, partially offset by a high single-digit percentage increase in conversion rate and a low double-digit percentage increase in average transaction value.
•Net sales from e-commerce were $19.3 million, an increase of $5.7 million or 42.4%, compared to $13.5 million for the comparable period last year.
•The results of operations noted above thus far in the fourth quarter of fiscal 2020 are not necessarily indicative of results to be expected for the fourth quarter as a whole, especially in light of the uncertainties surrounding the impacts of the COVID-19 pandemic, including but not limited to our ability to continue operating some or all of our stores or e-commerce, significant restrictions on store customer traffic and operating hours, anticipated reductions in consumer spending, and higher unemployment compared to last year's fourth quarter.
•Cash/Liquidity:
As of December 2, 2020, cash on hand, cash equivalents, and marketable securities totaled $138.6 million, including an aggregate of $4.4 million of withheld store lease payments and no debt outstanding, compared to $143.7 million and no withheld store lease payments or debt outstanding as of December 4, 2019, which is the comparable fiscal date last year. Based on all available current information, we believe the combination of our cash, marketable securities, and credit facility availability will be sufficient to support our operations for at least the next twelve months.
•Inventory Management:
Merchandise inventories as of the end of the third quarter of fiscal 2020 were 7.4% below comparable inventory levels as of the end of the third quarter of fiscal 2019 on a per square foot basis. In anticipation of a much more unpredictable and challenging holiday season this year, we have reduced our future inventory commitments for physical stores significantly for the remainder of fiscal 2020. As a result, we currently expect our future inventories per square foot to remain at or below prior year levels for the remainder of fiscal 2020. However, there can be no guarantee that our inventory management efforts will be sufficient to keep our inventory levels consistent with the level of any net sales declines in the future.

•Capital Expenditures:
We opened two new stores during fiscal 2020, one in each of October and November. We currently anticipate total capital expenditures for fiscal 2020 for new stores and continuing customer-facing and other information technology enhancements to be approximately $8 million. We currently expect to open 7 new stores during fiscal 2021 which were originally signed and planned for opening during fiscal 2020, but were deferred upon agreement with the respective landlords. We currently expect total capital expenditures for fiscal 2021 not to exceed $20 million.
The COVID-19 pandemic, and certain of the measures taken by us in response to it, have had, and we expect will continue to have, material adverse impacts on our current business, financial condition and results of operations, and may create additional risks for us. While we anticipate that the foregoing impacts are temporary, we cannot predict the specific duration for which we may be impacted, and we may experience additional or further impacts from the COVID-19 pandemic, and/or elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors, particularly in light of the recent significant increases in the number of COVID-19 cases across the United States, and corresponding actions that have been taken or that may be taken in response thereto. We expect to continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to adjust our responses accordingly. The extent to which the COVID-19 pandemic and our response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. See also “Risk Factors” within our most recently filed Annual Report on Form 10-K.
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
Comparable Store Sales
Comparable store sales is a measure that indicates the change in year-over-year comparable store sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

•overall economic trends;
•our ability to attract traffic to our stores and e-commerce platform;
•our ability to identify and respond effectively to consumer preferences and fashion trends;
•competition;
•the timing of our releases of new and seasonal styles;
•changes in our product mix;
•pricing;
•the level of customer service that we provide in stores and through our e-commerce platform;
•our ability to source and distribute products efficiently;
•calendar shifts of holiday or seasonal periods;
•the number and timing of new store openings and the relative proportion of new stores to mature stores; and
•the timing and success of promotional and advertising efforts.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Statements of Operations Data:
Net sales	$140,275	$154,780	$353,409	$446,821
Cost of goods sold	99,615	107,609	269,481	312,247
Gross profit	40,660	47,171	83,928	134,574
Selling, general and administrative expenses	37,122	39,467	101,082	114,614
Operating income (loss)	3,538	7,704	(17,154)	19,960
Other income, net	(28)	911	692	2,312
Income (loss) before income taxes	3,510	8,615	(16,462)	22,272
Income tax expense (benefit)	1,397	2,227	(6,446)	5,923
Net income (loss)	$2,113	$6,388	$(10,016)	$16,349

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.0%	69.5%	76.3%	69.9%
Gross profit	29.0%	30.5%	23.7%	30.1%
Selling, general and administrative expenses	26.5%	25.5%	28.6%	25.7%
Operating income (loss)	2.5%	5.0%	(4.9)%	4.5%
Other income, net	0.0%	0.6%	0.2%	0.5%
Income (loss) before income taxes	2.5%	5.6%	(4.7)%	5.0%
Income tax expense (benefit)	1.0%	1.4%	(1.8)%	1.3%
Net income (loss)	1.5%	4.1%	(2.8)%	3.7%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating Data:
Stores operating at end of period	238	232	238	232
Comparable store sales change (1)	(1.4)%	3.1%	4.3%	2.0%
Total square feet at end of period (in thousands)	1,753	1,732	1,753	1,732
Average net sales per retail store (in thousands) (2)	$439	$571	$987	$1,661
Average net sales per square foot (2)	$60	$77	$134	$223
E-commerce revenues (in thousands) (3)	$35,729	$22,713	$118,051	$65,200
E-commerce revenues as a percentage of net sales	25.5%	14.7%	33.4%	14.6%
(1)During fiscal 2019, our comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales for fiscal 2020 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue on loyalty program and e-commerce shipping and handling fee revenue.

(2)E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per retail store.
(3)E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.
Third Quarter (13 Weeks) Ended October 31, 2020 Compared to Third Quarter (13 Weeks) Ended November 2, 2019
Net Sales
Net sales were $140.3 million, a decrease of $14.5 million, or 9.4%, compared to $154.8 million for the corresponding period last year. These results were negatively influenced by the delayed back-to-school dates this year, restrictions on store customer traffic and operating hours, and the government-mandated closure of 33 California stores for a portion of the third quarter. Compared to the respective fiscal months of last year, August net sales decreased by 35%, followed by a 22% increase in September net sales and a 10% increase in October net sales.
•Net sales from physical stores were $104.6 million, a decrease of $27.5 million or 20.8%, compared to $132.1 million for the corresponding period last year. Store traffic decreased by 34% compared to last year's third quarter, partially offset by a low double-digit percentage increase in conversion rate and a high single-digit percentage increase in average transaction value. Net sales from stores represented 74.5% of total net sales compared to 85.3% of total net sales for the corresponding period last year. The Company ended the third quarter of fiscal 2020 with 238 total stores, including one RSQ-branded pop-up store and one RSQ Skate store, all of which were open to the public with restrictions on operating hours and customer traffic in light of the ongoing pandemic. This compares to 232 total stores, including one RSQ-branded pop-up store, all of which were open without restrictions, for the corresponding period last year.
•Net sales from e-commerce were $35.7 million, an increase of $13.0 million or 57.3% compared to approximately $22.7 million for the corresponding period last year. E-commerce net sales represented 25.5% of total net sales compared to 14.7% for the corresponding period last year.
Gross Profit
Gross profit was $40.7 million, a decrease of $6.5 million or 13.8%, compared to $47.2 million for the corresponding period last year. Gross margin, or gross profit as a percentage of net sales, was 29.0% compared to 30.5% for the corresponding period last year. Product margins improved 70 basis points as a percentage of net sales primarily due to improved full-price selling on e-commerce and reduced markdowns overall compared to last year. Buying, distribution and occupancy costs deleveraged by 220 basis points collectively against lower total sales. Distribution costs deleveraged 120 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping costs of $1.5 million resulting from a greater volume of e-commerce orders. Occupancy costs deleveraged 110 basis points as a percentage of net sales despite being reduced by $1.0 million. Buying costs leveraged 10 basis points as a percentage of net sales
Selling, General and Administrative Expenses
SG&A expenses were $37.1 million, or 26.5% of net sales, compared to $39.5 million, or 25.5% of net sales, for the corresponding period last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.7)%	$(2.7)	Decrease in store payroll and benefits primarily due to temporary store closures related to COVID-19 and reduced staffing levels upon reopening of stores.
1.9%	2.3	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
1.2%	1.7	Sales tax assessment received from the State of California after quarter end, relating to the 2015-2017 period (currently disputed by the Company)
(0.9)%	(1.2)	Payroll tax credit from the Coronavirus Aid, Relief, and Economic Stimulus Act (the "CARES Act")
(0.5)%	(2.4)	Net change in all other SG&A expenses.
1.0%	$(2.3)	Total
Operating Income
Operating income was $3.5 million, or 2.5% of net sales, compared to operating income of $7.7 million, or 5.0% of net sales, for the corresponding period last year. The decrease in operating income was primarily due to the impact of the COVID-19 pandemic noted above.

Income Tax Expense
Income tax expense was $1.4 million, or 39.8% of income before taxes, compared to $2.2 million, or 25.9% of income before taxes, for the corresponding period last year. Income tax expense for both periods includes certain discrete items associated with stock-based award activity. The increase in the effective income tax rate for fiscal 2020 is primarily due to the anticipated benefit from the CARES Act, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than the current year.
Net Income and Income Per Diluted Share
Net income was $2.1 million, or $0.07 per diluted share, compared to net income of $6.4 million, or $0.21 per diluted share, for the corresponding period last year as result of the factors noted above.
Thirty-Nine Weeks Ended October 31, 2020     Compared to Thirty-Nine Weeks Ended November 2, 2019
Net Sales
Net sales were $353.4 million, a decrease of $93.4 million, or 20.9%, compared to $446.8 million for the corresponding period last year primarily as a result of the various periods of store closures resulting from the impact of the COVID-19 pandemic.
•Net sales from physical stores were $235.3 million, a decrease of $146.3 million or 38.3%, compared to $381.6 million for the corresponding period last year. In terms of total available store operating days in fiscal 2020, physical stores were open for 50% of the first quarter, 65% of the second quarter, and 94% of the third quarter. Net sales from stores represented 66.6% of total net sales compared to 85.4% of total net sales for the corresponding period last year.
•Net sales from e-commerce were $118.1 million, an increase of $52.9 million or 81.1% compared to approximately $65.2 million for the corresponding period last year. E-commerce net sales represented 33.4% of total net sales compared to 14.6% for the corresponding period last year.
Gross Profit
Gross profit was $83.9 million, a decrease of $50.6 million, or 37.6%, compared to $134.6 million for the corresponding period last year. Gross margin, or gross profit as a percentage of net sales, was 23.7% compared to 30.1% for the corresponding period last year. Product margins were flat compared to the corresponding period last year. Occupancy costs deleveraged 400 basis points as a percentage of net sales, despite being reduced by $1.8 million compared to and having six additional stores compared to the corresponding period last year. Distribution costs deleveraged 220 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping charges of $5.4 million resulting from a greater volume of e-commerce orders. Buying costs deleveraged 20 basis points as a percentage of net sales.
Selling, General and Administrative Expenses
SG&A expenses were $101.1 million, a decrease of $13.5 million, or 11.8%, compared to $114.6 million for the corresponding period last year. As a percentage of net sales, SG&A expenses were 28.6% compared to 25.7% for the corresponding period last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(1.3)%	$(16.3)	Decrease in store payroll and benefits primarily due to temporary store closures related to COVID-19 and reduced staffing levels upon reopening of stores.
2.8%	7.4	Increase in marketing and fulfillment costs associated with e-commerce net sales growth.
1.4%	(4.6)	Net change in all other SG&A expenses.
2.9%	$(13.5)	Total
Operating (Loss) Income
Operating loss was $(17.2) million, or (4.9)% of net sales, compared to operating income of $20.0 million, or 4.5% of net sales, for the corresponding period last year. The decrease in operating results was primarily attributable to the significant COVID-19 pandemic impacts on our business as noted above.
Income Tax (Benefit) Expense
Income tax benefit was $(6.4) million, or 39.2% of loss before taxes, compared to income tax expense of $5.9 million, or 26.6% of income before taxes, for the corresponding period last year. Income tax (benefit) expense for both periods includes certain discrete items associated with employee stock-based award activity. The increase in the effective income tax rate for fiscal 2020 is primarily due to the anticipated benefit from the CARES Act, as noted above.

Net (Loss) Income and (Loss) Income Per Share
Net loss was $(10.0) million, or $(0.34) per diluted share, compared to net income of $16.3 million, or $0.55 per diluted share, for the corresponding period last year, primarily due to the significant COVID-19 pandemic impacts on our business noted above.

Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels with existing cash on hand, marketable securities and cash flows from operations.
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report), we believe that cash flows from operating activities, our cash and marketable securities on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the filing of this Report. If cash flows from operations are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
Working Capital
Working capital at October 31, 2020, was $66.1 million compared to $63.6 million at February 1, 2020, a decrease of $2.5 million. The changes in our working capital during the first three quarters of fiscal 2020 were as follows:

$ millions	Description
$63.6	Working capital at February 1, 2020
2.5	Increase in working capital due to timing of accounts payable payments.
$66.1	Working capital at October 31, 2020
Line of Credit
As of October 31, 2020, our previous amended and restated credit agreement ( as amended, the "Prior Credit Agreement") with Wells Fargo Bank, N.A. (the "Bank") provided for a $25.0 million revolving line of credit with a maturity date of January 31, 2023. The interest rate charged on borrowings was selected at our discretion at the time of draw between the London Interbank Offered Rate ("LIBOR"), plus 0.75%, or at the Bank’s prime rate. The agreement allowed for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 12, 2020 and February 27, 2019, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit was secured by substantially all of our assets. As a sub-feature under the Prior Credit Agreement, the Bank could also issue stand-by and/or commercial letters of credit up to $15.0 million.
In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. In September 2020, we repaid all of the borrowings under the revolving credit facility, and as a result, we had no debt outstanding under the revolving credit facility as of October 31, 2020.
We were required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants required certain levels of profitability, leverage and assets, such as: (i) income before income taxes not less than $1.0 million, calculated at the end of each fiscal quarter on a trailing 12-month basis; (ii) a maximum "Funded Debt to EBITDAR" ratio of 4.00 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense; (iii) a minimum "Fixed Charge Coverage Ratio" not less than 1.25 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, with the ratio defined as (a) EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense; (iv) minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter; and (v) not more than $50.0 million in allowable investments in fixed assets in any fiscal year. In addition, pursuant to the terms of our revolving credit facility, we are required to pay any and all indebtedness, obligations, assessments and taxes when due, subject to certain limitations.

As of October 31, 2020, we were not in compliance with our covenants under the Prior Credit Agreement, with respect to (i) the financial covenants related to our Fixed Coverage Ratio, Funded Debt to EBITDAR Ratio and minimum profitability, and (ii) the covenant that we pay any and all contractual store lease obligations when due on the basis of our non-payment of certain of our contractual rental obligations pursuant to our store leases during the COVID-19 pandemic, including for those stores closed to the public during June and July 2020. As of October 31, 2020, our Fixed Coverage Ratio was 0.7 to 1.0, our Funded Debt to EBITDAR Ratio was 5.2 and income before income taxes on a trailing 12-month basis was $(7.4) million. The Bank provided a limited waiver with respect to all of the violations noted above.
In September 2020, we increased the standby letter of credit from $1.3 million to $2.0 million. The standby letter of credit was established for security against insurance claims as required by our workers' compensation insurance policy.  There has been no activity or borrowings under this letter of credit since its inception.
On November 9, 2020, we entered into a credit agreement (the "New Credit Agreement") with the Bank, which replaced the Prior Credit Agreement which was terminated concurrently therewith. No borrowings were outstanding under the Prior Credit Agreement as of the closing date or as of December 1, 2020.
The New Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on letters of credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The credit agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our company.
The maximum borrowings permitted under the revolving facility is equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base is equal to (a) 90% of the borrowers’ eligible credit card receivables, plus (b) 90% of the cost of the borrowers’ eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrowers’ eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the closing date, we were eligible to borrow up to a total of $40.1 million under the revolving facility. As of the closing date, we had no outstanding borrowings under the New Credit Agreement and the only utilization of the letters of credit sub limit under the New Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the closing date to the New Credit Agreement.
The unused portion of the revolving commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. Borrowings under the revolving facility bear interest at a rate per annum that ranges from the LIBOR rate plus 2.0% to the LIBOR rate plus 2.25%, or the base rate plus 1.0% to the base rate plus 1.25%, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. We may elect to apply either the LIBOR rate or base rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the base rate shall apply.
Under the New Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the closing date, we are prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the closing date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
In connection with the entry into the New Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the agent, and (ii) a guaranty by us in favor of the agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3, 2012, by us in favor of the bank, which were all terminated concurrently with the termination of the Prior Credit Agreement. In addition, on November 8, 2020, we and the agent entered into a limited waiver letter, pursuant to which the agent waived compliance with certain covenants under the Prior Credit Agreement for the fiscal quarter ending October 31, 2020.

Impact of CARES Act on Company Liquidity
The CARES Act, which was signed into law on March 27, 2020, includes, among other things, provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts the CARES Act may have on our business. We anticipate that we may benefit from the net operating loss carryback provision, which may enable us to recover certain income taxes paid during prior tax years, and certain payroll tax deferrals. Due to the uncertainty surrounding the COVID-19 pandemic and its impacts on our business, we cannot estimate any specific tax benefits from the CARES Act at this time beyond the income tax benefit for the third quarter of fiscal 2020 disclosed above within "Income Tax (Benefit)/Expense".
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirty-nine weeks of fiscal 2020 compared to the thirty-nine weeks of fiscal 2019 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$21,033	$24,504
Net cash provided by investing activities	37,816	4,058
Net cash used in financing activities	(29,677)	(29,126)
Net increase (decrease) in cash and cash equivalents	$29,172	$(564)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $21.0 million this year compared to $24.5 million last year. The $3.5 million decrease in cash provided by operating activities was primarily due to lower net sales associated with the temporary closure of some or all of our stores in response to the COVID-19 pandemic throughout the quarter and reduced net sales from reopened stores compared to last year as a result of significant declines in customer traffic, partially offset by the timing of accounts payable payments and payments associated with accrued expenses and operating lease liabilities.
Net Cash Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $37.8 million this year compared to $4.1 million last year. Net cash provided by investing activities in the first three quarters of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $75.2 million, partially offset by purchases of marketable securities of $30.9 million and capital expenditures totaling $6.4 million. Net cash provided by investing activities during the first three quarters of fiscal 2019 consisted of proceeds from the maturities of marketable securities of $111.5 million, partially offset by purchases of marketable securities of $96.8 million and capital expenditures totaling $10.6 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $29.7 million this year compared to $29.1 million last year. Financing activities in the first three quarters of fiscal 2020 consisted of dividends paid of $29.7 million and $23.7 million in both borrowings and repayments under our line of credit. Financing activities in the first three quarters of fiscal 2019 consisted of dividends paid of $29.5 million and taxes paid in lieu of shares issued for share-based compensation of $0.1 million partially offset by $0.4 million in proceeds from stock option exercises.
Contractual Obligations
As of October 31, 2020, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 31, 2020, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. Other Information
Item 1. Legal Proceedings
The information contained in “Note 5: Commitments and Contingencies” to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 for a detailed discussion of the risks that affect our business. Except as supplemented by the additional risk factor below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.
We remain subject to a number of material risks related to the ongoing COVID-19 pandemic, and our performance upon reopening our stores may not be indicative of our future performance.
The COVID-19 pandemic is ongoing and our business may be further materially and adversely affected by its impacts, including the occurrence of a “second wave” or periods of increased spread of COVID-19 in markets in which we operate, new or additional restrictions imposed by federal, state, and local governments in response to the COVID-19 pandemic, or changes in consumer spending or purchasing habits resulting from economic and other effects of the COVID-19 pandemic on our customers. These impacts are likely to affect our business more significantly the longer we are exposed to the risks posed by the COVID-19 pandemic, and especially in the event of a “second wave”. In addition, reopening stores that have been closed as a result of government response to COVID-19 may subject us to additional risks, including with respect to reduced store traffic and profitability relative to corresponding operating costs, additional costs or liabilities related to implementing and complying with health and safety measures or other restrictions and increased risks of infection for our customers and employees. To date, we have had to significantly alter certain aspects of our operations during the COVID-19 pandemic, including imposing significant restrictions on customer traffic, reducing store operating hours, and implementing various health and safety measures. These alterations to our operations may continue to adversely affect our customers’ in-store experiences, our sales and our operations.
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

10.1
Credit Agreement, dated November 9, 2020, by and among World of Jeans & Tops, Tilly’s, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020).

10.2
Security Agreement, dated November 9, 2020, by and among World of Jeans & Tops, Tilly’s, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020).

10.3	Guaranty, dated November 9, 2020, of Tilly’s, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 9, 2020
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 9, 2020
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)