Form 10-K
period 2021-01-30
TILLY'S, INC.
filed 2021-04-01
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of July 31, 2020, the last business day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $132,012,919 based on the closing price of the registrant's common stock of $6.01 per share at July 31, 2020.
As of March 31, 2021, the registrant had 22,773,496 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders to be held June 9, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
As of the date of filing of this Annual Report on Form 10-K (this “Report”), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of Tilly’s, Inc. (the “Company, “we,” “our” or “us”), directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. The pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
In light of these uncertainties, for purposes of this Report, except where otherwise indicated, the descriptions of our business, our strategies, our risk factors, and any other forward-looking statements, including regarding us, our business and the market generally, do not reflect the potential impact of the pandemic or our responses thereto. In addition, the disclosures contained in this Report are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. For further information, please see “Risk Factors” and “Forward-Looking Statements.”
Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the pandemic generally, and on our operations, future financial or operational results, including with respect to our ability to keep stores open and e-commerce operational, cash and liquidity, payroll and inventory management, and our ability to realize cost savings and manage expected capital expenditures;
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
•generating adequate cash from our existing stores to support our growth;
•identifying and responding to new and changing customer fashion preferences and fashion-related trends;
•competing effectively in an environment of intense competition both in stores and online;
•adjusting to increasing costs of mailing catalogs, paper and printing;
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
•natural disasters, unusually adverse weather conditions, port delays, boycotts, epidemics, pandemics, acts of war, terrorism, civil unrest, and other unanticipated events;
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
•our ability to effectively adapt to our planned expansion;
•failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
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
•disruptions to our information systems in the ordinary course of business or as a result of systems upgrades;
•our inability to protect our trademarks or other intellectual property rights;
•the impact of governmental laws and regulations and the outcomes of legal proceedings;
•our ability to secure our data and comply with the security standards for the credit card industry;
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 238 stores in 33 states as of January 30, 2021. Our stores are located in a variety of retail centers, including malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature substantially the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984, the business has been conducted through World of Jeans & Tops, a California corporation, or "WOJT", which operates under the name "Tillys". In May 2011, Tilly's, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering. As part of the initial public offering in May 2012, WOJT became a wholly owned subsidiary of Tilly's, Inc.
As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us", and "Tillys" refer to World of Jeans & Tops before our initial public offering, and to Tilly's, Inc. and its subsidiary after our initial public offering.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2020" refers to the fiscal year ended January 30, 2021; "fiscal 2019" refers to the fiscal year ended February 1, 2020; and "fiscal 2018" refers to the fiscal year ended February 2, 2019.
Our Strengths
We believe that the following strengths contribute to our success and distinguish us from our competitors:
•Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of lifestyle and emerging third-party brands, as well as proprietary brands. Our merchandise includes a wide assortment of relevant brands, styles, colors, sizes, and price points to ensure our customers have a variety of choices every time they visit our stores. We offer a balanced mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys, and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of relevant brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers.
•Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and offer several trends simultaneously, offer a greater range of price points, and manage our inventories more dynamically. By closely monitoring trends and shipping product to our stores multiple times per week, we are able to adjust our merchandise mix based on store size and location. We also keep our merchandise mix relevant by introducing emerging brands and new merchandise from established brands not available at many other retailers. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website.
•Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in a variety of retail centers and geographies. We operate stores in malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations across 82 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.
•Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We offer an integrated digital platform for our customers to shop how and when they like, and to drive further connection with them. We partner and collaborate with our vendors on exclusive, compelling in-store events, digital new customer acquisition, and contests to build credibility with our target customers, actively involve them in our brands, and enhance the connection between Tillys and our customers' active lifestyle. We have a growing customer loyalty program, “Tilly’s Rewards”, to further engage with our customers, reward our most loyal customers, provide loyalty only events, and gain valuable customer insights. From time to time, we distribute catalogs and postcards to potential and existing customers to familiarize them with the Tillys brand, our products, and to drive traffic to our stores and website. We use social media to communicate directly with our customers while also encouraging customers to interact with one another and provide feedback on our events and products. We also look to partner with social media stars and influencers to drive brand awareness. All of these programs are complemented by digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. We also seek to maintain a connection with our local communities through our various community outreach initiatives.
•Systems and distribution/fulfillment infrastructure to support growth. We have previously made investments in distribution, fulfillment and allocation infrastructure that we believe are adequate to support continued growth for a number of years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. We believe our distribution and fulfillment infrastructure can support significant growth in our stores and e-commerce platform with minimal incremental capital investment.
•Experienced management team. Our senior management team, led by Hezy Shaked and Edmond Thomas, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Chief Strategy Officer, plays an important role in developing our long-term growth initiatives and cultivating our unique culture. Mr. Thomas, our President and Chief Executive Officer, has over 30 years of retail industry experience.
Growth Strategy
Subject to our ongoing evaluation of the COVID-19 pandemic and its impacts on our business (as further described elsewhere in this Report), we are pursuing several strategies to drive long-term sales and profitability, including:
•Drive Comparable Store Sales Growth. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. We continue to enhance our existing loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.
•Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through scale efficiencies and continued process improvements. We believe comparable store sales increases will permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, upgraded e-commerce platform, and in-store point-of-sale system. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.
•Continue Growing E-Commerce. Our e-commerce net sales represented approximately 33% of our total net sales for fiscal 2020 and 16% of our total net sales for fiscal 2019. We believe that a significant portion of this increase was driven by changing consumer behaviors associated with the pandemic, including as a result of the temporary shutdown of all of our stores beginning in mid-March 2020 in response thereto and the staggered reopening of those stores with government-mandated restrictions on customer traffic and reduced operating hours throughout the remainder of the fiscal year. Notwithstanding these impacts of the pandemic, we believe that significant growth opportunities continue to exist for our e-commerce business. We believe our e-commerce platform is an extension of our brand and retail stores, and we seek to maintain an extensive selection of our newest and best merchandise assortments online, providing our customers with a seamless shopping experience. Our e-commerce platform allows us to reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states and the District of Columbia although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In recent years, we have invested in a new point-of-sale system in stores, an upgraded e-commerce website platform, and a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center, allowing customers to place orders online for in-store or curbside pickup, or to have items shipped to them from our stores. We have also partnered with Afterpay and Postmates to offer our customers greater flexibility in payment options and delivery convenience. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key factors we expect to drive growth may include continuing our catalog, online and mobile application marketing efforts, enhancing the efficiency and responsiveness of our digital capabilities, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles. We also expect to continue to expand digital marketing efforts, customer loyalty, and build brand awareness in the communities surrounding our existing stores to drive growth in both brick-and-mortar and e-commerce sales.
•Improve Inventory Management. We continue to improve our operating results through more refined micro-merchandising tactics based on specific store and online characteristics. We regularly update individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates online versus stores to identify opportunities for inventory efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can continue to improve our net sales results.
•Develop Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We also offer same-day delivery and curbside pickup options from a large majority of our stores. We continue to further enhance our omni-channel capabilities by seeking to offer a ship-to-store ordering option for our e-commerce customers. We believe these omni-channel capabilities will drive additional traffic to our stores and increase sales opportunities with customers who come to the store to pick up their online orders.
•Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We have remodeled or refreshed approximately 90% of our stores in recent years, and intend to continue to do so in the future to keep the shopping experience associated with the Tillys brand updated and compelling for our customers.
•Real Estate Opportunities. With 238 total stores at the end of fiscal 2020, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. We currently expect to open seven new stores during fiscal 2021 which had been originally signed and planned for opening during fiscal 2020. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have approximately 34 lease decisions to make during fiscal 2021, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if acceptable levels of profitability cannot be obtained through occupancy negotiations with landlords, particularly in light of the ongoing COVID-19 pandemic.
Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear and accessories that best represent their active, outdoor and social lifestyle. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points, and manage our inventories more dynamically. We offer a mix of merchandise for young men, young women, boys and girls across the apparel, footwear and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, small electronics and accessories, handbags, watches, jewelry, and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 74%, 75% and 75% of our total net sales in fiscal 2020, 2019 and 2018, respectively. In fiscal 2020, our proprietary RSQ brand was our top selling brand overall and accounted for approximately 11% of our total net sales, while Vans (a third-party brand) and our proprietary Full Tilt brand accounted for 8% and 6% of our total net sales, respectively. No other brand, whether third-party or proprietary, exceeded 5% of our total net sales during fiscal 2020.

Selected third-party brands (in alphabetical order) include:
Adidas            BDG            Billabong        Birkenstock
Brixton            Champion        Converse        Diamond Supply
Dickies            Dr. Martens        Ethika            Free People
G-Shock            Herschel Supply Co.    HUF            Hurley
Hydro Flask        Jansport            Levi's            Neff
Nike SB            O'Neill            Obey            Primitive
RayBan            Riot Society        Rip Curl            Roxy
RVCA            Salty Crew        Santa Cruz        Spy
Stance            The North Face        Vans            Volcom

We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 26%, 25% and 25% of our total net sales in fiscal 2020, 2019 and 2018, respectively.
Examples of our proprietary brands include:

Brand	Category
Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel and accessories brand for young men and boys

Apparel, beauty and fragrance brand for young women

Apparel for girls

Apparel for young women

Fragrance brand for young men

Apparel and accessories for young women
We believe that our extensive selection of merchandise, from established and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our image as a destination for the most sought-after apparel, footwear and accessories.

Merchandise Purchasing
Our merchandising team is organized by category and product type under our Senior Vice President, General Merchandising Manager and includes divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers.
Our purchasing approach focuses on product relevance, quality, fit, availability, cost and speed of production in order to provide timely frequent delivery of merchandise to our stores. Our purchasing group and planning and allocation team are highly coordinated and maintain a disciplined buying strategy.
To ensure a relevant assortment, our teams:
•perform comprehensive analysis of sales trends for both stores and e-commerce;
•constantly seek out new emerging brands, while maintaining close partnerships with existing brands;
•utilize trend and color forecasting services;
•attend trade shows and youth culture events;
•conduct store visits to gather feedback from our customers and staff; and
•maintain market and consumer insight through shopping trends of leading retailers, direct competitors and relevant social media influencers.
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
Planning and Allocation
We have developed inventory planning and allocation processes to support our merchandising strategies. Working closely with our merchandise purchasing team, the planning and allocation team utilizes a disciplined approach to buying, forecasting, inventory control and allocation. Our planning and allocation team continually analyzes inventory levels and sell-through data to regularly adjust the assortment at each store and the inventory levels for our company as a whole. Our broad third-party vendor base allows us to shift merchandise purchases to react quickly to changing consumer preferences and market conditions. Furthermore, the vendor base for our proprietary products provides us flexibility to develop our own branded products to quickly address emerging fashion trends and provide a deeper selection of styles, colors, and price points for proven fashion items. We modify our merchandising mix based upon store size, the season, and consumer preferences in different parts of the country. We are also able to react quickly to changing customer needs because we ship merchandise to our stores multiple times per week. Finally, we coordinate closely with our visual merchandise managers and marketing group in order to manage inventory levels in connection with our promotions and seasonality.
Stores
As of January 30, 2021, we operated 238 stores in 33 states averaging approximately 7,400 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $1.5 million per store, or $202 per square foot, in fiscal 2020.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2020	2019	2018
Regional Mall	136	139	131
Off-Mall (1)	87	86	83
Outlet	15	15	15
	238	240	229
(1)Includes lifestyle centers, "power" centers, community centers, and street-front locations.

The table below shows the total number of stores by state as of January 30, 2021:

State	Number of Stores	State	Number of Stores
Arizona	19	New Jersey	7
California	98	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	2
Illinois	7	Oregon	2
Indiana	5	Pennsylvania	4
Kansas	1	Rhode Island	1
Maryland	1	South Dakota	1
Massachusetts	4	Tennessee	3
Michigan	3	Texas	16
Minnesota	2	Utah	4
Missouri	2	Virginia	3
Nebraska	1	Washington	4
New Hampshire	2	Wisconsin	3
Nevada	6
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, outdoor and social lifestyle. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multitasking lifestyles. We do this by blending the most relevant brands and styles with music videos, product-related visuals, and a dedicated team of store associates. Our associates share the same passion as our customers for action sports, music, art and fashion, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demos, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating excitement for our brand.
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2016	3	4	223
2017	2	6	219
2018	16	6	229
2019	14	3	240
2020	2	4	238
	37	23
We currently expect to open seven new stores during fiscal 2021 which had been originally signed and planned for opening during fiscal 2020. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, clustering to build brand awareness. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We may also close a limited number of stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.

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
We believe Tillys is a place where people have a voice, will be heard, and have bias-free opportunities. Accordingly, our work place is built upon the foundation of equity and inclusion where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back, and empowering others. In this regard, the Company aims to be an inclusive reflection of its customers, employees, and business partners. Pay equity, without regard for race or gender, is a base line component of this focus on equity and inclusion.
As a result of the pandemic, we have health and safety measures in place and implemented new operating standards and procedures in order to keep employees and customers at all levels of Tillys as safe as possible. For example, we have established safety protocols, limitations on non-essential business travel, and daily health and safety screenings that include temperature checks and health screening questions for every employee upon entry into any of our stores, distribution centers or corporate offices. All employees are provided with personal protective equipment according to their tasks and hygiene conditions. Employees that are not needed on-site, including certain corporate employees, are encouraged to work remotely with additional technical support and resources provided as needed.
E-Commerce
Our e-commerce platform generated total net sales of $173 million during fiscal 2020, or 32.6% of our total net sales. We believe our digital platform is an extension of our brand and retail stores and we seek to maintain an extensive selection of our newest and best merchandise assortments online at any point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia even though we have brick-and-mortar stores in only 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides substantially the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online, including our catalog, postcards, marketing materials in our retail stores, search engine marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:
•Loyalty Program. We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be used towards purchase of merchandise. Once an award is earned, our loyalty program allows customers to redeem their award instantly towards the purchase of merchandise or to continue to build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. We are actively engaging with customers through Tilly's Rewards and offering loyalty members-only events and offerings. We are also using the data and information provided by loyalty members to personalize the experience to the user and improve the communication and offering. We plan to continue to further enhance this program during fiscal 2021.
•Email Marketing. We utilize email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We periodically send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings. We personalize emails and communications to customers and audiences.
•Digital Marketing. We use digital marketing to drive new customers to Tillys.com and the Tillys stores. We use multiple forms of digital advertising, including Pay Per Click, Display, Retargeting, Social and Affiliate Marketing. We continue to invest in digital marketing to grow our digital business. We are also partnering with brands in co-op marketing to grow awareness and increase brand sales.
•Social Media. Our customers rely heavily on the opinions of their peers, often expressed through social media. We engage on a variety of social medial platforms to communicate directly with our customers, while allowing customers to interact with one another, and provide feedback on the products they care about and our company. Our influencer strategy, in support of driving brand awareness and growth, is designed to connect customers to key categories, trends, and activities in an authentic way.
•Brand Partnerships. We partner and collaborate with our vendors for exclusive events such as autograph signings, in-store performances, contests, demos, online marketing, giveaways, shopping sprees and VIP trips. We organize a variety of events, many involving musicians, celebrities and athletes in the entertainment, music and action sports industries. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic way.
•Catalog and Postcards. We view our print-format catalog and postcards and our digital-format catalog primarily as sales and marketing tools to drive online and store traffic from both existing and new customers. We also believe our marketing materials reinforce the Tillys brand and showcase our comprehensive selection of products in settings designed to reflect our brand’s lifestyle image. We send these marketing materials, which include coupons that can be redeemed at stores or online, to the customers in our database several times a year, primarily around key shopping periods such as spring break, back-to-school, and the winter holidays.
•Community Outreach. Through our “We Care Program” and in partnership with our vendors, we support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores. We also support Tilly’s Life Center ("TLC"), a non-profit foundation started by our co-founder, Tilly Levine, which provides underprivileged youth a healthy and caring environment to help create a well-defined sense of self, cultivate community mindedness, and release negative emotional stress. We have given our customers the opportunity to support TLC with point-of-sale donations by allowing them to elect to "round up" their purchases to the nearest dollar and donate the rounded up portion to TLC.
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
We have recently implemented new point-of-sale, order management, and customer relationship management systems through an end-to-end, cloud-based suite of technology additions, which included a re-platforming of our e-commerce website to a cloud-based, more cost-effective solution. We believe that these enhancements have improved customer engagement, increased sales opportunities, enhanced our real-time inventory visibility and order management, facilitated seamless omni-channel execution integrated across mobile devices and stores, and allowed for effective customer relations management capabilities. We plan to further upgrade our e-commerce platform and mobile application during fiscal 2021.
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
Trademarks
“Ambitious”, “Blue Crown”, "Destined", “Division 7”, “Eldon”, “Full Tilt”, “Full Tilt Sport”, ”Full Tilt Swim”, “Girl in Motion”, “If it’s not here...it’s not happening”, “Infamous”, “Ivy + Main”, “RSQ”, "RSQ by Tillys", “#RSQME”, “Sky and Sparrow”, “Tilly's”, “Tilly’s Clothing & Shoes”, "Tilly's Clothing Shoes Accessories, “Vindicated”, “West of Melrose”, “White Fawn”, and "2/Second Saturdays" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of January 30, 2021, we employed approximately 1,400 full-time and approximately 3,700 part-time employees, of which approximately 450 were employed at our corporate office and distribution facilities and approximately 4,650 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2020, varied between approximately 3,600 and 6,700 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
Government Regulation
We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, consumer protection regulations, intellectual property laws, and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities, as well as laws governing public companies. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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
Risks Related to our Business
The COVID-19 pandemic materially disrupted our operations during fiscal 2020 and may possibly continue to have an adverse effect on our business.
Beginning in March 2020, we took several precautionary actions in response to the COVID-19 pandemic to protect our longer-term business prospects and help minimize risk to our Company, employees, customers, and the communities in which we operate. Those actions included the temporary closure of all 239 of our stores across the United States and our store distribution center, establishing remote work capabilities for all corporate employees, drawing down 100% of our available borrowings under our prior credit facility, furloughing 91% of our entire employee population, implementing significant temporary corporate management pay cuts, temporarily withholding store lease payments, significantly reducing future inventory commitments, and eliminating or reducing a variety of expenses. As stores reopened later in 2020, furloughed employees were brought back to work, management pay cuts were reversed, and amounts borrowed under our prior credit facility were repaid. We ended fiscal 2020 with all 238 of our stores in operation, but with reduced operating hours and significant restrictions on customer traffic that remain in place as of the date of this filing. There remain many uncertainties regarding the anticipated duration and severity of the current COVID-19 pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our store configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. The COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. We cannot predict the specific extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations (including our near-term and long-term revenues, earnings, liquidity and cash flows), as such impacts will depend on how the COVID-19 pandemic and its impacts continue to develop, which are highly uncertain and cannot be predicted at this time. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified. Any future actions we take in response to the COVID-19 pandemic could further negatively impact our business, financial condition and results of operations.
Our sales could be severely impacted by decreases in consumer spending.
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, interest and tax rates, employment levels, salary and wage levels, general business conditions, the availability of consumer credit and the level of housing, energy and food costs. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, including the current COVID-19 pandemic, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in consumer spending during certain periods of fiscal 2020 as a result of COVID-19, and similar impacts may occur in the future, both as a result of the pandemic or in connection with other events. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

We are required to make significant lease payments for our store leases, corporate offices, and distribution centers, which may strain our cash flow. In addition, in light of the COVID-19 pandemic, we may need to take certain actions with respect to some or all of our existing leases to preserve our cash position during periods wherein stores are unable to operate, which may create legal and financial risk for us.
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
We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available revolving credit facility or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business. The COVID-19 pandemic had a material, negative impact on our cash flows from operations during periods of 2020 in which stores were temporarily shut down, which placed further pressure on our ability to service our operating lease expenses, and such adverse impacts could potentially happen again in fiscal 2021 if vaccination and other mitigation efforts are not successful in containing the pandemic. As a result of these pressures, we withheld nearly all store lease payments during the periods in which our stores were shut down. While we have generally negotiated with our landlords to share the impact of those withheld payments, we still have an aggregate of $1.4 million in withheld store lease payments for which we have not negotiated a settlement with the landlords as of the date of this filing. These withheld payments may result in additional costs or liability to the Company in the future. In addition, any future store closures arising from federal, state and local instructions resulting from the COVID-19 pandemic may again require us to take certain actions with respect to some or all of our existing leases, including negotiating with landlords for rent abatement, terminating certain leases, or discontinuing payment, which may subject us to legal, reputational and financial risks. We can provide no assurances that any forbearance of our lease obligations will be provided to us in the future.
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
Actual borrowing capacity under our $65 million asset-backed credit facility is subject to monthly fluctuations as a function of the amount of inventory and receivables we carry, which could result in limitations on our ability to access sufficient levels of additional liquidity in the event of new pandemic-related or other store shutdown periods.
We maintain an asset-backed credit facility with Wells Fargo Bank, National Association, pursuant to the New Credit Agreement (as defined herein) which provides for up to $65 million in borrowing capacity subject to the amount and aging of the inventory and receivables we carry. Actual borrowing capacity fluctuates on a monthly basis as a function of our qualifying inventories and receivables and subject to certain reserve calculations. The credit facility also contains customary affirmative and negative covenants, including limitations on share repurchases, cash dividends, and indebtedness; limitations on consolidations, mergers and sales of assets; and limitations on transactions with affiliates. These limitations may restrict our ability to obtain sufficient levels of additional liquidity when needed, particularly in response to the ongoing COVID-19 pandemic, and may therefore have a material adverse effect on our business in the event we require such liquidity in the future, including in response to any future pandemic-related or other store closure events.
In addition, the interest rates and commitment fees payable by us under the credit facility are variable, including as a result of fluctuations in LIBOR and our available borrowing capacity, and any adverse variations in those rates in the future may adversely impact our ability to service those interest payments. Also, if we are unable to comply with the covenants under the credit facility, including as a result of the COVID-19 pandemic, we may be in default under the credit facility, which could accelerate the payment of any amounts then outstanding, limit our ability to incur future borrowings under the credit facility, or impair our ability to find additional or alternative financing, any of which could have a material adverse effect on our business.

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
Our ability to successfully open and operate new stores is subject to a variety of risks and uncertainties, such as:
•identifying suitable store locations, the availability of which is beyond our control;
•obtaining acceptable lease terms;
•sourcing sufficient levels of inventory;
•selecting the appropriate merchandise that appeals to our customers;
•hiring and retaining store employees;
•assimilating new store employees into our corporate culture;
•effectively marketing new store locations;
•avoiding construction delays and cost overruns in connection with the build-out of new stores;

•managing and expanding our infrastructure to accommodate growth;
•integrating the new stores with our existing buying, distribution and other support operations; and
•pandemics or other outbreaks of illness, disease or virus (such as COVID-19) that affect countries or regions in which our stores are located.
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
We sell merchandise over the internet through our e-commerce website, www.tillys.com. In fiscal 2019, e-commerce generated nearly $98 million in total net sales, or approximately 15.9% of our total net sales for the year. In fiscal 2020, e-commerce generated $173 million in total net sales, or approximately 32.6% of our total net sales for the year, aided by the pandemic's impact on store operations during fiscal 2020. The e-commerce retail market continues to rapidly evolve, creating new competition and increasing cost pressures from shipping charges and online marketing costs. As a result, there can be no guarantee that we will be able to continue to grow our e-commerce net sales or to improve the profitability of our e-commerce operations. Our e-commerce platform and its continued growth subjects us to certain risks that could have an adverse effect on our results of operations, including:
•diversion of traffic from our stores;
•liability for online content;
•government regulation impacting the Internet; and
•risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, system errors or failures, or similar disruptions.
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
Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, including as a result of the COVID-19 pandemic which we have been informed has already had a material adverse impact on the operations of our suppliers and the manufacturers with whom they work, and has resulted in material delays in the delivery of certain merchandise to us from foreign manufacturers. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts (including as a result of the COVID-19 pandemic) could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Information Technology, Data Privacy and Intellectual Property
If our information technology fails to operate or are unable to support our growth, our operations could be disrupted.
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
For example, in June 2018, California passed the California Consumer Privacy Act of 2018 (“CCPA”), which grants California residents certain rights with respect to their personal information. Under the CCPA, businesses are required to grant expansive access, deletion and portability rights to consumers in the United States. The law may also impose burdensome retention and compliance obligations on publishers and advertising technology companies. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Interpretation of the requirements remains unclear due to the recent passage of the regulation. The law took effect on January 1, 2020.
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
Risks Related to Our Ownership Structure and Ownership of Our Common Stock
Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest.
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
Mr. Shaked controls more than 50% of the total voting power of our common stock and we are considered a controlled company under the NYSE corporate governance listing standards. As a controlled company, certain exemptions under the NYSE listing standards will exempt us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:
•that a majority of our Board of Directors consist of independent directors, as defined under the rules of the NYSE;
•that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
While we have paid special cash dividends in the past, there can be no assurance that we will pay dividends in the future, which may make our Class A common stock less desirable to investors and decrease its value.
We paid special cash dividends of $1.00 per share in February of each of 2020, 2019 and 2018, and $0.70 per share in February 2017 to all holders of record of issued and outstanding shares of our common stock. However, we did not pay any cash dividend to our stockholders in February of 2021, and there can be no assurance that we will pay additional cash dividends on our common stock in the future. In addition, our credit facility restricts the payment of cash dividends until November 2021. We currently intend to retain all of our earnings to finance our operations and growth until the current pandemic environment is more stable. We do not currently have any formal plans for paying any additional cash dividends on our common stock at this time. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
In addition to the concentration of ownership and voting power held by Mr. Shaked and Ms. Levine, the anti-takeover provisions under Delaware law, as well as the provisions contained in our corporate organizational documents, may make an acquisition of us more difficult. For example:
•our certificate of incorporation includes a provision authorizing our Board of Directors to issue blank check preferred stock without stockholder approval, which, if issued, would increase the number of outstanding shares of our capital stock and could make it more difficult for a stockholder to acquire us;
•our certificate of incorporation provides that if all shares of our Class B common stock are converted into Class A common stock or otherwise cease to be outstanding, our Board of Directors will be divided into three classes in the manner provided by our certificate of incorporation. After the directors in each class serve for the initial terms provided in our certificate of incorporation, each class will serve for a staggered three-year term;
•our certificate of incorporation permits removal of a director only for cause by the affirmative vote of the holders of a majority of the voting power of the company once the Board of Directors is divided into three classes and provides that director vacancies can only be filled by an affirmative vote of a majority of directors then in office;
•our amended and restated bylaws require advance notice of stockholder proposals and director nominations; and
•Section 203 of the Delaware General Corporation Law may prevent large stockholders from completing a merger or acquisition of us.
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
General Risks
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
We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease began on June 29, 2012 and terminates on June 30, 2022.
We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2021.
All of our 238 stores, encompassing a total of approximately 1.8 million total square feet as of January 30, 2021, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of March 31, 2021, we had approximately seven stockholders of record, five of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We paid special cash dividends of $1.00 per share in February of each of 2020, 2019 and 2018, and $0.70 per share in February 2017 to all holders of record of issued and outstanding shares of our common stock. Under the terms of our new asset-backed credit facility, we are temporarily restricted from paying any cash dividends until the one-year anniversary of the credit facility on November 9, 2021. There can be no assurance that we will pay additional cash dividends on our common stock in the future, and we do not currently have any formal plans to issue dividends in the future at this time.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 30, 2021 (the "2021 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended January 30, 2021 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on January 30, 2016 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.

Comparison of 5-Year Cumulative Total Return as of January 30, 2021
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index

$250
$225
$200
$175
$150
$125
$100
$75
01/30/16
01/28/17
02/03/18
02/02/19
02/01/20
01/30/21
Tilly's, Inc
S&P Midcap 400
S&P 400 Apparel Retail Index

Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended January 30, 2021.
Item 6. Selected Financial Data
The following tables present selected consolidated financial and other data as of and for the periods indicated.
The selected consolidated statement of operations data for the fiscal year ended January 30, 2021, February 1, 2020 and February 2, 2019 and selected balance sheet data as of January 30, 2021 and February 1, 2020 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended February 3, 2018 and February 28, 2017 and the selected consolidated balance sheet data as of February 2, 2019, February 3, 2018 and February 3, 2017 are derived from our audited consolidated financial statements that have not been included elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future period. You should read this selected consolidated financial data in conjunction with the consolidated financial statements and accompanying notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended (1)
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales (2)	$531,329	$619,300	$598,478	$576,899	$568,952
Cost of goods sold (3)	389,139	432,592	417,582	401,529	400,493
Gross profit	142,190	186,708	180,896	175,370	168,459
Selling, general and administrative expenses	145,230	158,253	149,416	151,384	149,129
Operating (loss) income	(3,040)	28,455	31,480	23,986	19,330
Other income, net	581	2,901	2,313	1,223	418
(Loss) Income before income taxes	(2,459)	31,356	33,793	25,209	19,748
Income tax (benefit) expense	(1,314)	8,734	8,850	10,509	8,338
Net (loss) income	$(1,145)	$22,622	$24,943	$14,700	$11,410

Basic (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.77	$0.85	$0.51	$0.40
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.76	$0.84	$0.51	$0.40

Cash dividends declared per share	$—	$1.00	$1.00	$1.00	$0.70

Weighted average basic shares outstanding	29,697	29,533	29,278	28,804	28,496
Weighted average diluted shares outstanding	29,697	29,788	29,768	29,074	28,529

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
Operating Data (unaudited):
Stores operating at beginning of period	240	229	219	223	224
Stores opened during the period	2	14	16	2	3
Stores closed during the period	4	3	6	6	4
Stores operating at end of period	238	240	229	219	223
Comparable store sales change (4)	3.7%	0.8%	4.0%	1.0%	0.5%
Total square feet at end of period (in thousands)	1,751	1,776	1,703	1,668	1,703
Average square footage per store at end of period	7,358	7,399	7,437	7,616	7,637
Average net sales per brick-and-mortar store (in thousands) (5)	$1,494	$2,240	$2,263	$2,258	$2,188
Average net store sales per square foot (5)	$202	$301	$301	$296	$287
Capital expenditures (in thousands)	$8,471	$14,299	$14,923	$13,753	$17,047

	As of
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018	January 28, 2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$141,139	$139,917	$144,079	$135,952	$133,917
Working capital (6)	78,597	63,598	119,882	107,423	129,819
Total assets (6)	505,473	546,640	293,168	290,111	290,506
Total capital lease obligation (7)	—	—	—	—	835
Stockholders’ equity	$160,622	$159,901	$163,327	$160,425	$189,220

(1)The fiscal years ended January 30, 2021, February 1, 2020, February 2, 2019, and January 28, 2017 each included 52 weeks. The fiscal year ended February 3, 2018, included 53 weeks.
(2)Net sales for fiscal years 2020, 2019 and 2018 reflect the adoption of the new revenue recognition standard. Net sales for prior fiscal years have not been restated and reflect the revenue recognition standard in effect for those periods.
(3)Includes buying, distribution and occupancy costs. Fiscal 2020 and 2019 occupancy costs reflect our adoption of Accounting Standards Update ("ASU") 2016-02, Leases, using the additional modified retrospective transition method. By electing this additional transition method, we were not required to recast our comparative financial statements by the new standard for fiscal 2018 and prior years.
(4)Comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales for fiscal 2020 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 3, 2018 includes the 53rd week in fiscal 2017.
(5)The number of stores and the amount of square footage reflect the number of days during the period that new stores were open. E-commerce sales, e-commerce shipping revenue, and gift card breakage income are excluded from our sales in deriving net sales per store.
(6)Working capital and total assets for fiscal year 2020 and 2019 reflect the adoption of the new lease accounting standard. Working capital and total assets for prior fiscal years have not been restated and reflect the lease accounting standard in effect for those periods.
(7)Comprised solely of a capital lease for our corporate headquarters and distribution center.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2020" or "fiscal 2020" refer to the fiscal year ended January 30, 2021, references to "fiscal year 2019" or "fiscal 2019" refer to the fiscal year ended February 1, 2020 and references to "fiscal year 2018” or "fiscal 2018” refer to the fiscal year ended February 2, 2019. Fiscal years 2020, 2019, and 2018 each consisted of a 52-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2019 compared to fiscal 2018. See Item 7,“Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended February 1, 2020, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of January 30, 2021, we operated 238 stores in 33 states, averaging approximately 7,400 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As described elsewhere in this Report, the COVID-19 pandemic had far-reaching adverse impacts on many aspects of our business during fiscal 2020, both directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our store configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve.
As previously disclosed, all of our stores were abruptly closed on March 18, 2020, as a precautionary action in response to the COVID-19 pandemic and remained closed pursuant to government mandate for the remainder of the first quarter and into the second quarter of fiscal 2020. As a result, if our stores and e-commerce can remain in operation throughout the first and second quarters of fiscal 2021, we would expect our total net sales and earnings per share to be significantly improved compared to the first and second quarters of fiscal 2020. However, specifics are impossible to predict with any certainty, particularly with regard to how our operations may be impacted by the pandemic in the future as the situation continues to evolve, and how close store performance will be in relation to fiscal 2019 pre-pandemic levels, as well as how e-commerce will perform as it begins to anniversary last year's significant net sales increases during the store shutdown period noted above. While all of our stores are open as of the date of this filing, roll-outs of the COVID-19 vaccines have begun, and rates of COVID-19 cases in the United States appear to be declining, we believe our operations continue to be adversely impacted by the COVID-19 pandemic, including as a result of reduced hours of store operation, restrictions on in-store customer traffic, and shipping delays from foreign sources, among other factors. We cannot predict whether or to what degree those impacts may continue. In addition, we may experience additional or further impacts from the COVID-19 pandemic, and/or elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, inventory receipts, store leases, and relationships with our third-party vendors. We will continue to assess the evolving impact of the COVID-19 pandemic on our consumers, employees, supply chain, and operations, and intend to adjust our responses accordingly. The extent to which the COVID-19 pandemic and our response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. For more details, see Item 1A. “Risk Factors - Risks Related to Our Business”.

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
•overall economic trends;
•our ability to attract traffic to our stores and online platform;
•our ability to identify and respond effectively to consumer preferences and fashion trends;
•competition;
•the timing of our releases of new and seasonal styles;
•changes in our product mix;
•pricing;
•the level of customer service that we provide in stores;
•our ability to source and distribute products efficiently;
•calendar shifts of holiday or seasonal periods;
•the number and timing of store openings and the relative proportion of new stores to mature stores; and
•the timing and success of promotional and advertising efforts.
Historically, our comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales for fiscal 2020 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of last year in light of the varying periods of pandemic-related store closures that took place during fiscal 2020. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
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
Operating (Loss) Income
Operating (loss) income equals gross profit less SG&A expenses. Operating (loss) income excludes interest income, interest expense and income taxes. Operating (loss) income percentage measures operating income as a percentage of our net sales.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(in thousands)
Statements of Operations Data:
Net sales	$531,329	$619,300	$598,478
Cost of goods sold	389,139	432,592	417,582
Gross profit	142,190	186,708	180,896
Selling, general and administrative expenses	145,230	158,253	149,416
Operating (loss) income	(3,040)	28,455	31,480
Other income, net	581	2,901	2,313
(Loss) Income before income taxes	(2,459)	31,356	33,793
Income tax (benefit) expense	(1,314)	8,734	8,850
Net (loss) income	$(1,145)	$22,622	$24,943
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.2%	69.9%	69.8%
Gross profit	26.8%	30.1%	30.2%
Selling, general and administrative expenses	27.3%	25.6%	25.0%
Operating (loss) income	(0.6)%	4.6%	5.3%
Other income, net	0.1%	0.5%	0.4%
(Loss) Income before income taxes	(0.5)%	5.1%	5.6%
Income tax (benefit) expense	(0.3)%	1.4%	1.5%
Net (loss) income	(0.2)%	3.7%	4.2%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Store Operating Data:
Stores operating at end of period	238	240	229
Comparable store sales change (1)	3.7%	0.8%	4.0%
Total square feet at end of period (in thousands)	1,751	1,776	1,703
Average net sales per brick-and-mortar store (in thousands) (2)	$1,494	$2,240	$2,263
Average net sales per square foot (2)	$202	$301	$301
E-commerce revenues (in thousands) (3)	$173,433	$98,457	$89,625
E-commerce revenues as a percentage of net sales	32.6%	15.9%	15.0%
(1)During fiscal 2019 and 2018, our comparable store sales were sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current period. However, as a result of the COVID-19 pandemic, our comparable store sales for fiscal 2020 are defined as sales from our e-commerce and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not change by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue.
(2)E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per brick-and-mortar store.
(3)E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.

Fiscal Year 2020 Compared to Fiscal Year 2019
Net Sales
Net sales were $531.3 million in fiscal 2020 compared to $619.3 million in fiscal 2019, a decrease of $88.0 million, or 14.2% from last year, primarily as a result of the various periods of store closures resulting from the COVID-19 pandemic. The components of our net sales decrease were as follows:

$ millions	Attributable to
$18.5	Increase in comparable net sales of 3.7%, including e-commerce and periods of actual store operation in physical stores (i.e., for stores, excluding periods of pandemic-related closures in 2020)
(106.5)	Decrease in non-comparable store net sales, including decreases from physical stores during periods of pandemic-related store closures
$(88.0)	Total
Our comparable net sales, including e-commerce net sales and excluding stores for periods of pandemic-related closures, increased 3.7% during fiscal 2020 compared to an increase of 0.8% during fiscal 2019. E-commerce net sales increased 76.2% and represented approximately 32.6% of total net sales during fiscal 2020 compared to an increase of 9.7% and a 15.9% share of total net sales during fiscal 2019. Comparable net sales in physical stores, excluding periods of pandemic-related closures, decreased 13.5%. Total net sales from physical stores represented approximately 67.4% of total net sales during fiscal 2020. This compares to a comparable decrease of 0.7% and a 84.1% share of total net sales during fiscal 2019. All stores were closed in mid-March 2020 as a result of the impacts of the COVID-19 pandemic and remained closed for two months or more on a case by case basis. Upon reopening, physical stores operated with significant government-mandated restrictions on customer traffic and reduced operating hours for the remainder of fiscal 2020.
Gross Profit
Gross profit was $142.2 million in fiscal 2020 compared to $186.7 million in fiscal 2019, a decrease of $44.5 million, or 23.8%. These results were negatively influenced by the restrictions on store customer traffic and operating hours and the government imposed impacts due to COVID-19. Gross margin, or gross profit as a percentage of net sales, decreased to 26.8% in fiscal 2020 from 30.1% in fiscal 2019. Product margins improved 60 basis points as a percentage of net sales, primarily due to reduced total markdowns overall compared to last year. Buying, distribution, and occupancy costs deleveraged 400 basis points, collectively. Distribution costs deleveraged 190 basis points as a percentage of net sales primarily due to an increase in e-commerce shipping costs of $8.5 million resulting from a greater volume of e-commerce orders. Occupancy costs deleveraged 200 basis points as a percentage of net sales despite being reduced by $4.1 million and having two fewer stores compared to last year, against lower total net sales. Buying costs deleveraged 10 basis points as a percentage of net sales
Selling, General and Administrative Expenses ("SG&A")
SG&A was $145.2 million in fiscal 2020 compared to $158.3 million in fiscal 2019. As a percentage of net sales, SG&A was 27.3% for fiscal 2020 and 25.6% for fiscal 2019. The components of the changes in SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
(1.5)%	(18.9)	Decrease in store payroll and benefits primarily due to temporary store closures related to COVID-19 and reduced staffing levels upon reopening of stores
(0.5)%	(2.3)	Decrease in print advertising costs
2.6%	$11.5	Increase in marketing and fulfillment costs associated with e-commerce net sales growth
1.1%	(3.3)	Net change in all other SG&A expenses
1.7%	$(13.0)	Total
Operating (Loss) Income
Operating loss was $(3.0) million in fiscal 2020 compared to operating income of $28.5 million for fiscal 2019, a decrease of $31.5 million, or 110.7%. As a percentage of net sales, operating loss was (0.6)% for fiscal 2020 compared to operating income of 4.6% for fiscal 2019. The $31.5 million decrease in operating income was primarily due to the significant COVID-19 pandemic impacts on our business as noted above.
Income Tax (Benefit) Expense
Income tax benefit was $(1.3) million for fiscal 2020 compared to income tax expense of $8.7 million for fiscal 2019. Our effective tax rates were 53.4% for fiscal 2020 and 27.9% for fiscal 2019.

Net (Loss) Income and (Loss) Earnings Per Share
Net loss was $(1.1) million for fiscal 2020 compared to net income of $22.6 million for fiscal 2019, a decrease of $23.8 million, or 105.1%. Loss per basic share was $(0.04) for fiscal 2020 compared to diluted earnings per share of $0.76 for fiscal 2019. The decrease was primarily due to the significant COVID-19 pandemic impacts on our business noted above.
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
Impact of CARES Act on Company Liquidity
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes, a refundable employee retention payroll tax credit, and changes to the depreciation rules for qualified improvement property. As of January 30, 2021, pursuant to the CARES Act, we have deferred the deposit of certain payroll taxes, applied for certain tax credits, and accelerated depreciation on qualified improvement property.
Working Capital
Working capital at January 30, 2021, was $78.6 million compared to $63.6 million at February 1, 2020, an increase of $15.0 million. The changes in our working capital during fiscal 2020 were as follows:

$ millions	Description
$63.6	Working capital at February 1, 2020
29.7	Increase in working capital primarily due to no cash dividend accrual at the end of fiscal 2020
(9.9)	Decrease in working capital primarily due to timing of accrued expenses
(4.8)	Net changes in all other assets and liabilities
$78.6	Working capital at January 30, 2021
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	(in thousands)
Net cash provided by operating activities	$38,897	$36,434	$46,743
Net cash used in investing activities	(3,197)	(6,509)	(6,259)
Net cash used in financing activities	(29,653)	(27,948)	(25,526)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities increased in fiscal 2020 as compared to fiscal 2019 primarily due to the timing of payments to vendors, an increase in accrued expenses and an increase in accrued compensation and benefits, offset by a decrease in prepaid expenses and other assets and a decrease in net income.

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
Net cash used in investing activities was $3.2 million in fiscal 2020. Capital expenditures totaled $8.5 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $80.9 million of marketable securities and received proceeds of $86.2 million from marketable securities during fiscal 2020.
Net cash used in investing activities was $6.5 million in fiscal 2019. Capital expenditures totaled $14.3 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $126.5 million of marketable securities and received proceeds of $134.3 million from marketable securities during fiscal 2019.
Net Cash Used in Financing Activities
Financing activities consist of proceeds from the exercise of stock options, cash dividends paid, borrowings and repayments of our line of credit, and employee taxes paid in result of the net settlement of issued restricted stock.
Net cash used in financing activities was $29.7 million in fiscal 2020. This included $29.7 million of cash dividends paid and $23.7 million in both borrowings and repayments under our line of credit.
Net cash used in financing activities was $27.9 million in fiscal 2019. This included $29.5 million of cash dividends paid, partially offset by $1.6 million of proceeds from the exercise of stock options.
Asset-Backed Credit Facility
On November 9, 2020, we entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, N.A. ("Bank"), which replaced our previous amended and restated credit agreement (as amended, the "Prior Credit Agreement") with the Bank, which was terminated concurrently therewith. No borrowings were outstanding under the Prior Credit Agreement as of the closing date.
The New Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The New Credit Agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our company.
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
In connection with the entry into the New Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the agent, and (ii) a guaranty by us in favor of the agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3.
As of January 30, 2021, we were in compliance with all of our covenants, eligible to borrow up to a total of $35.4 million, and had no outstanding borrowings under the New Credit Agreement.
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
Our leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2031. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except with respect to certain purchase obligations primarily for software maintenance services and the letter of credit outstanding under our New Credit Agreement as discussed above.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns. Taxes collected from our customers are recorded on a net basis. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements Operations.
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
Gift Cards
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions.
Loyalty Program
We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 30, 2021 and February 1, 2020 was not material.
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
Operating Leases
During the first quarter of 2019, we adopted ASC 842, Leases (the "Lease Standard"), using the transition method provided in ASU 2018-11 (refer to "Note 2: Summary of Significant Accounting Policies" in Item 8). As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 - Leases.
Upon adoption of the Lease Standard, we recorded our operating leases on the consolidated balance sheet as operating lease assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease components through the lease term. To calculate the net present value, we apply an incremental borrowing rate ("IBR"). The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. From our adoption of ASC 842 during Q1 FY2019 through Q2 FY2020, the IBR used was obtained from our financial institution. Beginning Q3 FY2020, the IBR used was obtained from an independent third-party valuation firm. We recognize operating lease assets based on lease liabilities and initial direct costs, less any tenant allowance incentives. We test operating lease assets for impairment in the same manner as long-lived assets, and include the related operating lease liability and operating lease payments in our analysis.
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
Determining the fair value of share-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by a number of assumptions, such as the fair value of the common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which we estimate as follows:
•Fair Value of Our Common Stock. We use the closing price of our Class A common stock on the date of grant.
•Expected Term. We have limited historical information regarding expected option term. Accordingly, we determined the expected stock option term of the awards using the latest historical data available from comparable public companies and our expectation of exercise behavior.
•Volatility. Our stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.
•Risk-Free Rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the stock options for each stock option group.
•Dividend Yield. We do not currently have any policy with respect to recurring dividends in place. However, we have declared and paid special cash dividends in each of the prior four years, including $0.70 per share in early 2017 and

$1.00 per share in each of early 2018, 2019 and 2020 to all holders of record of issued and outstanding shares of Class A common stock and Class B common stock. Under our New Credit Agreement, we are prohibited from declaring or paying any cash dividend to our respective stockholders through the first anniversary of the closing date. There can be no guarantee that we will continue to pay special cash dividends in the future. Consequently, we used an expected dividend yield of zero in the valuation of our share-based compensation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of January 30, 2021 and February 1, 2020, we had no outstanding borrowings under our credit facility.
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

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or were required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cash Flow Projections Used In Impairment of Long-Lived Assets

As described in Notes 6 and 9 to the consolidated financial statements, the Company’s consolidated balance of net property and equipment was $52.6 million and consolidated operating lease right-of-use assets balance was $227.9 million as of January 30, 2021, respectively. As described in Notes 2, 6 and 11, the Company recognized store asset impairment charges of $1.0 million during the fiscal year ended January 30, 2021. On at least a quarterly basis, management assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. For stores with impairment indicators, the Company determines whether projected undiscounted future cash flows from operations are sufficient to recover their carrying value. Impairment may result when the carrying value of the store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. The Company’s impairment analysis consists of (1) identifying stores with indicators of impairment; (2) testing the identified store assets for recoverability; and (3) measuring the impairment loss.

We identified cash flow projections used in impairment of long-lived assets as a critical audit matter. The determination of the estimated growth rates used to project future sales and gross margin at individual stores requires significant management judgment. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on any resulting impairment charge. Auditing these elements was especially challenging and subjective due to the effort required to perform audit procedures to evaluate the Company’s judgments used in these estimates.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls over the Company's long-lived asset impairment review process. These procedures included testing controls over management’s review of the data used in its cash flow projections and models, as well as the review of significant assumptions including estimates of future sales and gross margin of individual stores.
•Testing the reasonableness of management’s assumptions about future sales and gross margin for the relevant retail stores by comparing the forecasts to:
▪Historical sales and gross margin;
▪Recent trends by store considering the uncertainties related to the COVID-19 pandemic; and
▪Available industry and economic trends, to determine if contradictory evidence existed.

Determination of Incremental Borrowing Rates for Leases

As described in Notes 2 and 9 to the consolidated financial statements, the Company renegotiated a significant number of lease contracts during the year ended January 30, 2021. The Company establishes an operating lease right-of-use asset and operating lease liability for leases. The measurement of the operating lease right-of-use asset and operating lease liability requires the determination of an incremental borrowing rate, which involves complex judgment by management.

We identified the determination of the incremental borrowing rates for new and renegotiated lease contracts as a critical audit matter. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts. Auditing the reasonableness of these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls over the Company’s accounting for leases. These procedures included testing controls over management’s review of the incremental borrowing rate.
•Developing independent estimates of fully collateralized incremental borrowing rates for newly executed and amended lease contracts, by utilizing personnel with specialized knowledge and skill in valuation to assist in (i) developing synthetic credit ratings for the Company; and (ii) identifying market interest rates based on the determined rating and applicable lease terms.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.

Costa Mesa, California
March 31, 2021

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$76,184	$70,137
Marketable securities	64,955	69,780
Receivables	8,724	7,485
Merchandise inventories	55,698	56,901
Prepaid expenses and other current assets	6,595	4,561
Total current assets	212,156	208,864
Operating lease assets	227,881	263,649
Property and equipment, net	52,639	66,176
Other assets	12,797	7,951
Total assets	$505,473	$546,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,983	$20,562
Accrued expenses	30,682	20,755
Deferred revenue	13,492	11,761
Accrued compensation and benefits	9,899	7,190
Dividends payable	—	29,677
Current portion of operating lease liabilities	54,503	55,321
Total current liabilities	133,559	145,266
Noncurrent portion of operating lease liabilities	211,292	240,755
Other	—	718
Total long-term liabilities	211,292	241,473
Total liabilities	344,851	386,739
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,477 and 22,323 shares issued and outstanding, respectively	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,406 shares issued and outstanding, respectively	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	155,437	153,377
Retained earnings	5,135	6,280
Accumulated other comprehensive income	20	214
Total stockholders’ equity	160,622	159,901
Total liabilities and stockholders’ equity	$505,473	$546,640
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net sales	$531,329	$619,300	$598,478
Cost of goods sold (includes buying, distribution, and occupancy costs)	389,139	432,592	417,582
Gross profit	142,190	186,708	180,896
Selling, general and administrative expenses	145,230	158,253	149,416
Operating (loss) income	(3,040)	28,455	31,480
Other income, net	581	2,901	2,313
(Loss) Income before income taxes	(2,459)	31,356	33,793
Income tax (benefit) expense	(1,314)	8,734	8,850
Net (loss) income	$(1,145)	$22,622	$24,943
Basic (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.77	$0.85
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.76	$0.84
Weighted average basic shares outstanding	29,697	29,533	29,278
Weighted average diluted shares outstanding	29,697	29,788	29,768
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net (loss) income	$(1,145)	$22,622	$24,943
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains on available-for-sale securities	(194)	(12)	212
Other comprehensive (loss) income, net of tax	(194)	(12)	212
Comprehensive (loss) income	$(1,339)	$22,610	$25,155
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at February 3, 2018	14,927	14,188	$29	$143,984	$16,398	$14	$160,425
Cumulative-effect adjustment from adoption of ASC 606 (Note 2)	—	—	—	—	1,447	—	1,447
Net income	—	—	—	—	24,943	—	24,943
Dividends declared	—	—	—	—	(29,453)	—	(29,453)
Class B common stock converted to Class A common stock	6,344	(6,344)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,212	—	—	2,212
Restricted stock	52	—	—	—	—	—	—
Exercise of stock options	329	—	—	3,652	—	—	3,652
Taxes paid in lieu of shares issued for share-based compensation	(10)	—	—	(111)	—	—	(111)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	212	212
Balance at February 2, 2019	21,642	7,844	29	149,737	13,335	226	163,327
Net income	—	—	—	—	22,622	—	22,622
Dividends declared	—	—	—	—	(29,677)	—	(29,677)
Class B common stock converted to Class A common stock	438	(438)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,136	—	—	2,136
Restricted stock	70	—	—	—	—	—	—
Exercise of stock options	181	—	1	1,589	—	—	1,590
Taxes paid in lieu of shares issued for share-based compensation	(8)	—	—	(85)	—	—	(85)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(12)	(12)
Balance at February 1, 2020	22,323	7,406	30	153,377	6,280	214	159,901
Net Loss	—	—	—	—	(1,145)	—	(1,145)
Class B common stock converted to Class A common stock	100	(100)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,036	—	—	2,036
Restricted stock	51	—	—	—	—	—	—
Exercise of stock options	3	—	—	24	—	—	24
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(194)	(194)
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cash flows from operating activities
Net (loss) income	$(1,145)	$22,622	$24,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,055	20,948	22,485
Share-based compensation expense	2,036	2,136	2,212
Impairment of assets	955	282	786
Loss on disposal of assets	87	908	30
Gain on sales and maturities of marketable securities	(714)	(1,660)	(1,552)
Deferred income taxes	(4,949)	(5,720)	953
Changes in operating assets and liabilities:
Receivables	96	3,204	(1,730)
Merchandise inventories	1,203	(1,092)	(2,783)
Prepaid expenses and other assets	(1,722)	557	(1,641)
Accounts payable	5,020	(4,227)	3,195
Accrued expenses	10,600	1,369	(4,438)
Accrued compensation and benefits	2,709	(1,740)	2,811
Operating lease liabilities	3,935	(2,541)	—
Deferred rent	—	—	(195)
Deferred revenue	1,731	1,388	1,667
Net cash provided by operating activities	38,897	36,434	46,743
Cash flows from investing activities
Purchase of property and equipment	(8,471)	(14,299)	(14,923)
Proceeds from sale of property and equipment	—	—	3
Purchases of marketable securities	(80,896)	(126,526)	(136,198)
Proceeds from sales and maturities of marketable securities	86,170	134,316	144,859
Net cash used in investing activities	(3,197)	(6,509)	(6,259)
Cash flows from financing activities
Proceeds from line of credit	23,675	—	—
Repayment of line of credit	(23,675)	—	—
Dividends paid	(29,677)	(29,453)	(29,067)
Proceeds from exercise of stock options	24	1,590	3,652
Taxes paid in lieu of shares issued for share-based compensation	—	(85)	(111)
Net cash used in financing activities	(29,653)	(27,948)	(25,526)
Change in cash and cash equivalents	6,047	1,977	14,958
Cash and cash equivalents, beginning of period	70,137	68,160	53,202
Cash and cash equivalents, end of period	$76,184	$70,137	$68,160
Supplemental disclosures of cash flow information
Interest paid	$140	$13	$11
Income taxes paid	$1,034	$12,130	$6,770
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,503	$2,605	$726
Lease assets obtained in exchange for new operating leases	$14,290	$349,425	$—
Dividends declared	$—	$29,677	$29,453
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 238 stores in 33 states as of January 30, 2021. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
The consolidated financial statements include the accounts of Tilly's Inc. and WOJT. All intercompany accounts and transactions have been eliminated in consolidation.
As used in these Notes to the Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "World of Jeans and Tops", "WOJT", "we", "our", "us" and "Tillys" refer to WOJT before our initial public offering, and to Tilly's, Inc. and its subsidiary after our initial public offering.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2020, 2019 and 2018 ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively. Fiscal years 2020, 2019, and 2018 each included 52 weeks.
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
Impact of the COVID-19 Pandemic on our Business
As of the date of filing of this Annual Report on Form 10-K (this “Report”), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. The pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
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
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $20.6 million, $12.1 million and $10.8 million in fiscal years 2020, 2019 and 2018, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Our management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $46.5 million, $53.3 million, and $49.5 million in fiscal year 2020, 2019, and 2018 respectively. In addition, we accrued $1.1 million and $1.1 million for planned but unexpected markdowns, including markdowns related to slow moving merchandise, as of January 30, 2021 and February 1, 2020, respectively.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five to seven years. Furniture and fixtures are depreciated over five years. Computer software is depreciated over three years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. The cost of assets sold or retired and the related accumulated depreciation is removed from the accounts with any resulting gain or loss included in net (loss) income.
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
Refer to "Note 9: Leases" for further information.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Operations. For fiscal years 2020, 2019 and 2018, shipping and handling fee revenue included in net sales was $5.4 million, $2.9 million, and $2.7 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of January 30, 2021 and February 1, 2020, our reserve for sales returns was $1.4 million and $1.4 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.6 million as of January 30, 2021 and $9.3 million as of February 1, 2020, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $14.7 million, $18.9 million and $17.9 million for fiscal years 2020, 2019, and 2018, respectively. For fiscal years 2020, 2019, and 2018, the opening gift card balances were $9.3 million, $8.7 million, and $9.2 million, respectively, of which $5.0 million, $5.5 million, and $4.8 million, respectively were recognized as revenue during the period.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Retail stores	$357,896	$520,843	$508,853
E-commerce	173,433	98,457	89,625
Total net sales	$531,329	$619,300	$598,478
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Mens	36%	36%	35%
Womens	27%	24%	25%
Accessories	15%	18%	18%
Footwear	12%	12%	12%
Boys	5%	6%	6%
Girls	4%	4%	4%
Outdoor	1%	—%	—%
Total net sales	100%	100%	100%

The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Third-party	74%	75%	75%
Proprietary	26%	25%	25%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an ward that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $3.9 million as of January 30, 2021 and $2.4 million as of February 1, 2020. The value of points redeemed through our loyalty program was $6.5 million, $6.1 million and $1.7 million during fiscal year 2020, 2019, and 2018, respectively. For fiscal years 2020, 2019 and 2018, the opening loyalty program balances were $2.4 million, $1.7 million, and $1.2 million, respectively, of which $1.8 million, $0.8 million, and $0.6 million, respectively were recognized as revenue during the period.
Cost of Goods Sold
Cost of goods sold includes product costs and buying, distribution and occupancy costs as follows:
•Costs of products sold include:
◦freight expenses associated with merchandise received from our vendors into our distribution centers;
◦vendor allowances;
◦cash discounts on payments to merchandise vendors;
◦physical inventory losses; and
◦markdowns of inventory.
•Buying, distribution and occupancy costs include:
◦payroll, benefit costs, and incentive compensation for merchandising personnel;
◦customer shipping and handling expenses;
◦costs associated with operating our distribution and fulfillment center, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;
◦freight expenses associated with shipping merchandise inventories from our distribution center to our stores and e-commerce customers; and
◦store occupancy costs, including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
Selling, General and Administrative Expenses
•Payroll, benefit costs and incentive compensation for store, regional, e-commerce and corporate employees;
•Occupancy and maintenance costs of corporate office facilities;
•Depreciation related to corporate office assets;
•Advertising and marketing costs, net of reimbursement from vendors;
•Tender costs, including costs associated with credit and debit card interchange fees;
•Long-lived asset impairment charges;
•Legal provisions;
•Other administrative costs such as supplies, consulting, audit and tax preparation fees, travel and lodging; and
•Charitable contributions.
Store Pre-opening Costs
Store pre-opening costs consist primarily of occupancy costs, which are included in cost of goods sold, and payroll expenses, which are included in selling, general and administrative expenses, in the accompanying Consolidated Statements of Operations.

Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $20.5 million, $15.9 million and $13.2 million in fiscal years 2020, 2019 and 2018, respectively.
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
Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Incremental shares of 0, 255 thousand and 490 thousand in fiscal years 2020, 2019 and 2018, respectively, were used in the calculation of diluted earnings per share. Refer to “Note 15: (Loss) Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. At January 30, 2021 and February 1, 2020, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
New Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023, and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded and carried at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The FASB later issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.
Accounting Standard Adopted in Fiscal 2019
On February 3, 2019, we adopted ASU 2016-02, Leases (ASC 842), using the additional modified retrospective transition method. By electing this additional transition method, we were not required to recast our comparative financial statements or provide disclosures required by the new standard for comparative periods. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of lease classification.
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

Note 3: Marketable Securities
Marketable securities as of January 30, 2021 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.
The following table summarizes investments in marketable securities at January 30, 2021 and February 1, 2020 (in thousands):

	January 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,928	$28	$(1)	$64,955
Total marketable securities	$64,928	$28	$(1)	$64,955
	February 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$54,463	$293	$—	$54,756
Fixed income securities	15,024	—	—	15,024
Total marketable securities	$69,487	$293	$—	$69,780

For fiscal years 2020, 2019 and 2018, we recognized gains on investments for commercial paper of $0.6 million, $1.2 million and $1.0 million, respectively, which matured during the period. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Operations.

Note 4: Receivables
At January 30, 2021 and February 1, 2020, receivables consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Tenant allowances due from landlords	$3,854	$3,968
Credit and debit card receivables	2,816	2,834
CARES Act employee retention credit	1,239	—
Credit card rebate receivable	518	—
Vendor receivables	139	409
Other	158	274
Total receivables	$8,724	$7,485
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At January 30, 2021 and February 1, 2020, prepaid expenses and other current assets consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Prepaid rent	$2,015	$1,475
Prepaid insurance	1,984	1,035
Prepaid maintenance	1,366	1,421
Other	1,230	630
Total prepaid expenses and other current assets	$6,595	$4,561
Note 6: Property and Equipment
At January 30, 2021 and February 1, 2020, property and equipment consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Leasehold improvements	$146,565	$147,685
Furniture and fixtures	46,239	46,209
Computer hardware and software	38,286	40,936
Machinery and equipment	32,634	33,244
Vehicles	2,394	2,104
Construction in progress	4,805	2,326
Property and equipment, gross	270,923	272,504
Accumulated depreciation	(218,284)	(206,328)
Property and equipment, net	$52,639	$66,176
Depreciation expense related to property and equipment was $19.1 million, $20.9 million and $22.5 million in fiscal years 2020, 2019 and 2018, respectively.
Cash paid for capital expenditures during fiscal 2020, 2019 and 2018, was approximately $8.5 million, $14.3 million and $14.9 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $1.0 million, $0.3 million and $0.8 million in selling, general and administrative expenses in fiscal years 2020, 2019 and 2018, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.

Note 7: Accrued Expenses
At January 30, 2021 and February 1, 2020, accrued expenses consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Income taxes payable	$6,526	$3,997
Sales and use taxes payable	5,901	1,832
Accrued freight	4,752	2,264
Accrued construction	2,495	3,167
Sales and income tax audit	2,114	255
Merchandise returns	1,371	1,421
Other	7,523	7,819
Total accrued expenses	$30,682	$20,755
Note 8: Asset-Backed Credit Facility
On November 9, 2020 (the “Closing Date”), we entered into a credit agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association ("Bank"), as lender, administrative agent and collateral agent (the “Agent”). The Credit Agreement replaced our existing amended and restated credit agreement (the “Prior Credit Agreement”), dated as of May 3, 2012, as amended, with the Agent.
The New Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The New Credit Agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our company.
The maximum borrowings permitted under the revolving facility is equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base is equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the closing date, we were eligible to borrow up to a total of $40.1 million under the revolving facility. As of the closing date, we had no outstanding borrowings under the New Credit Agreement and the only utilization of the letters of credit sub limit under the New Credit Agreement was a $2.0 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the closing date to the New Credit Agreement.
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
In connection with the entry into the New Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the agent, and (ii) a guaranty by us in favor of the agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3, 2012.
As of January 30, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $35.4 million, and had no outstanding borrowings under the New Credit Agreement.
The Prior Credit Agreement was terminated concurrently with the entry into the New Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the Closing Date. The interest rate charged on borrowings was selected at our discretion at the time of draw between the London Interbank Offered Rate ("LIBOR"), plus 0.75%, or at the Bank’s prime rate. The agreement allowed for the declaration and payment of dividends or distributions to stockholders, subject to certain limitations. On February 12, 2020 and February 27, 2019, we paid a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both our Class A and Class B common stock. The line of credit was secured by substantially all of our assets. As a sub-feature under the Prior Credit Agreement, the Bank could also issue stand-by and/or commercial letters of credit up to $15.0 million. In March 2020, we borrowed $23.7 million under our revolving credit facility, which represented the maximum borrowings permitted thereunder. In September 2020, we repaid all of the borrowings under the revolving credit facility.
We were required to maintain certain financial and non-financial covenants in accordance with the line of credit. The financial covenants required certain levels of profitability, leverage and assets, such as: (i) income before income taxes not less than $1.0 million, calculated at the end of each fiscal quarter on a trailing 12-month basis; (ii) a maximum "Funded Debt to EBITDAR" ratio of 4.00 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, defined as the sum of total debt, capital leases and annual rent expense multiplied by six divided by the sum of net income, interest expense, taxes, depreciation, amortization and annual rent expense; (iii) a minimum "Fixed Charge Coverage Ratio" not less than 1.25 to 1.0, calculated at the end of each fiscal quarter on a trailing 12-month basis, with the ratio defined as (a) EBITDAR minus cash taxes, dividends, distributions, redemptions and repurchases of equity interest, divided by (b) the aggregate of the current maturity of long-term debt, capitalized lease payments, interest expense and rent expense; (iv) minimum eligible inventory, cash, cash equivalents and marketable securities totaling $50.0 million as of the end of each quarter; and (v) not more than $50.0 million in allowable investments in fixed assets in any fiscal year. In addition, pursuant to the terms of our revolving credit facility, we were required to pay any and all indebtedness, obligations, assessments and taxes when due, subject to certain limitations.
Note 9: Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years in duration (subject to extensions) and provide for escalations in base rents. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we have elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were and are unable to operate such stores. As of January 30, 2021, withheld contractual lease payments totaled $2.2 million in the aggregate. We are currently in the process of negotiating COVID-19-related lease concessions for these stores. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have reached agreements in full or in principle with respect to lease concessions covering approximately 95% of our total stores at this time. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. We have considered the FASB's recent guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. We incurred rent expense of $2.0 million, $2.1 million and $2.1 million in fiscal years 2020, 2019 and 2018, respectively.

We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million in each of the fiscal years 2020, 2019 and 2018, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $0.9 million in fiscal year 2020, and $1.0 million in fiscal year 2019 and 2018, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on October 31, 2021.
The maturity of operating lease liabilities as of January 30, 2021 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2021	$3,175	$66,883	$70,058
2022	2,246	61,117	63,363
2023	2,168	50,513	52,681
2024	2,233	39,615	41,848
2025	2,300	30,363	32,663
Thereafter	4,393	54,669	59,062
Total minimum lease payments	16,515	303,160	319,675
Less: Interest	2,102	51,778	53,880
Present value of operating lease liabilities	$14,413	$251,382	$265,795
As of February 1, 2020, future minimum rental commitments, including fixed non-lease components, under non-cancellable operating leases for the above buildings and all of our store locations were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2020	$3,438	$62,773	$66,211
2021	3,175	58,193	61,368
2022	2,246	51,774	54,020
2023	2,168	42,675	44,843
2024	2,233	32,116	34,349
Thereafter	6,693	68,034	74,727
Total	$19,953	$315,565	$335,518

As of January 30, 2021, additional operating lease contracts that have not yet commenced are approximately $4.8 million.
Lease expense for fiscal years 2020, 2019 and 2018 was as follows (in thousands):

	January 30, 2021			February 1, 2020			February 2, 2019
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$60,466	$1,623	$62,089	$62,166	$1,541	$63,707	$40,868	$907	$41,775
Variable lease expense	16,301	1	16,302	16,614	70	16,684	2,339	—	2,339
Total lease expense	$76,767	$1,624	$78,391	$78,780	$1,611	$80,391	$43,207	$907	$44,114
For the year ended February 1, 2020, we corrected an immaterial error of $25.2 million, which consisted solely of an understatement of amounts disclosed for fixed operating and variable lease expense on the table above.

Supplemental lease information for the year ended January 30, 2021 and February 1, 2020 was as follows:

	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$64,326	$65,458
Weighted average remaining lease term (in years)	5.66 Years	6.17 years
Weighted average interest rate (1)	6.52%	4.03%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification, in determining the present value of future minimum payments.
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
Purchase Obligations
At January 30, 2021, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $5.4 million, payable as follows: $2.8 million in fiscal 2021, $1.7 million in fiscal 2022, $0.4 million in fiscal 2023, $0.4 million in fiscal 2024 and $0.1 million in fiscal 2025.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify us for all of our losses and expenses incurred in connection with this matter. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In

November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. In July 2020, we filed our opposition to the motion for class certification. In September 2020, the plaintiff filed her reply brief in support of the motion for class certification. In October 2020, the court denied plaintiff's motion for class certification. In December 2020, the plaintiff filed a notice of appeal of the court's order denying her motion for class certification. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.

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
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2020, 2019 and 2018. Furthermore, as of January 30, 2021 and February 1, 2020, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 30, 2021			February 1, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$67,115	$—	$—	$58,614	$—	$—
Marketable securities:
Commercial paper	$—	$64,955	$—	$—	$54,756	$—
(1) Excludes cash

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $1.0 million, $0.3 million and $0.8 million in fiscal years 2020, 2019 and 2018, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
	($ in thousands)
Carrying value of assets with impairment	$955	$282	$786
Fair value of assets impaired	$—	$—	$—
Number of stores tested for impairment	56	5	7
Number of stores with impairment	12	1	2
Note 12: Share-Based Compensation
The Tilly's, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 30, 2021, there were 2,552,318 shares available for future issuance under the 2012 Plan.
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
The following table summarizes our stock option activity for fiscal year 2020:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
			(in years)	($ in thousands)
Outstanding at February 1, 2020	1,993,187	$9.50
Granted	681,900	$4.44
Exercised	(3,250)	$7.49
Forfeited	(49,687)	$7.83
Expired	(19,938)	$12.14
Outstanding at January 30, 2021	2,602,212	$8.19	6.9	$6,179
Exercisable at January 30, 2021	1,308,318	$9.04	5.1	$2,497

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $9.80 at January 30, 2021.
The total intrinsic value of options exercised in fiscal years 2020, 2019 and 2018 was less than $0.1 million, $0.5 million and $2.0 million, respectively.
The total fair value of options vested in fiscal years 2020, 2019 and 2018 was $1.7 million, $1.8 million and $1.6 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2020, 2019 and 2018 was less than $0.1 million, $1.6 million and $3.7 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2020, 2019 and 2018 was $0.0 million, $0.1 million and $0.5 million, respectively.
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

The fair values of stock options granted in fiscal years 2020, 2019 and 2018 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Weighted average grant-date fair value per option granted	$2.23	$5.10	$5.45
Expected option term (1)	5.3 years	5.0 years	5.0 years
Expected volatility factor (2)	57.5%	53.8%	51.6%
Risk-free interest rate (3)	0.4%	2.1%	2.6%
Expected annual dividend yield (4)	—%	—%	—%

(1)We have limited historical information regarding expected option term. Accordingly, we determine the expected option term of the awards using the latest historical data available from comparable public companies and management’s expectation of exercise behavior.
(2)Stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term of the awards.
(3)The risk-free interest rate is determined using the rate on treasury securities with the same term as the expected life of the stock option as of the grant date.
(4)We do not have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock at this time.

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
A summary of the status of non-vested restricted stock as of January 30, 2021 and changes during fiscal year 2020 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 1, 2020	51,920	$9.24
Granted	50,956	$6.28
Vested	(31,328)	$10.21
Nonvested at January 30, 2021	71,548	$6.71
The weighted-average grant-date fair value of restricted stock granted during the years ended February 1, 2020 and February 2, 2019 was $7.77 and $14.90, respectively.
The total fair value of restricted stock vested was $0.2 million, $0.5 million and $0.9 million in fiscal years 2020, 2019 and 2018, respectively.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Cost of goods sold	$584	$482	$517
Selling, general and administrative expenses	1,452	1,654	1,695
Total share-based compensation	$2,036	$2,136	$2,212
At January 30, 2021, there was $3.8 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.4 years.

Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled $0.0 million, $0.7 million and $0.6 million in fiscal years 2020, 2019 and 2018, respectively.
Note 14: Income Taxes
The components of income tax expense for fiscal years 2020, 2019 and 2018 were as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current:
Federal	$2,279	$11,211	$5,818
State	1,284	3,238	2,153
	3,563	14,449	7,971
Deferred:
Federal	(3,889)	(4,704)	760
State	(988)	(1,011)	119
	(4,877)	(5,715)	879
Total income tax (benefit) expense	$(1,314)	$8,734	$8,850
A reconciliation of income tax (benefit) expense to the amount computed at the federal statutory rate for fiscal years 2020, 2019 and 2018 is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Federal taxes at statutory rate	$(516)	$6,585	$7,097
State and local income taxes, net of federal benefit	(132)	1,759	1,795
Tax credits	(166)	(87)	(43)
Stock compensation discrete items (1)	53	527	(39)
Return to provision adjustments	(582)	(8)	(108)
Other	29	(42)	148
Total income tax (benefit) expense	$(1,314)	$8,734	$8,850
(1)This amount includes the impact of discrete items related to the expiration of stock options, exercises of stock options and the settlement of restricted stock that are recorded to income tax expense which represents share-based compensation cost previously recognized by us that was greater than the deduction allowed for income tax purposes based on the price of our common stock on the date of expiration, exercise or vesting.

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

Significant components of deferred tax assets and liabilities as of January 30, 2021 and February 1, 2020 were as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Lease Liability	$70,129	$81,144
Share-based compensation	1,849	1,487
Inventories	1,729	1,974
Accrued expenses	1,589	1,344
Compensation and benefits	536	472
Deferred revenue	169	128
Other	113	143
Total deferred tax assets	76,114	86,692
Deferred tax liabilities:
Lease Asset	(58,420)	(70,569)
Property and equipment	(4,843)	(8,113)
Prepaid expenses	(895)	(932)
Marketable securities	(7)	(79)
Total deferred tax liabilities	(64,165)	(79,693)
Net deferred tax asset	$11,949	$6,999
Deferred tax assets are included in “Other assets" in the accompanying Consolidated Balance Sheets.
As of January 30, 2021 and February 1, 2020, we had approximately $0.1 million and $0.1 million, respectively of California Enterprise Zone credit carryovers. These credits will begin to expire during fiscal year 2022 if not utilized.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes, a refundable employee retention payroll tax credit, and changes to the depreciation rules for qualified improvement property. As of January 30, 2021, pursuant to the CARES Act, we have deferred the deposit of certain payroll taxes, applied for certain tax credits, and accelerated depreciation on qualified improvement property.
Uncertain Tax Positions
As of January 30, 2021 and February 1, 2020, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2020, 2019 and 2018.
We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2017 through 2019 remain subject to examination for federal tax purposes and fiscal years 2016 through 2019 remain subject to examination in significant state tax jurisdictions.
Note 15: (Loss) Earnings Per Share
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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2020, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Net (loss) income	$(1,145)	$22,622	$24,943

Weighted average basic shares outstanding	29,697	29,533	29,278
Dilutive effect of stock options and restricted stock	—	255	490
Weighted average shares for diluted earnings per share	29,697	29,788	29,768

Basic (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.77	$0.85
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.76	$0.84
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Stock options	2,602	1,349	553
Restricted stock	72	—	—
Total	2,674	1,349	553
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In fiscal 2020, 2019 and 2018, our Board of Directors approved annual financial support for TLC of $200,000, $200,000 and $200,000, respectively, for each fiscal year.

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

	Fiscal Year Ended January 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$77,289	$135,845	$140,275	$177,920
Gross profit	1,594	41,674	40,660	58,262
Operating (loss) income	(28,401)	7,709	3,538	14,114
Net (loss) income	(17,395)	5,266	2,113	8,871
Basic (loss) earnings per share	$(0.59)	$0.18	$0.07	$0.30
Diluted (loss) earnings per share	$(0.59)	$0.18	$0.07	$0.29

	Fiscal Year Ended February 1, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$130,303	$161,738	$154,780	$172,479
Gross profit	35,684	51,719	47,171	52,134
Operating income	146	12,110	7,704	8,495
Net income	677	9,284	6,388	6,273
Basic earnings per share	$0.02	$0.31	$0.22	$0.21
Diluted earnings per share	$0.02	$0.31	$0.21	$0.21

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 30, 2021 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 30, 2021.
Our internal control over financial reporting as of January 30, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
Management has determined that, as of January 30, 2021, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 31, 2021, expressed an unqualified opinion thereon.
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
March 31, 2021

Item 9B. Other Information
The information contained in the section entitled "Explanatory Note" and elsewhere in this Report with respect to the COVID-19 pandemic and our responses thereto are incorporated herein by reference.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 30, 2021 (the “2021 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2021 Proxy Statement.

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

3.2	Second Amended and Restated Bylaws of Tilly’s, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020)

4.1
Form of Class A common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 5 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on April 23, 2012)

4.2	Description of Tilly's, Inc. Securities (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the period ended February 1, 2020)

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
First Amendment to Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated December 21, 2017 (incorporated by reference to Exhibit 10.2.1 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.3#
Amended and Restated Tillys 2007 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.4#
Form of Stock Option Agreement Pursuant to 2007 Plan (Senior Executive Form) (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.5#
Form of Stock Option Agreement Pursuant to 2007 Plan (Non-Executive Form) (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.6#
Form of Re-Priced Stock Option Grant Agreement pursuant to the 2007 Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.7#	Tilly’s, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020)

10.8#
Form of Stock Option Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.9#
Form of Restricted Stock Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.9.1#
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.10
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.11
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.12
Credit Agreement, dated November 9, 2020, by and among World of Jeans & Tops, Tilly’s, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020)

10.13
Security Agreement, dated November 9, 2020, by and among World of Jeans & Tops, Tilly’s, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020)

10.14	Guaranty, dated November 9, 2020, of Tilly’s, Inc (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2020)

10.15#	Offer Letter between Tilly's, Inc. and Edmond Thomas dated October 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.16#
Offer Letter between Tilly's, Inc. and Michael Henry dated May 12, 2015 entered into on May 19, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.17#
Offer Letter between Tilly’s, Inc. and Tricia D. Smith dated September 11, 2019 entered into on September 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2019)

10.18#
Offer Letter between Tilly’s, Inc. and Jonathon D. Kosoff entered into on February 12, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2020)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020; (ii) Consolidated Statements of Operations for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019; (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on March 31, 2021.

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