Form 10-Q
period 2021-05-01
TILLY'S, INC.
filed 2021-06-08
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 7, 2021, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,860,403
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 1, 2021

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the pandemic generally, and on our operations, future financial or operational results;
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
•adjusting to increasing costs of mailing catalogs, paper and printing;
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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$81,015	$76,184	$65,133
Marketable securities	76,633	64,955	45,981
Receivables	9,701	8,724	13,421
Merchandise inventories	65,341	55,698	67,650
Prepaid expenses and other current assets	4,956	6,595	2,092
Total current assets	237,646	212,156	194,277
Operating lease assets	219,918	227,881	252,554
Property and equipment, net	54,139	52,639	61,941
Other assets	12,530	12,797	7,422
Total assets	$524,233	$505,473	$516,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,860	$24,983	$24,837
Accrued expenses	29,110	30,682	13,591
Line of credit	—	—	23,675
Deferred revenue	12,913	13,492	10,719
Accrued compensation and benefits	14,489	9,899	5,098
Current portion of operating lease liabilities	53,633	54,503	65,595
Total current liabilities	146,005	133,559	143,515
Noncurrent operating lease liabilities	203,627	211,292	229,127
Other	—	—	558
Total liabilities	349,632	344,851	373,200
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,837, 22,477 and 22,363 shares issued and outstanding, respectively	23	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,366 shares issued and outstanding, respectively	7	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	158,454	155,437	153,878
Retained earnings (Accumulated deficit)	16,094	5,135	(11,115)
Accumulated other comprehensive income	23	20	201
Total stockholders’ equity	174,601	160,622	142,994
Total liabilities and stockholders’ equity	$524,233	$505,473	$516,194
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$163,157	$77,289
Cost of goods sold (includes buying, distribution, and occupancy costs)	108,318	75,695
Gross profit	54,839	1,594
Selling, general and administrative expenses	39,965	29,995
Operating income (loss)	14,874	(28,401)
Other (expense) income, net	(115)	409
Income (loss) before income taxes	14,759	(27,992)
Income tax expense (benefit)	3,800	(10,597)
Net income (loss)	$10,959	$(17,395)
Basic earnings (loss) per share of Class A and Class B common stock	$0.37	$(0.59)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.36	$(0.59)
Weighted average basic shares outstanding	29,878	29,677
Weighted average diluted shares outstanding	30,529	29,677
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$10,959	$(17,395)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	3	(13)
Other comprehensive income (loss), net of tax	3	(13)
Comprehensive income (loss)	$10,962	$(17,408)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	10,959	—	10,959
Share-based compensation expense	—	—	—	366	—	—	366
Exercises of stock options	360	—	—	2,651	—	—	2,651
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	3	3
Balance at May 1, 2021	22,837	7,306	$30	$158,454	$16,094	$23	$174,601

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(17,395)	—	(17,395)
Class B common stock converted to Class A common stock	40	(40)	—	—	—	—	—
Share-based compensation expense	—	—	—	501	—	—	501
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(13)	(13)
Balance at May 2, 2020	22,363	7,366	$30	$153,878	$(11,115)	$201	$142,994

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities
Net income (loss)	$10,959	$(17,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,324	5,024
Insurance proceeds from casualty loss	117	—
Share-based compensation expense	366	501
Impairment of long-lived assets	—	333
Loss on disposal of assets	62	—
Gain on sales and maturities of marketable securities	(29)	(330)
Deferred income taxes	285	591
Changes in operating assets and liabilities:
Receivables	250	(5,936)
Merchandise inventories	(9,760)	(10,749)
Prepaid expenses and other current assets	1,615	2,411
Accounts payable	10,617	4,661
Accrued expenses	(1,745)	(5,284)
Deferred revenue	(579)	(1,042)
Accrued compensation and benefits	4,590	(2,092)
Operating lease liabilities	(1,795)	9,741
Net cash provided by (used in) operating activities	19,277	(19,566)
Cash flows from investing activities
Purchases of property and equipment	(5,492)	(3,548)
Proceeds from sale of property and equipment	10	—
Insurance proceeds from casualty loss	29	—
Purchases of marketable securities	(36,644)	(5,996)
Maturities of marketable securities	25,000	30,108
Net cash (used in) provided by investing activities	(17,097)	20,564
Cash flows from financing activities
Proceeds from line of credit	—	23,675
Dividends paid	—	(29,677)
Proceeds from exercise of stock options	2,651	—
Net cash provided by (used in) financing activities	2,651	(6,002)
Change in cash and cash equivalents	4,831	(5,004)
Cash and cash equivalents, beginning of period	76,184	70,137
Cash and cash equivalents, end of period	$81,015	$65,133
Supplemental disclosures of cash flow information
Interest paid	$—	$67
Income taxes paid (refunded)	$3,683	$(42)
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$2,936	$2,066
Leased assets obtained in exchange for new operating lease liabilities	$4,621	$1,896
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 238 stores, in 33 states as of May 1, 2021. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen week periods ended May 1, 2021 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the favorable circumstances surrounding federal stimulus checks and atypical back-to-school timing that occurred during the first quarter of fiscal 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 ("fiscal 2020").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2021 refer to the fiscal year ending January 29,
2022. References to the fiscal quarter or first three months ended May 1, 2021 and May 2, 2020 refer to the thirteen week periods ended as of those dates, respectively.
Impact of the COVID-19 Pandemic on our Business
As of the date of filing this Quarterly Report on Form 10-Q (this "Report"), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. While the scope and severity of the adverse impacts of the pandemic have shown signs of reduction in recent months, the pandemic resulted in, and may in the future result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Retail stores	$127,675	$46,953
E-commerce	35,482	30,336
Total net sales	$163,157	$77,289
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Mens	36%	34%
Womens	29%	27%
Accessories	14%	15%
Footwear	12%	14%
Boys	4%	5%
Girls	4%	5%
Outdoor	1%	—%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Third-party	71%	75%
Proprietary	29%	25%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 1, 2021, January 30, 2021 and May 2, 2020, our reserve for sales returns was $2.2 million, $1.4 million and $1.7 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.4 million, $9.6 million and $8.1 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.8 million and $2.7 million for the thirteen week periods ended May 1, 2021 and May 2, 2020, respectively. For the thirteen weeks ended May 1, 2021 and May 2, 2020, the opening gift card balance was $9.6 million and $9.3 million, respectively, of which $2.3 million and $1.9 million respectively, was recognized as revenue during the period.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $4.5 million, $3.9 million and $2.6 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively. The value of points redeemed through our loyalty program was $2.1 million and $0.9 million for the thirteen week periods ended May 1, 2021 and May 2, 2020, respectively. For the thirteen weeks ended May 1, 2021 and May 2, 2020, the opening loyalty program balance was $3.9 million and $2.4 million, respectively, of which $0.9 million and less than $0.1 million, respectively, was recognized as revenue during the period.
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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were unable to operate such stores. We have substantially completed negotiating COVID-19 related lease concessions for most of our stores, with less than 10 stores and $0.8 million of withheld rents remaining unresolved as of May 1, 2021. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have considered the Financial Accounting Standards Board's (“FASB”) recent guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. Our lease began in January 1, 2003 and terminates on December 31, 2027. During each of the thirteen week periods ended May 1, 2021 and May 2, 2020, we incurred rent expense of $0.5 million related to this lease.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen week periods ended May 1, 2021, and May 2, 2020, we incurred rent expense of $0.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and terminates on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen week periods ended May 1, 2021 and May 2, 2020, we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 and terminates on October 31, 2021. We are in the process of renegotiating this lease.

The maturity of operating lease liabilities as of May 1, 2021 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2021	$2,297	$49,874	$52,171
2022	2,246	61,829	64,075
2023	2,168	51,111	53,279
2024	2,233	40,218	42,451
2025	2,300	30,968	33,268
Thereafter	4,393	58,919	63,312
Total minimum lease payments	15,637	292,919	308,556
Less: Amount representing interest	1,954	49,342	51,296
Present value of operating lease liabilities	$13,683	$243,577	$257,260

As of May 1, 2021, additional operating lease contracts that have not yet commenced are approximately $1.2 million. Further, additional operating lease contract modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $3.8 million.

Lease expense for the thirteen week periods ended May 1, 2021 and May 2, 2020 was as follows (in thousands):

	Thirteen Weeks Ended May 1, 2021			Thirteen Weeks Ended May 2, 2020
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,217	$410	$15,627	$15,514	$401	$15,915
Variable lease expense (credit)	3,899	(11)	3,888	3,819	22	3,841
Total lease expense	$19,116	$399	$19,515	$19,333	$423	$19,756

Supplemental lease information for the thirteen weeks ended May 1, 2021 and May 2, 2020 was as follows:

	Thirteen Weeks Ended May 1, 2021	Thirteen Weeks Ended May 2, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$17,168	$5,615
Weighted average remaining lease term (in years)	5.6 years	6.0 years
Weighted average interest rate (1)	6.49%	4.01%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.
Income Taxes
Our income tax expense was $3.8 million, or 25.7% of pre-tax income, compared to income tax benefit of $(10.6) million, or 37.9% of pre-tax loss, for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively. The decrease in the effective income tax rate is primarily due to the benefit realized during the prior year from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") enacted on March 27, 2020, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years which were subject to higher income tax rates than fiscal 2020.
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for annual periods after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of fiscal 2021. The impact this guidance has on our consolidated financial statements and related disclosures is immaterial.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related disclosures.
Note 3: Marketable Securities
Marketable securities as of May 1, 2021 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at May 1, 2021, January 30, 2021 and May 2, 2020 (in thousands):

	May 1, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$69,938	$32	$(1)	$69,969
Fixed income securities	6,664	—	—	6,664
Total marketable securities	$76,602	$32	$(1)	$76,633

	January 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,928	$28	$(1)	$64,955
Total marketable securities	$64,928	$28	$(1)	$64,955

	May 2, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$34,698	$275	$—	$34,973
Fixed income securities	11,008	—	—	11,008
Total marketable securities	$45,706	$275	$—	$45,981
We recognized gains on investments for commercial paper that matured during the thirteen week periods ended May 1, 2021 and May 2, 2020. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Gains on investments	$29	$252

Note 4: Asset-Backed Credit Facility
On November 9, 2020 (the “Closing Date”), we entered into an asset-backed credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association ("Bank"), as lender, administrative agent and collateral agent (the “Agent”). The Credit Agreement replaced our then-existing amended and restated credit agreement (the “Prior Credit Agreement”), dated as of May 3, 2012, as amended, with the Agent.
The Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our Company.
The maximum borrowings permitted under the revolving facility is equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base is equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the Agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the Agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the Agent. As of the Closing Date, we were eligible to borrow up to a total of $40.1 million under the revolving facility. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date to the Credit Agreement.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the Closing Date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
In connection with the entry into the Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Agent, and (ii) a guaranty by us in favor of the Agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the Agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3, 2012.
As of May 1, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $48.5 million, and had no outstanding borrowings under the Credit Agreement.
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the Closing Date. The interest rate charged on borrowings under the Prior Credit Agreement was selected at our discretion at the time of draw between LIBOR plus 0.75%, or at the Bank’s prime rate. The Prior Credit Agreement was secured by substantially all of our assets. In March 2020, we borrowed $23.7 million under our Prior Credit Agreement, which represented the maximum borrowings permitted thereunder, and which were subsequently repaid in September 2020.

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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale, and certain cash equivalents, specifically money market securities, and commercial paper. The money market accounts are valued based on quoted market prices in active markets. The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party entities.
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
During the thirteen week periods ended May 1, 2021 and May 2, 2020, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 1, 2021, January 30, 2021 and May 2, 2020, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 1, 2021			January 30, 2021			May 2, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$70,477	$—	$—	$67,115	$—	$—	$62,906	$—	$—
Marketable securities:
Commercial paper	$—	$69,969	$—	$—	$64,955	$—	$—	$34,973	$—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirteen weeks ended May 1, 2021, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that none of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded no impairment charges to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	($ in thousands)
Carrying value of assets with impairment	*	$536
Fair value of assets impaired	*	$203
Number of stores tested for impairment	9	12
Number of stores with impairment	—	5
* Not applicable
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 1, 2021, there were 2,305,536 shares available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the thirteen weeks ended May 1, 2021 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2021	2,602,212	$8.19
Granted	503,700	$10.74
Exercised	(359,907)	$7.37
Forfeited	(246,718)	$9.33
Expired	(32,000)	$16.26
Outstanding at May 1, 2021	2,467,287	$8.61	7.2	$9,019
Exercisable at May 1, 2021	1,272,206	$9.00	5.3	$4,453
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $12.06 at May 1, 2021.
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

The fair values of stock options granted during the thirteen weeks ended May 1, 2021 and May 2, 2020 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Weighted average grant-date fair value per option granted	$5.64	$2.05
Expected option term (1)	5.4 years	5.3 years
Weighted average expected volatility factor (2)	59.9%	57.3%
Weighted average risk-free interest rate (3)	0.9%	0.4%
Expected annual dividend yield (4)	—%	—%
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
(4)We do not currently have a dividend policy.
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
A summary of non-vested RSAs at May 1, 2021 and January 30, 2021 is presented below:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at May 1, 2021 and January 30, 2021	71,548	$6.71
There were no RSAs granted, vested, or forfeited during the thirteen weeks ended May 1, 2021.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cost of goods sold (1)	$(38)	$146
Selling, general and administrative expenses	404	355
Total share-based compensation expense	$366	$501
(1)Current period share-based compensation expense attributed to cost of goods sold was exceeded by related forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At May 1, 2021, there was $5.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 3.1 years.

Note 8: Earnings (Loss) Per Share
Earnings (loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and RSAs.
The components of basic and diluted earnings (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$10,959	$(17,395)
Weighted average basic shares outstanding	29,878	29,677
Dilutive effect of stock options and restricted stock	651	—
Weighted average shares for diluted earnings per share	30,529	29,677
Basic earnings (loss) per share of Class A and Class B common stock	$0.37	$(0.59)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.36	$(0.59)

The following stock options have been excluded from the calculation of diluted earnings (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Stock options	1,204	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of May 1, 2021, we operated 238 stores in 33 states, averaging approximately 7,400 square feet per store, compared to 239 total stores last year at this time, all of which were temporarily closed to the public beginning March 18, 2020 and through the end of the first quarter of fiscal 2020 in response to the COVID-19 pandemic. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As of the date of filing this Quarterly Report on Form 10-Q (this "Report"), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. While the scope and severity of the adverse impacts of the pandemic have shown signs of reduction in recent months, the pandemic resulted in, and may in the future result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
Since the second week of April 2021, we have experienced a significant shift in our sales mix back towards in-store sales as compared to e-commerce sales, which we expect may be due to the recent increases in vaccination rates and fewer pandemic-related restrictions. However, e-commerce remains a larger percentage of our total net sales compared to pre-pandemic levels. This trend may continue, but given the continuing unpredictable nature of the overall retail environment, including the ongoing uncertainty regarding how the pandemic may progress, the uncertainty concerning how much of our first quarter performance was influenced by the federal stimulus checks and atypical back-to-school timing, and whether or not there will be a more typical back-to-school period this year, we cannot reliably predict future business trends with any certainty.
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
We believe that drawing specific conclusions from comparative financial performance against fiscal 2020 results may be misleading given the various impacts of the COVID-19 pandemic. Further, it is challenging to predict future performance trends with any certainty due to many continuing unknowable factors in the current environment. These factors include but are not limited to:
•how the pandemic may continue to impact consumer habits;
•how the continuation or cessation of federal or state/local stimulus payments may continue to impact consumer spending;
•how store performance will compare relative to fiscal 2020 or fiscal 2019 over a longer period of time, particularly against last year’s strong results upon the initial reopening of stores which occurred on a staggered basis over several months;
•how our e-commerce business will perform relative to the significant increases in e-commerce net sales we experienced during the varying periods of store closures during fiscal 2020;
•whether or not we will have a more typical back-to-school season this year, which typically begins in late July; and
•whether any of the first quarter business we did in traditional back-to-school product categories will represent a pull-forward of normal back-to-school spending or if these first quarter sales will be incremental to the normal back-to-school season.
The extent to which the COVID-19 pandemic and our response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. For more details, see Item 1A. “Risk Factors - Risks Related to Our Business” within our most recently filed Annual Report on Form 10-K.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Statements of Operations Data:
Net sales	$163,157	$77,289
Cost of goods sold	108,318	75,695
Gross profit	54,839	1,594
Selling, general and administrative expenses	39,965	29,995
Operating income (loss)	14,874	(28,401)
Other (expense) income, net	(115)	409
Income (loss) before income taxes	14,759	(27,992)
Income tax expense (benefit)	3,800	(10,597)
Net income (loss)	$10,959	$(17,395)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	66.4%	97.9%
Gross profit	33.6%	2.1%
Selling, general and administrative expenses	24.5%	38.8%
Operating income (loss)	9.1%	(36.7)%
Other (expense) income, net	(0.1)%	0.5%
Income (loss) before income taxes	9.0%	(36.2)%
Income tax expense (benefit)	2.3%	(13.7)%
Net income (loss)	6.7%	(22.5)%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating Data:
Stores operating at end of period	238	239
Comparable store sales change (1)	7.5%	8.6%
Total square feet at end of period (in thousands)	1,753	1,768
Average net sales per brick-and mortar store (in thousands) (2)	$535	$196
Average net sales per square foot (2)	$73	$27
E-commerce revenues (in thousands) (3)	$35,482	$30,336
E-commerce revenues as a percentage of net sales	21.7%	39.2%
(1)Comparable store sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include sales from our e-commerce platform as part of our comparable store sales as we manage and analyze our business as a single omni-channel and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease or shopping. Comparable store sales exclude gift card breakage income, and e-commerce shipping and handling fee revenue.
(2)The number of stores and the amount of square footage reflect the number of days during the period that stores were open. E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage are excluded from net sales in deriving average net sales per retail store.
(3)E-commerce revenues include e-commerce sales and e-commerce shipping and handling fee revenue.

First Quarter (13 Weeks) Ended May 1, 2021 Compared to First Quarter (13 Weeks) Ended May 2, 2020
Net Sales
Net sales were $163.2 million, an increase of $85.9 million, or 111.1%, compared to $77.3 million for the corresponding period last year.
•Net sales from physical stores were $127.7 million, an increase of $80.7 million or 171.9%, compared to $47.0 million last year, primarily due to the closure of all stores during the latter half of the first quarter last year as a result of the COVID-19 pandemic. Net sales from stores represented 78.3% of total net sales compared to 60.8% of total net sales last year. The Company ended the first quarter with 238 total stores (all of which were open) compared to 239 total stores at the end of the first quarter last year (all of which were mandatorily closed). During the first quarter of fiscal 2021, we opened two new stores and permanently closed two stores.
•Net sales from e-commerce were $35.5 million, an increase of $5.1 million or 17.0%, compared to $30.3 million last year. E-commerce net sales represented 21.7% of total net sales compared to 39.2% of total net sales last year.
Gross Profit
Gross profit was $54.8 million, an increase of $53.2 million or 3,340.3%, compared to $1.6 million for the corresponding period last year. Gross margin, or gross profit as a percentage of net sales, was 33.6% compared to 2.1% for the corresponding period last year. Product margins improved 930 basis points as a percentage of net sales primarily due to the prior year impact of an estimated inventory reserve of $4.7 million recorded during last year's store shutdown period which represented 600 basis points of the comparative increase. Setting aside the prior year inventory reserve impact, the remaining product margin improvement of 330 basis points was primarily attributable to a lower total markdown rate. Buying, distribution and occupancy costs improved by 2220 basis points collectively, despite increasing by $1.5 million in total, due to leveraging these costs against a much higher level of net sales this year compared to last year's store shutdown period. Occupancy costs improved by 1700 basis points as a percentage of net sales and were reduced by $0.5 million compared to last year. Distribution expenses improved by 450 basis points as a percentage of net sales despite increasing by $1.6 million. Buying costs improved by 70 basis points as a percentage of net sales despite increasing by $0.5 million.
Selling, General and Administrative Expenses
SG&A expenses were $40.0 million, or 24.5% of net sales, compared to $30.0 million, or 38.8% of net sales, for the corresponding period last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(4.7)%	$6.2	Increase in store payroll and related benefits due to operating all stores for the entirety of this year’s first quarter.
0.9%	1.5	Corporate bonus accruals due to exceeding our budgeted targets thus far in fiscal 2021.
(1.2)%	1.2	Increase in marketing costs associated with e-commerce net sales growth.
(2.4)%	1.2	Increase in corporate payroll and related benefits due to being fully staffed this year compared to significant furloughs and temporary management pay reductions during last year's store shutdown period.
(0.1)%	0.8	Increase in credit card fees associated with significantly higher net sales.
(1.0)%	(1.6)	Reversal of sales tax assessment accrual from the State of California, relating to the 2015-2017 period recorded during the third quarter of fiscal 2020.
(5.8)%	0.7	Net change in all other SG&A expenses.
(14.3)%	$10.0	Total

Operating Income (Loss)
Operating income was $14.9 million, or 9.1% of net sales, compared to an operating loss of $(28.4) million, or (36.7)% of net sales, for the corresponding period last year. The increase in operating income was primarily due to the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $3.8 million, or 25.7% of income before taxes, compared to an income tax benefit of $(10.6) million, or 37.9% of loss before taxes, for the corresponding period last year. Income tax expense for both periods includes certain discrete items associated with stock-based award activity. The decrease in the effective income tax rate is primarily due to the anticipated benefit from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), discussed in further detail below, which provides for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates than fiscal 2020.
Net Income (Loss) and Income (Loss) Per Diluted Share
Net income was $11.0 million, or $0.36 per diluted share, compared to a net loss of $(17.4) million, or $(0.59) per share, for the corresponding period last year primarily as a result of the factors noted above.
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
Working Capital
Working capital at May 1, 2021, was $91.6 million compared to $78.6 million at January 30, 2021, an increase of $13.0 million. The changes in our working capital during the first quarter of fiscal 2021 were as follows:

$ millions	Description
$78.6	Working capital at January 30, 2021
16.5	Increase in cash, cash equivalents, and marketable securities, primarily due to higher net income.
(1.2)	Decrease primarily due to timing of accounts payables, net of increase in inventories.
(4.6)	Decrease primarily due to timing of accrued compensation and benefits and corporate bonus accrual.
2.3	Increase primarily due to timing of accounts payable payments.
$91.6	Working capital at May 1, 2021
Asset-Backed Credit Facility
On November 9, 2020 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association ("Bank"), as lender, administrative agent and collateral agent (the “Agent”). The Credit Agreement replaced our existing amended and restated credit agreement (the “Prior Credit Agreement”), dated as of May 3, 2012, as amended, with the Agent.
The Credit Agreement provides for an asset-based, senior secured revolving credit facility of up to $65.0 million consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sub limit on credit outstanding at any time of $10.0 million and a sub limit for swing line loans of $7.5 million. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the revolving commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The revolving facility matures on November 9, 2023. The payment and performance in full of the secured obligations under the revolving facility are secured by a lien on and security interest in all of the assets of our Company.
The maximum borrowings permitted under the revolving facility is equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base is equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the Agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the Agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the Agent. As of the Closing Date, we were eligible to borrow up to a total of $40.1 million under the revolving facility. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date to the Credit Agreement.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing our own common stock. After the first anniversary of the Closing Date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
In connection with the entry into the Credit Agreement, on November 9, 2020, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Agent, and (ii) a guaranty by us in favor of the Agent. The security agreement and the guaranty replaced (i) the general pledge agreement, dated as of May 3, 2012, by us in favor of the bank, (ii) the continuing guaranty by us in favor of the Agent, dated May 3, 2012, and (iii) the amended and restated security agreement with respect to equipment and the amended and restated security agreement with respect to rights to payment and inventory, in each case, dated as of May 3, 2012.
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the Closing Date. The interest rate charged on borrowings under the Prior Credit Agreement was selected at our discretion at the time of draw between LIBOR plus 0.75%, or at the Bank’s prime rate. The Prior Credit Agreement was secured by substantially all of our assets. In March 2020, we borrowed $23.7 million under our Prior Credit Agreement, which represented the maximum borrowings permitted thereunder, and which were subsequently repaid in September 2020.
As of May 1, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $48.5 million and had no outstanding borrowings under the Credit Agreement.

Impact of CARES Act on Company Liquidity
On March 27, 2020, the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes, a refundable employee retention payroll tax credit and changes to the depreciation rules for qualified improvement property. As of May 1, 2021, pursuant to the CARES Act, we have deferred the deposit of certain payroll taxes, applied for certain tax credits and accelerated depreciation on qualified improvement property.
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks of fiscal 2021 compared to the thirteen weeks of fiscal 2020 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net cash provided by (used in) operating activities	$19,277	$(19,566)
Net cash (used in) provided by investing activities	(17,097)	20,564
Net cash provided by (used in) financing activities	2,651	(6,002)
Net increase (decrease) in cash and cash equivalents	$4,831	$(5,004)
Net Cash Provided by (Used in) Operating Activities
Operating activities consist primarily of net income (loss) adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $19.3 million this year compared to $19.6 million used in operating activities last year. The $38.8 million increase in cash provided by operating activities was primarily due to higher net sales in fiscal 2021 due to the closure of all stores during the latter half of the first quarter last year as a result of the COVID-19 pandemic. Other variances include a decrease in accounts receivable and increases in accrued compensation and benefits and accounts payable, partially offset by a decrease in operating lease liabilities.
Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $17.1 million this year compared to $20.6 million provided by investing activities last year. Net cash used in investing activities in the first quarter of fiscal 2021 consisted of purchases of marketable securities of $36.6 million and capital expenditures totaling $5.5 million, partially offset by the maturities of marketable securities of $25.0 million. Net cash provided by investing activities during the first quarter of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $30.1 million, partially offset by purchases of marketable securities of $6.0 million and capital expenditures totaling $3.5 million.
Net Cash Provided by (Used in) Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $2.7 million this year compared to $6.0 million used in financing activities last year. Financing activities in the first quarter of fiscal 2021 consisted of proceeds from the exercise of stock options of $2.7 million. Financing activities in the first quarter of fiscal 2020 consisted of dividends paid of $29.7 million partially offset by $23.7 million of borrowings under the Prior Credit Agreement.
Contractual Obligations
As of May 1, 2021, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for purchase obligations and our revolving credit facility.
Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. As noted elsewhere in this Report, the COVID-19 pandemic has had significant, adverse impacts on our business and the economy generally, making estimates and assumptions about future events far more difficult, if not impossible. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 1, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 1, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a detailed discussion of the risks that affect our business.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Promotion Letter between Tilly's, Inc. and Robert Goodwin dated February 25, 2021

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 8, 2021
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 8, 2021
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)