Form 10-Q
period 2021-07-31
TILLY'S, INC.
filed 2021-09-09
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 7, 2021, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,651,085
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended July 31, 2021

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the COVID-19 pandemic generally (including any future surges in the number of cases or new variants or strains related thereto), and on our operations, future financial or operational results;
•our ability to adapt to changes in traffic trends for our stores and changes in our customers' purchasing patterns;
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
•adapting to periods of decline in consumer confidence and consumer spending;
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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$81,894	$76,184	$132,955
Marketable securities	66,644	64,955	15,939
Receivables	13,143	8,724	13,287
Merchandise inventories	86,853	55,698	68,067
Prepaid expenses and other current assets	7,810	6,595	3,956
Total current assets	256,344	212,156	234,204
Operating lease assets	216,046	229,864	245,004
Property and equipment, net	51,172	52,639	56,805
Other assets	11,601	12,797	8,458
Total assets	$535,163	$507,456	$544,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,053	$24,983	$48,710
Accrued expenses	23,898	30,682	19,416
Line of credit	—	—	23,675
Deferred revenue	13,040	13,492	9,443
Accrued compensation and benefits	16,567	9,899	6,891
Current portion of operating lease liabilities	53,022	54,503	64,470
Other	948	632	339
Total current liabilities	166,528	134,191	172,944
Noncurrent operating lease liabilities	196,018	211,292	222,015
Other	1,385	1,351	944
Total liabilities	363,931	346,834	395,903
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,651, 22,477 and 22,414 shares issued and outstanding, respectively	24	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,366 shares issued and outstanding, respectively	7	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	165,407	155,437	154,386
Retained earnings (Accumulated deficit)	5,782	5,135	(5,849)
Accumulated other comprehensive income	12	20	1
Total stockholders’ equity	171,232	160,622	148,568
Total liabilities and stockholders’ equity	$535,163	$507,456	$544,471
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$201,952	$135,845	$365,109	$213,134
Cost of goods sold (includes buying, distribution, and occupancy costs)	127,225	94,171	235,543	169,866
Gross profit	74,727	41,674	129,566	43,268
Selling, general and administrative expenses	48,300	33,965	88,265	63,960
Operating income (loss)	26,427	7,709	41,301	(20,692)
Other (expense) income, net	(102)	311	(218)	720
Income (loss) before income taxes	26,325	8,020	41,083	(19,972)
Income tax expense (benefit)	5,927	2,754	9,726	(7,843)
Net income (loss)	$20,398	$5,266	$31,357	$(12,129)
Basic earnings (loss) per share of Class A and Class B common stock	$0.67	$0.18	$1.04	$(0.41)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.66	$0.18	$1.02	$(0.41)
Weighted average basic shares outstanding	30,500	29,694	30,189	29,686
Weighted average diluted shares outstanding	31,113	29,700	30,837	29,686
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$20,398	$5,266	$31,357	$(12,129)
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(11)	(200)	(8)	(213)
Other comprehensive (loss) income, net of tax	(11)	(200)	(8)	(213)
Comprehensive income (loss)	$20,387	$5,066	$31,349	$(12,342)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 1, 2021	22,837	7,306	$30	$158,454	$16,094	$23	$174,601
Net income	—	—	—	—	20,398	—	20,398
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	531	—	—	531
Exercises of stock options	794	—	1	6,422	—	—	6,423
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(11)	(11)
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 2, 2020	22,363	7,366	$30	$153,878	$(11,115)	$201	$142,994
Net income	—	—	—	—	5,266	—	5,266
Restricted stock	51	—	—	—	—	—	—
Share-based compensation expense	—	—	—	508	—	—	508
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(200)	(200)
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	31,357	—	31,357
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	896	—	—	896
Exercises of stock options	1,154	—	1	9,074	—	—	9,075
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(8)	(8)
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(12,129)	—	(12,129)
Restricted stock	51	—	—	—	—	—	—
Class B common stock converted to Class A common stock	40	(40)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,009	—	—	1,009
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(213)	(213)
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities
Net income (loss)	$31,357	$(12,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,809	9,987
Insurance proceeds from casualty loss	117	—
Share-based compensation expense	896	1,009
Impairment of long-lived assets	136	903
Loss on disposal of assets	62	64
Gain on sales and maturities of marketable securities	(74)	(677)
Deferred income taxes	1,462	(490)
Changes in operating assets and liabilities:
Receivables	(2,997)	(5,802)
Merchandise inventories	(31,272)	(11,166)
Prepaid expenses and other current assets	(1,483)	2,107
Accounts payable	34,077	28,376
Accrued expenses	(5,859)	701
Deferred revenue	(452)	(2,318)
Accrued compensation and benefits	6,668	(299)
Operating lease liabilities	(3,481)	8,802
Other liabilities	(524)	(225)
Net cash provided by operating activities	37,442	18,843
Cash flows from investing activities
Purchases of property and equipment	(8,511)	(4,250)
Proceeds from sale of property and equipment	10	—
Insurance proceeds from casualty loss	29	—
Purchases of marketable securities	(66,625)	(15,968)
Maturities of marketable securities	65,000	70,195
Net cash (used in) provided by investing activities	(10,097)	49,977
Cash flows from financing activities
Proceeds from line of credit	—	23,675
Dividends paid	(30,710)	(29,677)
Proceeds from exercise of stock options	9,075	—
Net cash used in financing activities	(21,635)	(6,002)
Change in cash and cash equivalents	5,710	62,818
Cash and cash equivalents, beginning of period	76,184	70,137
Cash and cash equivalents, end of period	$81,894	$132,955
Supplemental disclosures of cash flow information
Interest paid	$—	$128
Income taxes paid	$17,790	$828
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,571	$1,845
Leased assets obtained in exchange for new operating lease liabilities	$9,790	$7,168
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 244 stores, in 33 states as of July 31, 2021. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended July 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the favorable circumstances surrounding federal stimulus checks and atypical back-to-school timing that occurred during the first quarter of fiscal 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 ("fiscal 2020").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2021 refer to the fiscal year ending January 29,
2022. References to the fiscal quarters or first halves July 31, 2021 and August 1, 2020 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
Impact of the COVID-19 Pandemic on our Business
As of the date of filing this Quarterly Report on Form 10-Q (this "Report"), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. With the current resurgence of COVID-19, we may experience adverse impacts in the future, including similar impacts we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Retail stores	$164,626	$83,858	$292,302	$130,811
E-commerce	$37,326	51,987	$72,807	82,323
Total net sales	$201,952	$135,845	$365,109	$213,134
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Mens	36%	35%	36%	35%
Womens	28%	27%	28%	27%
Accessories	17%	16%	16%	16%
Footwear	10%	13%	11%	13%
Boys	4%	5%	4%	5%
Girls	4%	4%	4%	4%
Hardgoods	1%	—%	1%	—%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Third-party	70%	77%	71%	77%
Proprietary	30%	23%	29%	23%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of July 31, 2021, January 30, 2021 and August 1, 2020, our reserve for sales returns was $3.9 million, $1.4 million and $2.1 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.9 million, $9.6 million and $7.7 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions.
Revenue recognized from gift cards was $3.4 million and $2.7 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. For the thirteen weeks ended July 31, 2021 and August 1, 2020, the opening gift card balance was $8.4 million and $8.1 million, respectively, of which $1.2 million and $1.1 million respectively, was recognized as revenue during the respective periods. Revenue recognized from gift cards was $7.2 million and $5.4 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. For the twenty-six weeks ended July 31, 2021 and August 1, 2020, the opening gift card balance was $9.6 million and $9.3 million, respectively, of which $3.4 million and $3.1 million, respectively, was recognized as revenue during the respective periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.1 million, $3.9 million and $1.8 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively. The value of points redeemed through our loyalty program was $2.7 million and $1.5 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively. For the thirteen weeks ended July 31, 2021 and August 1, 2020, the opening loyalty program balance was $4.5 million and $2.6 million, respectively, of which $1.2 million and $1.2 million, respectively, was recognized as revenue during the respective periods. The value of points redeemed through our loyalty program was $4.8 million and $2.4 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. For the twenty-six weeks ended July 31, 2021 and August 1, 2020, the opening loyalty program balance was $3.9 million and $2.4 million, respectively, of which $2.3 million and $1.2 million, respectively, was recognized as revenue during the respective periods.
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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were unable to operate such stores. We have substantially completed negotiating COVID-19 related lease concessions for most of our stores, with less than 10 stores and $0.4 million of withheld rents remaining unresolved as of July 31, 2021. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have considered the Financial Accounting Standards Board's (“FASB”) guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During the thirteen and twenty-six week periods ended July 31, 2021, we incurred rent expense of $0.5 million and $1.0 million, respectively, related to this lease. During the thirteen and twenty-six week periods ended August 1, 2020, we incurred rent expense of $0.6 million and $1.1 million, respectively, related to this lease. Our lease began in January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020, we incurred rent expense of $0.1 million and $0.2 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and terminates on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen and twenty-six week periods ended July 31, 2021, we incurred rent expense of $0.2 million and $0.5 million, respectively, relate to this lease. During the thirteen and twenty-six week periods ended August 1, 2020, we incurred rent expense of $0.3 million and $0.5 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 and terminates on October 31, 2021. We expect to have a fully negotiated renewal completed in advance of lease expiration.
The maturity of operating lease liabilities as of July 31, 2021 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2021	$1,417	$33,076	$34,493
2022	2,246	62,432	64,678
2023	2,168	51,904	54,072
2024	2,233	41,225	43,458
2025	2,300	32,170	34,470
Thereafter	4,393	61,304	65,697
Total minimum lease payments	14,757	282,111	296,868
Less: Amount representing interest	1,813	46,015	47,828
Present value of operating lease liabilities	$12,944	$236,096	$249,040

As of July 31, 2021, additional operating lease contracts that have not yet commenced are approximately $2.9 million. Further, additional operating lease contract modifications executed subsequent to the balance sheet date, but prior to the filing date, are approximately $3.6 million.

Lease expense for the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020 was as follows (in thousands):

	Thirteen Weeks Ended July 31, 2021			Thirteen Weeks Ended August 1, 2020
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$14,841	$416	$15,257	$14,886	$402	$15,288
Variable lease expense	4,835	11	4,846	4,425	28	4,453
Total lease expense	$19,676	$427	$20,103	$19,311	$430	$19,741

	Twenty-Six Weeks Ended July 31, 2021			Twenty-Six Weeks Ended August 1, 2020
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$30,057	$825	$30,882	$30,400	$803	$31,203
Variable lease expense	8,735	1	8,736	8,244	50	8,294
Total lease expense	$38,792	$826	$39,618	$38,644	$853	$39,497

Supplemental lease information for the twenty-six weeks ended July 31, 2021 and August 1, 2020 was as follows:

	Twenty-Six Weeks Ended July 31, 2021	Twenty-Six Weeks Ended August 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$34,452	$20,446
Weighted average remaining lease term (in years)	5.5 years	5.9 years
Weighted average interest rate (1)	6.40%	4.26%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.

During the second quarter of fiscal 2021, we corrected an immaterial error in our balance sheets as of January 30, 2021 and August 1, 2020, whereby we previously presented our operating lease assets on a net basis rather than presenting any negative operating lease asset balances as an operating lease liability. As such, we have presented the corrected balances herein as of January 30, 2021 and August 1, 2020, for which there was a $2.0 million and $1.0 million gross-up of both operating lease assets and operating lease liabilities as of the respective dates. Further, we have presented the corrected Statement of Cash Flows for the twenty-six weeks ended August 1, 2020 for which there was no net impact on net cash provided by operating activities.
Income Taxes
Our income tax expense was $9.7 million, or 23.7% of pre-tax income, compared to an income tax benefit of $(7.8) million, or 39.3% of pre-tax loss, for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively. The decrease in the effective income tax rate was primarily due to deferred income tax benefits of $1.0 million derived from employee stock option exercise activity this year and the prior year impact of the CARES Act, which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting of Income Taxes ("ASU 2019-12"), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for annual periods after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of fiscal 2021. The impact this guidance has on our consolidated financial statements and related disclosures is immaterial.
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
Note 3: Marketable Securities
Marketable securities as of July 31, 2021 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at July 31, 2021, January 30, 2021 and August 1, 2020 (in thousands):

	July 31, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$59,962	$16	$—	$59,978
Fixed income securities	6,666	—	—	6,666
Total marketable securities	$66,628	$16	$—	$66,644

	January 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,928	$28	$(1)	$64,955
Total marketable securities	$64,928	$28	$(1)	$64,955

	August 1, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$9,973	$1	$—	$9,974
Fixed income securities	5,965	—	—	5,965
Total marketable securities	$15,938	$1	$—	$15,939
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income (expense), net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gains on investments	$43	$302	$72	$554
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
On June 8, 2021, we entered into a Consent Agreement authorizing us to declare and pay cash dividends to our shareholders of up to $31 million in the aggregate on or before July 31, 2021. We paid a one-time special cash dividend of $1.00 per share on July 9, 2021, to all holders of record of issued and outstanding common stock in the aggregate of $30.7 million.
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
As of July 31, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement.
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

During the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 31, 2021, January 30, 2021 and August 1, 2020, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 31, 2021			January 30, 2021			August 1, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$63,097	$—	$—	$67,115	$—	$—	$128,036	$—	$—
Marketable securities:
Commercial paper	$—	$59,978	$—	$—	$64,955	$—	$—	$9,974	$—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the twenty-six weeks ended July 31, 2021, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that 1 of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded $0.1 million impairment charges to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	($ in thousands)
Carrying value of assets with impairment	$176	$570	$176	$903
Fair value of assets impaired	$40	$—	$40	$—
Number of stores tested for impairment	3	37	11	40
Number of stores with impairment	1	7	1	10
* Not applicable

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of July 31, 2021, there were 2,272,522 shares available for future issuance under the 2012 Plan.
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
The following table summarizes the stock option activity for the twenty-six weeks ended July 31, 2021 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2021	2,602,212	$8.19
Granted	508,700	$10.79
Exercised	(1,154,258)	$7.86
Forfeited	(258,886)	$9.31
Expired	(32,000)	$16.26
Outstanding at July 31, 2021	1,665,768	$8.88	7.9	$10,014
Exercisable at July 31, 2021	485,355	$10.47	5.1	$2,208
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $14.83 at July 31, 2021.
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
The fair values of stock options granted during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted average grant-date fair value per option granted	$8.56	$3.62	$5.67	$2.11
Expected option term (1)	5.6 years	5.5 years	5.4 years	5.3 years
Weighted average expected volatility factor (2)	59.4%	59.7%	59.9%	57.3%
Weighted average risk-free interest rate (3)	0.9%	0.5%	0.9%	0.4%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
The following table summarizes the status of non-vested RSA changed during the twenty-six weeks ended July 31, 2021:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2021	71,548	$6.71
Granted	19,988	$16.01
Vested	(46,072)	$6.95
Nonvested at July 31, 2021	45,464	$10.56
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of goods sold (1)	$82	$141	$43	$287
Selling, general and administrative expenses	449	367	853	722
Total share-based compensation expense	$531	$508	$896	$1,009
(1)Share-based compensation expense for the twenty-six weeks ended July 31, 2021 includes forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At July 31, 2021, there was $4.9 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.9 years.
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
The components of basic and diluted earnings (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$20,398	$5,266	$31,357	$(12,129)
Weighted average basic shares outstanding	30,500	29,694	30,189	29,686
Dilutive effect of stock options and restricted stock	613	6	648	—
Weighted average shares for diluted earnings per share	31,113	29,700	30,837	29,686
Basic earnings (loss) per share of Class A and Class B common stock	$0.67	$0.18	$1.04	$(0.41)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.66	$0.18	$1.02	$(0.41)

The following stock options have been excluded from the calculation of diluted earnings (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock options	659	2,593	803	2,593
Restricted stock	20	51	20	72
Total	679	2,644	823	2,665

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of July 31, 2021, we operated 244 stores in 33 states, averaging approximately 7,300 square feet per store, compared to 238 total stores last year at this time, of which 33 California stores were temporarily closed as a result of government response to the COVID-19 pandemic. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
As of the date of filing this Quarterly Report on Form 10-Q (this "Report"), there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. With the current resurgence of COVID-19, we may experience adverse impacts in the future, including similar impacts we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified. As a result, we cannot reliably predict future business trends with any certainty at this time.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Statements of Operations Data:
Net sales	$201,952	$135,845	$365,109	$213,134
Cost of goods sold	127,225	94,171	235,543	169,866
Gross profit	74,727	41,674	129,566	43,268
Selling, general and administrative expenses	48,300	33,965	88,265	63,960
Operating income (loss)	26,427	7,709	41,301	(20,692)
Other (expense) income, net	(102)	311	(218)	720
Income (loss) before income taxes	26,325	8,020	41,083	(19,972)
Income tax expense (benefit)	5,927	2,754	9,726	(7,843)
Net income (loss)	$20,398	$5,266	$31,357	$(12,129)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0%	69.3%	64.5%	79.7%
Gross profit	37.0%	30.7%	35.5%	20.3%
Selling, general and administrative expenses	23.9%	25.0%	24.2%	30.0%
Operating income (loss)	13.1%	5.7%	11.3%	(9.7)%
Other (expense) income, net	(0.1)%	0.2%	(0.1)%	0.3%
Income (loss) before income taxes	13.0%	5.9%	11.3%	(9.4)%
Income tax expense (benefit)	2.9%	2.0%	2.7%	(3.7)%
Net income (loss)	10.1%	3.9%	8.6%	(5.7)%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating Data:
Stores operating at end of period	244	238	244	238
Comparable store sales change (1)	10.6%	8.3%	9.5%	8.6%
Total square feet at end of period (in thousands)	1,788	1,760	1,788	1,760
Average net sales per brick-and mortar store (in thousands) (2)	$676	$352	$1,213	$550
Average net sales per square foot (2)	$92	$48	$165	$74
E-commerce revenues (in thousands) (3)	$37,326	$51,987	$72,807	$82,323
E-commerce revenues as a percentage of net sales	18.5%	38.3%	19.9%	38.6%
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

Second Quarter (13 Weeks) Ended July 31, 2021 Compared to Second Quarter (13 Weeks) Ended August 1, 2020
Net Sales
Net sales were $202.0 million, an increase of $66.1 million, or 48.7%, compared to $135.8 million for the corresponding period last year.
◦Net sales from physical stores were $164.6 million, an increase of $80.8 million or 96.3%, compared to $83.9 million last year, partially due to the impact of the various periods of government-mandated store closures during last year's second quarter, which resulted in only 65% of total store operating days being available during that period last year. Net sales from stores represented 81.5% of total net sales compared to 61.7% of total net sales last year. The Company ended the second quarter with 244 total stores compared to 238 total stores at the end of the second quarter last year (33 of which were closed to the public at that time). During the second quarter of fiscal 2021, the Company opened six new stores.
◦Net sales from e-commerce were $37.3 million, a decrease of $(14.7) million or (28.2)%, compared to $52.0 million last year, primarily due to the anniversary of last year's triple-digit e-commerce net sales growth during May and June last year during the period of significant government-mandated store closures. E-commerce net sales represented 18.5% of total net sales compared to 38.3% of total net sales last year.
Gross Profit
Gross profit was $74.7 million, or 37.0% of net sales, compared to $41.7 million, or 30.7% of net sales, last year. Buying, distribution and occupancy costs improved by 800 basis points collectively, despite increasing by $1.7 million in total, due to leveraging these costs against higher net sales. Product margins decreased 170 basis points as a percentage of net sales due to the anniversary of last year's strong full-price selling upon the initial reopening of stores relative to certain inventory reserves applied to idle store inventory at the end of the first quarter last year when all stores were closed. Compared to fiscal 2019’s second quarter, product margins improved by 190 basis points primarily due to lower markdowns.
Selling, General and Administrative Expenses
SG&A expenses were $48.3 million, or 23.9% of net sales, compared to $34.0 million, or 25.0% of net sales, for the corresponding period last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.1%	$10.2	Increase in store payroll and related benefits due to operating all stores for the entirety of this year’s second quarter and serving a higher level of net sales.
1.4%	2.7	Corporate bonus accruals due to strong operating performance to date in fiscal 2021.
(4.6)%	1.4	Net change in all other SG&A expenses.
(1.1)%	$14.3	Total
Operating Income
Operating income was $26.4 million, or 13.1% of net sales, compared to $7.7 million, or 5.7% of net sales, for the corresponding period last year. The increase in operating income was primarily due to the factors noted above.
Income Tax Expense
Income tax expense was $5.9 million, or 22.5% of pre-tax income, compared to $2.8 million, or 34.3% of pre-tax income, last year. The decrease in the effective income tax rate was primarily due to deferred income tax benefits of $0.9 million derived from employee stock option exercise activity this year and the prior year impact of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
Net Income and Income Per Diluted Share
Net income was $20.4 million, or $0.66 per diluted share, which are records for any quarter since the Company became publicly-traded in 2012, compared to $5.3 million, or $0.18 per diluted share, for the corresponding period last year primarily as a result of the factors noted above.

First Half (26 Weeks) Ended July 31, 2021 Compared to First Half (26 Weeks) Ended August 1, 2020
Net Sales
Total net sales were $365.1 million, which represented an increase of $152.0 million or 71.3%, compared to $213.1 million last year.
•Net sales from physical stores were $292.3 million, an increase of $161.5 million or 123.5%, compared to $130.8 million last year, primarily due to the impact of the various periods of government-mandated store closures last year as a result of the COVID-19 pandemic. Net sales from stores represented 80.1% of total net sales compared to 61.4% of total net sales last year.
◦Net sales from e-commerce were $72.8 million, a decrease of $(9.5) million or (11.6)%, compared to $82.3 million last year, primarily due to the anniversary of last year's significant increases in e-commerce net sales during the various periods of government-mandated store closures. E-commerce net sales represented 19.9% of total net sales compared to 38.6% of total net sales last year.
Gross Profit
Gross profit was $129.6 million, or 35.5% of net sales, compared to $43.3 million, or 20.3% of net sales, last year. Buying, distribution and occupancy costs improved by 1300 basis points collectively, despite increasing by $3.2 million in total, due to leveraging these costs against higher net sales. Product margins improved by 220 basis points primarily due to lower markdowns.
Selling, General and Administrative Expenses
SG&A was $88.3 million or 24.2% of net sales, compared to $64.0 million, or 30.0% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.3)%	$16.4	Increase in store payroll and related benefits due to operating all stores for the entirety of the current year and serving higher net sales.
1.2%	4.2	Corporate bonus accruals due to strong operating performance to date in fiscal 2021.
(1.1)%	2.2	Increase in corporate payroll and related benefits due to being more fully staffed this year compared to significant furloughs and temporary management pay reductions last year.
(5.6)%	1.5	Net change in all other SG&A expenses.
(5.8)%	$24.3	Total
Operating Income (Loss)
Operating income improved to $41.3 million, or 11.3% of net sales, compared to an operating loss of $(20.7) million, or (9.7)% of net sales, for the corresponding period last year. The increase in operating income was due to the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $9.7 million, or 23.7% of pre-tax income, compared to an income tax benefit of $(7.8) million, or 39.3% of pre-tax loss, last year. The decrease in the effective income tax rate was primarily due to deferred income tax benefits of $1.0 million derived from employee stock option exercise activity this year and the prior year impact of the CARES Act, which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
Net Income (Loss) and Income (Loss) Per Diluted Share
Net income improved to $31.4 million, or $1.02 per diluted share, compared to a net loss of $(12.1) million, or $(0.41) per share, for the corresponding period last year primarily as a result of the factors noted above.
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
Working Capital
Working capital at July 31, 2021, was $89.9 million compared to $78.0 million at January 30, 2021, an increase of $11.9 million. The changes in our working capital during the first half of fiscal 2021 were as follows:

$ millions	Description
$78.0	Working capital at January 30, 2021
38.1	Increase in cash, cash equivalents, and marketable securities, primarily due to higher net income.
9.5	Increase primarily due to timing of income tax payments.
(30.7)	Payment of special cash dividend.
(6.7)	Decrease primarily due to corporate bonus accruals and timing of accrued compensation and benefits.
1.7	Other net increases.
$89.9	Working capital at July 31, 2021
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
On June 8, 2021, we entered into a Consent Agreement authorizing us to declare and pay cash dividends to our shareholders of up to $31 million in the aggregate on or before July 31, 2021. We paid a one-time special cash dividend of $1.00 per share on July 9, 2021, to all holders of record of issued and outstanding common stock in the aggregate of $30.7 million.

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
As of July 31, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement.
Impact of CARES Act on Company Liquidity
On March 27, 2020, the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes, a refundable employee retention payroll tax credit and changes to the depreciation rules for qualified improvement property. As of July 31, 2021, pursuant to the CARES Act, we have deferred the deposit of certain payroll taxes, applied for certain tax credits and accelerated depreciation on qualified improvement property.
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks of fiscal 2021 compared to the twenty-six weeks of fiscal 2020 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$37,442	$18,843
Net cash (used in) provided by investing activities	(10,097)	49,977
Net cash used in financing activities	(21,635)	(6,002)
Net increase in cash and cash equivalents	$5,710	$62,818
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income (loss) adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $37.4 million this year compared to $18.8 million last year. The $18.6 million increase in cash provided by operating activities was primarily due to higher net sales in fiscal 2021 due to the closure of all stores during the latter half of the first quarter last year as a result of the COVID-19 pandemic. Other variances include increases in accrued compensation and benefits, partially offset by decreases in accounts payable, net of merchandise inventories, operating lease liabilities and accrued expenses.
Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $10.1 million this year compared to $50.0 million provided by investing activities last year. Net cash used in investing activities in the first half of fiscal 2021 consisted of purchases of marketable securities of $66.6 million and capital expenditures totaling $8.5 million, partially offset by the maturities of marketable securities of $65.0 million. Net cash provided by investing activities during the first half of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $70.2 million, partially offset by purchases of marketable securities of $16.0 million and capital expenditures totaling $4.3 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.

Net cash used in financing activities was $21.6 million this year compared to $6.0 million last year. Financing activities in the first half of fiscal 2021 consisted of dividends paid of $30.7 million, partially offset by proceeds from the exercise of stock options of $9.1 million. Financing activities in the first half of fiscal 2020 consisted of dividends paid of $29.7 million, partially offset by $23.7 million of borrowings under the Prior Credit Agreement.
Contractual Obligations
As of July 31, 2021, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 31, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
10.1
Consent Agreement, dated June 8, 2021, between World of Jeans & Tops and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	September 8, 2021
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 8, 2021
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)