Form 10-Q
period 2021-10-30
TILLY'S, INC.
filed 2021-12-07
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of December 6, 2021, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,659,523
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 30, 2021

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the COVID-19 pandemic generally (including any future surges in the number of cases or new variants or strains related thereto) on our operations, future financial or operational results;
•our ability to produce acceptable levels of net sales amid the ongoing global supply chain delays that are, and have been, negatively impacting the timing of receiving new product deliveries;
•our ability to adapt to changes in foot traffic trends for our stores and changes in our customers' purchasing patterns;
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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$59,392	$76,184	$99,309
Marketable securities	96,237	64,955	25,987
Receivables	8,881	8,724	11,397
Merchandise inventories	86,692	55,698	65,936
Prepaid expenses and other current assets	9,926	6,595	5,557
Total current assets	261,128	212,156	208,186
Operating lease assets	226,547	229,864	236,443
Property and equipment, net	49,392	52,639	54,756
Other assets	13,170	12,797	9,150
Total assets	$550,237	$507,456	$508,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,378	$24,983	$36,245
Accrued expenses	20,084	30,682	21,984
Deferred revenue	13,568	13,492	11,051
Accrued compensation and benefits	17,106	9,899	10,096
Current portion of operating lease liabilities	54,299	54,503	62,747
Other	727	632	316
Total current liabilities	152,162	134,191	142,439
Noncurrent operating lease liabilities	204,325	211,292	214,052
Other	1,112	1,351	838
Total liabilities	357,599	346,834	357,329
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,658, 22,477 and 22,474 shares issued and outstanding, respectively	24	22	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	8	8
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	165,983	155,437	154,894
Retained earnings (Accumulated deficit)	26,616	5,135	(3,736)
Accumulated other comprehensive income	8	20	18
Total stockholders’ equity	192,638	160,622	151,206
Total liabilities and stockholders’ equity	$550,237	$507,456	$508,535
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$206,096	$140,275	$571,205	$353,409
Cost of goods sold (includes buying, distribution, and occupancy costs)	129,357	99,615	364,900	269,481
Gross profit	76,739	40,660	206,305	83,928
Selling, general and administrative expenses	47,742	37,122	136,007	101,082
Operating income (loss)	28,997	3,538	70,298	(17,154)
Other (expense) income, net	(1)	(28)	(219)	692
Income (loss) before income taxes	28,996	3,510	70,079	(16,462)
Income tax expense (benefit)	8,162	1,397	17,888	(6,446)
Net income (loss)	$20,834	$2,113	$52,191	$(10,016)
Basic earnings (loss) per share of Class A and Class B common stock	$0.67	$0.07	$1.72	$(0.34)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.66	$0.07	$1.68	$(0.34)
Weighted average basic shares outstanding	30,915	29,708	30,429	29,693
Weighted average diluted shares outstanding	31,352	29,810	31,016	29,693
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$20,834	$2,113	$52,191	$(10,016)
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(4)	17	(12)	(196)
Other comprehensive (loss) income, net of tax	(4)	17	(12)	(196)
Comprehensive income (loss)	$20,830	$2,130	$52,179	$(10,212)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232
Net income	—	—	—	—	20,834	—	20,834
Share-based compensation expense	—	—	—	521	—	—	521
Exercises of stock options	7	—	—	55	—	—	55
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(4)	(4)
Balance at October 30, 2021	23,658	7,306	$31	$165,983	$26,616	$8	$192,638

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at August 1, 2020	22,414	7,366	$30	$154,386	$(5,849)	$1	$148,568
Net income	—	—	—	—	2,113	—	2,113
Class B common stock converted to Class A common stock	60	(60)	—	—	—	—	—
Share-based compensation expense	—	—	—	508	—	—	508
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	17	17
Balance at October 31, 2020	22,474	7,306	$30	$154,894	$(3,736)	$18	$151,206

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	52,191	—	52,191
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,417	—	—	1,417
Exercises of stock options	1,161	—	1	9,129	—	—	9,130
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(12)	(12)
Balance at October 30, 2021	23,658	7,306	$31	$165,983	$26,616	$8	$192,638

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(10,016)	—	(10,016)
Restricted stock	51	—	—	—	—	—	—
Class B common stock converted to Class A common stock	100	(100)	—	—	—	—	—
Share-based compensation expense	—	—	—	1,517	—	—	1,517
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	(196)	(196)
Balance at October 31, 2020	22,474	7,306	$30	$154,894	$(3,736)	$18	$151,206

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities
Net income (loss)	$52,191	$(10,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,123	14,571
Insurance proceeds from casualty loss	117	—
Share-based compensation expense	1,417	1,517
Impairment of long-lived assets	136	929
Loss on disposal of assets	52	67
Gain on sales and maturities of marketable securities	(101)	(685)
Deferred income taxes	57	(1,142)
Changes in operating assets and liabilities:
Receivables	1,847	(3,912)
Merchandise inventories	(31,111)	(9,035)
Prepaid expenses and other current assets	(3,698)	1,912
Accounts payable	21,402	16,130
Accrued expenses	(9,804)	2,392
Deferred revenue	76	(710)
Accrued compensation and benefits	7,207	2,906
Operating lease liabilities	(5,205)	6,224
Other liabilities	(856)	(115)
Net cash provided by operating activities	46,850	21,033
Cash flows from investing activities
Purchases of property and equipment	(10,911)	(6,395)
Proceeds from sale of property and equipment	17	—
Insurance proceeds from casualty loss	29	—
Purchases of marketable securities	(126,420)	(30,946)
Maturities of marketable securities	95,224	75,157
Net cash (used in) provided by investing activities	(42,061)	37,816
Cash flows from financing activities
Proceeds from line of credit	—	23,675
Repayment of line of credit	—	(23,675)
Dividends paid	(30,710)	(29,677)
Proceeds from exercise of stock options	9,129	—
Net cash used in financing activities	(21,581)	(29,677)
Change in cash and cash equivalents	(16,792)	29,172
Cash and cash equivalents, beginning of period	76,184	70,137
Cash and cash equivalents, end of period	$59,392	$99,309
Supplemental disclosures of cash flow information
Interest paid	$—	$182
Income taxes paid	$26,493	$857
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,702	$2,246
Leased assets obtained in exchange for new operating lease liabilities	$32,787	$11,999
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 243 stores, in 33 states as of October 30, 2021. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended October 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year, especially in light of the favorable impact of federal stimulus checks on consumer spending earlier in fiscal 2021 and the atypical back-to-school timing that occurred amid the pandemic during fiscal 2020 and early fiscal 2021. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 ("fiscal 2020").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2021 refer to the fiscal year ending January 29,
2022. References to the fiscal quarters or first nine months ended October 30, 2021 and October 31, 2020 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail stores	$165,255	$104,546	$457,557	$235,358
E-commerce	40,841	35,729	113,648	118,051
Total net sales	$206,096	$140,275	$571,205	$353,409
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Mens	37%	36%	36%	35%
Womens	25%	26%	27%	27%
Accessories	18%	16%	16%	16%
Footwear	10%	12%	11%	13%
Boys	5%	5%	5%	5%
Girls	4%	4%	4%	4%
Hardgoods	1%	1%	1%	—%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Third-party	68%	73%	70%	75%
Proprietary	32%	27%	30%	25%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of October 30, 2021, January 30, 2021 and October 31, 2020, our reserve for sales returns was $2.3 million, $1.4 million and $1.5 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.9 million, $9.6 million and $7.4 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.9 million and $2.7 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. For the thirteen weeks ended October 30, 2021 and October 31, 2020, the opening gift card balance was $7.9 million and $7.7 million, respectively, of which $0.6 million and $1.2 million respectively, was recognized as revenue during the respective periods. Revenue recognized from gift cards was $10.1 million and $8.1 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the opening gift card balance was $9.6 million and $9.3 million, respectively, of which $4.0 million and $3.7 million, respectively, was recognized as revenue during the respective periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.7 million, $3.9 million and $3.6 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively. The value of points redeemed through our loyalty program was $2.8 million and $1.9 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively. For the thirteen weeks ended October 30, 2021 and October 31, 2020, the opening loyalty program balance was $5.1 million and $1.7 million, respectively, of which $1.4 million and $0.5 million, respectively, was recognized as revenue during the respective periods. The value of points redeemed through our loyalty program was $7.7 million and $4.2 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the opening loyalty program balance was $3.9 million and $2.4 million, respectively, of which $3.7 million and $1.6 million, respectively, was recognized as revenue during the respective periods.
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
In response to stores being closed to the public as a result of the COVID-19 pandemic, we elected to withhold payment of our contractual lease obligations with respect to certain stores for the periods we were unable to operate such stores. We have substantially completed negotiating COVID-19 related lease concessions for most of our stores, with less than 10 stores and $0.4 million of withheld rents remaining unresolved as of October 30, 2021. These agreements have generally resulted in a combination of rent abatements and/or rent deferrals. With respect to all of our stores, we continue to have ongoing conversations with our landlords generally regarding what we believe to be commercially reasonable lease concessions given the current environment. We have considered the Financial Accounting Standards Board's (“FASB”) guidance regarding COVID-19 lease concessions and have elected to account for the lease concessions that have been granted as lease modifications.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During the thirteen and thirty-nine week periods ended October 30, 2021, we incurred rent expense of $0.5 million and $1.5 million, respectively, related to this lease. During the thirteen and thirty-nine week periods ended October 31, 2020, we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease. Our lease began in January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020, we incurred rent expense of $0.1 million and $0.3 million, respectively, related to this lease.

Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and terminates on June 30, 2022.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen and thirty-nine week periods ended October 30, 2021, we incurred rent expense of $0.3 million and $0.7 million, respectively, related to this lease. During the thirteen and thirty-nine week periods ended October 31, 2020, we incurred rent expense of $0.2 million and $0.7 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 with a 10-year term ending on October 31, 2021. During October 2021, this lease was amended to extend the term for an additional period of 10 years and now terminates on October 31, 2031. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index.
The maturity of operating lease liabilities as of October 30, 2021 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2021	$917	$16,786	$17,703
2022	3,434	63,734	67,168
2023	3,416	53,211	56,627
2024	3,543	42,667	46,210
2025	3,676	33,484	37,160
Thereafter	13,582	69,115	82,697
LeaseAndRentalExpense	28,568	278,997	307,565
Less: Amount representing interest	4,361	44,580	48,941
Present value of operating lease liabilities	$24,207	$234,417	$258,624

As of October 30, 2021, additional operating lease contract modifications executed subsequent to the balance sheet date, but prior to the filing date, are approximately $2.3 million.

Lease expense for the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020 was as follows (in thousands):

	Thirteen Weeks Ended October 30, 2021			Thirteen Weeks Ended October 31, 2020
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$14,998	$415	$15,413	$14,829	$409	$15,238
Variable lease expense	4,907	15	$4,922	4,663	12	4,675
Total lease expense	$19,905	$430	$20,335	$19,492	$421	$19,913

	Thirty-Nine Weeks Ended October 30, 2021			Thirty-Nine Weeks Ended October 31, 2020
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$45,055	$1,240	$46,295	$45,229	$1,212	$46,441
Variable lease expense	13,642	16	13,658	12,907	62	12,969
Total lease expense	$58,697	$1,256	$59,953	$58,136	$1,274	$59,410

Supplemental lease information for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was as follows:

	Thirty-Nine Weeks Ended October 30, 2021	Thirty-Nine Weeks Ended October 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$51,823	$36,694
Weighted average remaining lease term (in years)	5.6 years	5.8 years
Weighted average interest rate (1)	6.16%	4.64%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.

During the second quarter of fiscal 2021, we identified and corrected an immaterial error in our balance sheets whereby we previously presented our operating lease assets on a net basis rather than presenting any negative operating lease asset balances as a separate operating lease liability. As such, during the third quarter of fiscal 2021, we have presented the corrected balances herein as of January 30, 2021 and October 31, 2020, for which there was a $2.0 million and $1.1 million gross-up of both operating lease assets and operating lease liabilities as of the respective dates. Further, we have presented the corrected Statement of Cash Flows for the thirty-nine weeks ended October 31, 2020 for which there was no net impact on net cash provided by operating activities.
Income Taxes
Our income tax expense was $17.9 million, or 25.5% of pre-tax income, compared to an income tax benefit of $(6.4) million, or 39.2% of pre-tax loss, for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively. The decrease in the effective income tax rate was primarily due to deferred income tax benefits of $1.0 million derived from employee stock option exercise activity in fiscal 2021, and the prior year impact of the CARES Act which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
New Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
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
Note 3: Marketable Securities
Marketable securities as of October 30, 2021 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at October 30, 2021, January 30, 2021 and October 31, 2020 (in thousands):

	October 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,261	$12	$(1)	$64,272
Fixed income securities	31,965	—	—	31,965
Total marketable securities	$96,226	$12	$(1)	$96,237

	January 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,928	$28	$(1)	$64,955
Total marketable securities	$64,928	$28	$(1)	$64,955

	October 31, 2020
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$24,950	$25	$—	$24,975
Fixed income securities	1,012	—	—	1,012
Total marketable securities	$25,962	$25	$—	$25,987
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other (expense) income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gains on investments	$19	$—	$91	$554
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the Closing Date, we were prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the Closing Date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
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
As of October 30, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement.
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

Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us and dismissed the complaint. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification. In July 2020, we filed our opposition to the motion for class certification. In September 2020, the plaintiff filed her reply brief in support of the motion for class certification. In October 2020, the court denied plaintiff's motion for class certification. In December 2020, the plaintiff filed a notice of appeal of the court's order denying her motion for class certification. On October 15, 2021, the plaintiff filed a request for dismissal of her appeal. On October 20, 2021, the Court of Appeal dismissed plaintiff’s appeal and issued a remittitur to return the case to the trial court. As a result, the case currently consists solely of the plaintiff’s individual claims. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to the verdict.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale, and certain cash equivalents, specifically money market securities, and commercial paper. The money market accounts are valued based on quoted market prices in active markets (Level 1). The marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party entities (Level 2).
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
During the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 30, 2021, January 30, 2021 and October 31, 2020, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
We have categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 30, 2021			January 30, 2021			October 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$52,532	$—	$—	$67,115	$—	$—	$93,045	$—	$—
Marketable securities:
Commercial paper	$—	$64,272	$—	$—	$64,955	$—	$—	$24,975	$—
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
On a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. During the thirty-nine weeks ended October 30, 2021, based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that 1 of our stores would not be able to generate sufficient cash flows over the remaining term of the related lease to recover our investment in the respective store. As a result, we recorded $0.1 million impairment charges to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	($ in thousands)
Carrying value of assets with impairment	$—	$26	$176	$929
Fair value of assets impaired	$—	$—	$40	$—
Number of stores tested for impairment	1	34	12	52
Number of stores with impairment	—	2	1	12

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 30, 2021, there were 2,282,115 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirty-nine weeks ended October 30, 2021 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2021	2,602,212	$8.19
Granted	513,700	$10.84
Exercised	(1,161,571)	$7.86
Forfeited	(273,479)	$9.24
Expired	(32,000)	$16.26
Outstanding at October 30, 2021	1,648,862	$8.91	7.6	$8,383
Exercisable at October 30, 2021	486,792	$10.50	4.8	$1,844
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $13.88 at October 30, 2021.
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We account for forfeitures as they occur. We issue shares of Class A common stock when stock option awards are exercised.
The fair values of stock options granted during the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted average grant-date fair value per option granted	$7.96	$4.04	$5.69	$2.19
Expected option term (1)	5.3 years	5.7 years	5.4 years	5.3 years
Weighted average expected volatility factor (2)	59.4%	59.9%	59.9%	57.5%
Weighted average risk-free interest rate (3)	1.0%	0.3%	0.9%	0.4%
Expected annual dividend yield (4)	—%	—%	—%	—%
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

The following table summarizes the status of RSAs during the thirty-nine weeks ended October 30, 2021:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2021	71,548	$6.71
Granted	19,988	$16.01
Vested	(46,072)	$6.95
Nonvested at October 30, 2021	45,464	$10.56
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold (1)	$75	$147	$119	$434
Selling, general and administrative expenses	446	361	1,298	1,083
Total share-based compensation expense	$521	$508	$1,417	$1,517
(1)Share-based compensation expense for the thirty-nine weeks ended October 30, 2021 includes forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At October 30, 2021, there was $4.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.
Note 8: Earnings (Loss) Per Share
Earnings (loss) per share is computed under the provisions of ASC 260, Earnings Per Share. Basic income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares (i.e., in-the-money outstanding stock options as well as RSAs) outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period.
The components of basic and diluted earnings (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$20,834	$2,113	$52,191	$(10,016)
Weighted average basic shares outstanding	30,915	29,708	30,429	29,693
Dilutive effect of stock options and restricted stock	437	102	587	—
Weighted average shares for diluted earnings per share	31,352	29,810	31,016	29,693
Basic earnings (loss) per share of Class A and Class B common stock	$0.67	$0.07	$1.72	$(0.34)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.66	$0.07	$1.68	$(0.34)

The following stock options have been excluded from the calculation of diluted earnings (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock options	677	1,503	800	2,597
Restricted stock	—	—	20	72
Total	677	1,503	820	2,669
Note 9: Subsequent Events
On November 18, 2021, our Board of Directors declared a special cash dividend of $1.00 per share to all holders of issued and outstanding shares of both Class A and Class B common stock as of the close of business on December 7, 2021. Payment of the dividend will be made on December 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of October 30, 2021, we operated 243 stores in 33 states, averaging approximately 7,300 square feet per store, compared to 238 total stores last year at this time. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
COVID-19 Pandemic
As of the date of filing this Report, there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. With the continued challenges posed by the pandemic, we may experience adverse impacts in the future, including similar impacts we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified. As a result, we cannot reliably predict future business trends with any certainty at this time.
Supply Chain Disruptions
We source a significant portion of our merchandise assortment from third parties who manufacture their products in countries that have experienced widespread issues with the COVID-19 pandemic, thereby significantly impacting the global supply chain for merchandise inventories. Additionally, disruptions in the global transportation network have intensified recently, particularly in certain Southern California receiving ports which handle a significant portion of United States merchandise imports. These issues are resulting in shipping delays and increased shipping costs throughout the retail industry, including for us. Any untimely delivery of merchandise could have a negative impact on our ability to serve our customers with the specific merchandise they want in the quantities they wish to purchase in a timely manner, including for the 2021 holiday season, thereby potentially resulting in lost sales. These supply chain issues, and the media attention surrounding them, appear to be changing consumer shopping patterns to some extent, and are causing us to adjust our merchandise planning, allocation and pricing strategies from historical practices, among other impacts. We have been monitoring the situation very closely and have been in frequent contact with our key brand partners to acquire as much priority inventory as we can in anticipation of the holiday season and potential additional delivery delays. However, we are unable to predict the specific effects these factors will have on our fiscal 2021 fourth quarter net sales, results of operations, and our inventory position ending fiscal 2021.
Preliminary Fiscal 2022 New Store Openings and Capital Expenditure Plans
During fiscal 2022, we currently plan to open approximately 15 to 20 new stores within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We expect our total capital expenditures for fiscal 2022 to be in the range of approximately $25 million to $30 million, inclusive of our new store plans, investments in website and mobile app upgrades, distribution efficiencies, and other information technology infrastructure investments.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative ("SG&A") expenses and operating income.
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
Comparable Store Net Sales
Comparable store net sales is a measure that indicates the change in year-over-year comparable store net sales which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store sales, including:

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
Historically, our comparable store net sales are sales have included net sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store net sales for fiscal 2021 are defined as net sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of last year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include net sales from our e-commerce platform as part of comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store and e-commerce merchandise, and shipping of merchandise to our stores, customers, or between our distribution and e-commerce fulfillment centers. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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
Selling, General and Administrative Expenses
Our SG&A expenses are composed of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, other centralized services, and impairment charges. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.
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
•how the pandemic may continue to impact consumer habits and global supply chains;
•how the continuation or cessation of federal or state/local stimulus payments may continue to impact consumer spending;
•how store performance will continue to evolve over a longer period of time, particularly against the strong operating results from stores during fiscal 2021; and
•how our e-commerce business will perform relative to the significant increases in store net sales we have experienced during fiscal 2021.
The extent to which the COVID-19 pandemic and our response thereto may impact our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. For more details, see Item 1A. “Risk Factors - Risks Related to Our Business” within our most recently filed Annual Report on Form 10-K and the discussions elsewhere in this Report.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Statements of Operations Data:
Net sales	$206,096	$140,275	$571,205	$353,409
Cost of goods sold	129,357	99,615	364,900	269,481
Gross profit	76,739	40,660	206,305	83,928
Selling, general and administrative expenses	47,742	37,122	136,007	101,082
Operating income (loss)	28,997	3,538	70,298	(17,154)
Other (expense) income, net	(1)	(28)	(219)	692
Income (loss) before income taxes	28,996	3,510	70,079	(16,462)
Income tax expense (benefit)	8,162	1,397	17,888	(6,446)
Net income (loss)	$20,834	$2,113	$52,191	$(10,016)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8%	71.0%	63.9%	76.3%
Gross profit	37.2%	29.0%	36.1%	23.7%
Selling, general and administrative expenses	23.2%	26.5%	23.8%	28.6%
Operating income (loss)	14.1%	2.5%	12.3%	(4.9)%
Other (expense) income, net	0.0%	0.0%	0.0%	0.2%
Income (loss) before income taxes	14.1%	2.5%	12.3%	(4.7)%
Income tax expense (benefit)	4.0%	1.0%	3.1%	(1.8)%
Net income (loss)	10.1%	1.5%	9.1%	(2.8)%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating Data:
Stores operating at end of period	243	238	243	238
Comparable store net sales change (1)	31.3%	(1.4)%	18.2%	4.3%
Total square feet at end of period (in '000s)	1,781	1,753	1,781	1,753
Average net sales per physical store (in '000s) (2)	$678	$439	$1,892	$987
Average net sales per square foot (2)	$93	$60	$258	$134
E-commerce revenues (in '000s) (3)	$40,841	$35,729	$113,648	$118,051
E-commerce revenues as a percentage of net sales	19.8%	25.5%	19.9%	33.4%
(1)Historically, comparable store net sales have included net sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the COVID-19 pandemic, our comparable store net sales for fiscal 2021 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates last year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include sales from our e-commerce platform as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease or shopping. Comparable store net sales exclude gift card breakage income, and e-commerce shipping and handling fee revenue.
(2)The number of stores and the amount of square footage reflect the number of days during the period that stores were open. E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per retail store and average net sales per square foot.
(3)E-commerce revenues include e-commerce sales and e-commerce shipping and handling fee revenue.

Third Quarter (13 Weeks) Ended October 30, 2021 Compared to Third Quarter (13 Weeks) Ended October 31, 2020
Net Sales
Total net sales were $206.1 million, an increase of $65.8 million, or 46.9%, compared to $140.3 million for the corresponding period last year.
•Net sales from physical stores were $165.3 million, an increase of $60.7 million or 58.1%, compared to $104.6 million last year with a much more normalized back-to-school season this year and no pandemic-forced store closures during the quarter. Net sales from stores represented 80.2% of total net sales compared to 74.5% of total net sales last year. The Company ended the third quarter with 243 total stores compared to 238 total stores at the end of the third quarter last year.
•Net sales from e-commerce were $40.8 million, an increase of $5.1 million or 14.3%, compared to $35.7 million last year. E-commerce net sales represented 19.8% of total net sales compared to 25.5% of total net sales last year.
Gross Profit
Gross profit was $76.7 million, or 37.2% of net sales, compared to $40.7 million, or 29.0% of net sales, last year. Buying, distribution and occupancy costs improved by 690 basis points collectively, despite increasing by $2.7 million in total, due to leveraging these costs against higher net sales. Occupancy costs improved by 540 basis points despite increasing by $0.5 million with 5 net new stores. Distribution costs improved by 110 basis points despite increasing by $2.1 million. Buying costs improved by 40 basis points despite increasing by $0.1 million. Product margins improved by 130 basis points versus last year due to lower markdowns.
Selling, General and Administrative Expenses
SG&A expenses were $47.7 million, or 23.2% of net sales, compared to $37.1 million, or 26.5% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.3%	$7.6	Increase in store payroll and related benefits due to operating all stores for the entirety of this year’s third quarter and serving higher net sales.
0.9%	1.8	Corporate bonus accruals due to strong operating performance to date in fiscal 2021.
(0.5)%	1.2	Increase in marketing expenses.
(4.0)%	—	Net change in all other SG&A expenses.
(3.3)%	$10.6	Total
Operating Income
Operating income improved to $29.0 million, or 14.1% of net sales, compared to $3.5 million, or 2.5% of net sales, for the corresponding period last year. The increase in operating income was primarily due to the factors noted above.
Income Tax Expense
Income tax expense was $8.2 million, or 28.1% of pre-tax income, compared to $1.4 million, or 39.8% of pre-tax income, last year. The decrease in the effective income tax rate was primarily due to the prior year impact of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
Net Income and Income Per Diluted Share
Net income improved to $20.8 million, or $0.66 per diluted share, compared to $2.1 million, or $0.07 per diluted share, last year as a result of the factors noted above.
Thirty-Nine Weeks Ended October 30, 2021 Compared to Thirty-Nine Weeks Ended October 31, 2020
Net Sales
Total net sales were $571.2 million, an increase of $217.8 million or 61.6%, compared to $353.4 million last year.
•Net sales from physical stores were $457.6 million, an increase of $222.2 million or 94.4%, compared to $235.4 million last year, primarily due to the various periods of pandemic-forced store closures during the first thirty-nine weeks of last year. Net sales from stores represented 80.1% of total net sales compared to 66.6% of total net sales last year.

•Net sales from e-commerce were $113.6 million, a decrease of $(4.4) million or (3.7)%, compared to $118.1 million last year, primarily due to the anniversary of last year's substantial increase in e-commerce net sales during the period of pandemic-forced store closures. E-commerce net sales represented 19.9% of total net sales compared to 33.4% of total net sales last year.
Gross Profit
Gross profit was $206.3 million, or 36.1% of net sales, compared to $83.9 million, or 23.7% of net sales, last year. Buying, distribution and occupancy costs improved by 1050 basis points collectively, despite increasing by $5.9 million in total, due to leveraging these costs against higher net sales. Product margins improved by 190 basis points versus last year due to lower markdowns.
Selling, General and Administrative Expenses
SG&A expenses were $136.0 million or 23.8% of net sales, compared to $101.1 million, or 28.6% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.1)%	$24.0	Increase in store payroll and related benefits due to operating all stores for the entirety of fiscal 2021 and serving higher net sales.
1.0%	6.0	Corporate bonus accruals due to strong operating performance to date in fiscal 2021.
—%	2.4	Increase in credit card fees associated with higher net sales.
(1.2)%	2.2	Increase in marketing expenses.
(1.2)%	2.2	Increase in corporate payroll and related benefits due to being more fully staffed this year compared to significant furloughs and temporary management pay reductions last year.
(0.8)%	(3.4)	Net year-to-year decrease attributable to a $1.7 million disputed California sales tax assessment originally recorded in the third quarter of fiscal 2020 which was subsequently resolved in the company's favor and reversed in the first quarter of fiscal 2021.
(2.5)%	1.5	Net change in all other SG&A expenses.
(4.8)%	$34.9	Total
Operating Income (Loss)
Operating income improved to $70.3 million, or 12.3% of net sales, compared to an operating loss of $(17.2) million, or (4.9)% of net sales, for the corresponding period last year. The increase in operating income was due to the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $17.9 million, or 25.5% of pre-tax income, compared to an income tax benefit of $(6.4) million, or 39.2% of pre-tax loss, last year. The decrease in the effective income tax rate was primarily due to deferred income tax benefits of $1.0 million derived from employee stock option exercise activity in fiscal 2021, and the prior year impact of the CARES Act, which provided for net operating losses in fiscal 2020 to be carried back to earlier tax years with higher tax rates.
Net Income (Loss) and Income (Loss) Per Diluted Share
Net income improved to $52.2 million, or $1.68 per diluted share, compared to a net loss of $(10.0) million, or $(0.34) per share, last year as a result of the factors noted above.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels, and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations.
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

Working Capital
Working capital at October 30, 2021, was $109.0 million compared to $78.0 million at January 30, 2021, an increase of $31.0 million. The changes in our working capital during the first three quarters of fiscal 2021 were as follows:

$ millions	Description
$78.0	Working capital at January 30, 2021
45.2	Increase in cash, cash equivalents, and marketable securities, primarily due to higher net income.
9.6	Increase in merchandise inventories, net of accounts payable.
8.6	Increase primarily due to timing of income tax payments.
(30.7)	Payment of special cash dividend.
(7.2)	Decrease primarily due to corporate bonus accruals and timing of accrued compensation and benefits.
5.5	Other net increases.
$109.0	Working capital at October 30, 2021
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the Closing Date, we were prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing our own common stock. After the first anniversary of the Closing Date, we are allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
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
As of October 30, 2021, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement.
Impact of CARES Act on Company Liquidity
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes, a refundable employee retention payroll tax credit and changes to the depreciation rules for qualified improvement property. As of October 30, 2021, pursuant to the CARES Act, we have deferred the deposit of certain payroll taxes, applied for certain tax credits and accelerated depreciation on qualified improvement property.
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirty-nine weeks of fiscal 2021 compared to the thirty-nine weeks of fiscal 2020 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$46,850	$21,033
Net cash (used in) provided by investing activities	(42,061)	37,816
Net cash used in financing activities	(21,581)	(29,677)
Net (decrease) increase in cash and cash equivalents	$(16,792)	$29,172
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income (loss) adjusted for non-cash items, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash flows provided by operating activities were $46.9 million this year compared to $21.0 million last year. The $25.8 million increase in cash provided by operating activities was due to higher net sales in fiscal 2021, which was primarily attributable to the closure of all stores from mid-March to mid-May in fiscal 2020 as a result of the COVID-19 pandemic and the varying periods of ongoing store closures for certain stores that continued into October 2020.
Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $42.1 million this year compared to $37.8 million provided by investing activities last year. Net cash used in investing activities in the first three quarters of fiscal 2021 consisted of purchases of marketable securities of $126.4 million and capital expenditures totaling $10.9 million, partially offset by the maturities of marketable securities of $95.2 million. Net cash provided by investing activities during the first three quarters of fiscal 2020 consisted of proceeds from the maturities of marketable securities of $75.2 million, partially offset by purchases of marketable securities of $30.9 million and capital expenditures totaling $6.4 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation and proceeds from employee exercises of stock options.
Net cash used in financing activities was $21.6 million this year compared to $29.7 million last year. Financing activities in the first three quarters of fiscal 2021 consisted of dividends paid of $30.7 million, partially offset by proceeds from the exercise of stock options of $9.1 million. Financing activities in the first three quarters of fiscal 2020 consisted of dividends paid of $29.7 million and $23.7 million in both borrowings and repayments under the Prior Credit Agreement.

Contractual Obligations
As of October 30, 2021, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, except for purchase obligations and our revolving credit facility.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. As noted elsewhere in this Report, the COVID-19 pandemic has had significant impacts on our business and the economy generally, making estimates and assumptions about future events far more difficult, if not impossible. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 30, 2021, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure of Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	First Amendment to Lease between Amnet Holdings and World of Jeans & Tops, dated as of October 21, 2021 (17 Pasteur, Irvine, California) *

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 7, 2021
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 7, 2021
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)