Form 10-K
period 2022-01-29
TILLY'S, INC.
filed 2022-04-14
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
As of July 30, 2021, the last trading day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $346,017,935 based on the closing price of the registrant's common stock of $14.83 per share.
As of April 12, 2022, the registrant had 23,214,620 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders anticipated to be held June 15, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE
As of the date of filing of this Annual Report on Form 10-K (this “Report”), the COVID-19 pandemic (the "pandemic") and the impacts therefrom have continued to adversely impact our business, financial condition and results of operations. As we have seen over the past two years, there remain many uncertainties about the pandemic, including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and potential emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of Tilly's, Inc. (the "Company"), directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
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

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the pandemic generally and on our operations, future financial or operational results, including with respect to our ability to keep stores open and e-commerce operational, cash and liquidity management, expense management, our ability to reduce costs, and our ability to procure sufficient quantities of inventory in line with our sales plans, or to effectively manage inventory levels on an ongoing basis relative to net sales performance and changing market conditions, particularly in light of ongoing supply chain disruptions that have significantly altered historical product flows both in terms of timing and amount of inventory available;
•our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;
•our ability to successfully open new stores and profitably operate our existing stores;
•our ability to attract customers to our e-commerce website and generate acceptable levels of return from our digital marketing efforts and other e-commerce growth initiatives;
•our ability to efficiently utilize our e-commerce fulfillment center;
•effectively adapting to new challenges associated with our expansion into new geographic markets;
•our ability to establish, maintain and enhance a strong brand image;
•generating adequate cash from our existing stores and e-commerce to support our growth;
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 241 stores in 33 states as of January 29, 2022. Our stores are located in a variety of retail centers, including malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature substantially the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "we", "our", "us", and "Tillys" refer to Tilly's, Inc. and its subsidiary, WOJT.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2021" refers to the fiscal year ended January 29, 2022; "fiscal 2020" refers to the fiscal year ended January 30, 2021; and "fiscal 2019" refers to the fiscal year ended February 1, 2020.
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
•Systems and distribution/fulfillment infrastructure to support growth. We believe our existing distribution, fulfillment and allocation infrastructure is adequate to support continued growth for the next few years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. We have begun to explore potential additional investment options in our distribution function to improve efficiency and position ourselves for longer-term anticipated growth in our business.
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
Growth Strategy
Subject to our ongoing evaluation of the COVID-19 pandemic and its impacts on our business (as further described elsewhere in this Report), we are pursuing several strategies to drive long-term sales and profitability, including:
•Drive Comparable Store Sales Growth. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. We continue to seek new opportunities to enhance our existing loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.
•Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through scaled efficiencies and continued process improvements. We believe comparable store sales increases will permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, upgraded e-commerce platform, and in-store point-of-sale system. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.
•Continue Growing E-Commerce. Our e-commerce net sales represented approximately 21% of our total net sales for fiscal 2021. In fiscal 2020, our e-commerce net sales grew to 33% of our total net sales, which was significantly accelerated as a result of pandemic-related store shutdowns, restrictions on store operating hours and customer occupancy limits, and pandemic-related changes in consumer behaviors. In fiscal 2021, upon the reopening of stores and removal or reduction in pandemic-related restrictions, there was a resurgence in our customers' preference for shopping in stores relative to e-commerce which resulted in a reduced level of e-commerce net sales while we generated Company-record net sales overall in fiscal 2021. Notwithstanding the impacts of the pandemic, we believe that significant growth opportunities continue to exist for our e-commerce business and, relative to fiscal 2021, we believe it may continue to grow as a percentage of total net sales in the future. We believe our e-commerce platform is an extension of our brand and retail stores, and we seek to maintain an extensive selection of our newest and best merchandise assortment online, providing our customers with a seamless shopping experience. Our e-commerce platform allows us to reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states and the District of Columbia although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In recent years, we have invested in a new point-of-sale system in stores, an upgraded e-commerce website platform, and a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center, allowing customers to place orders online for in-store or curbside pickup, or to have items shipped to them from our stores. We have also partnered with Afterpay and Uber Eats to offer our customers greater flexibility in payment options and delivery convenience. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key factors we expect to drive growth may include online and mobile application marketing efforts, including greater customer personalization based on their shopping patterns, enhancing the efficiency and responsiveness of our digital capabilities, continuing our catalog program, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles and print-on-demand offerings. We also expect to continue to expand digital marketing efforts, customer loyalty, and build brand awareness in the communities surrounding our existing stores to drive growth in net sales from both brick-and-mortar stores and e-commerce.
•Improve Inventory Allocation and Management. We continue to improve our operating results through more refined micro-merchandising tactics based on specific store and online characteristics. We regularly update individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates online versus stores to identify opportunities for inventory efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can continue to improve our net sales results.
•Enhancing Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We also offer buy online pick-up in store, same-day delivery, curbside pickup and ship-to-store ordering options from a large majority of our stores. We plan to upgrade our mobile application and our website platform to a more mobile-responsive version in fiscal 2022. We believe these omni-channel capabilities and investments will drive additional traffic to our stores, increase sales opportunities with customers who come to the store to pick up their online orders, and improve our online conversion rates overall.
•Reinvest in Existing Stores. We believe that re-investing in our existing stores is strategically important to enhance customer loyalty, elevate the customer experience and, in turn, drive additional comparable store sales. We regularly remodel or refresh the appearance of our stores and intend to continue to do so in the future to keep the shopping experience associated with the Tillys brand updated and compelling for our customers.
•Real Estate Opportunities. With 241 total stores at the end of fiscal 2021, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. We currently expect to open approximately 15 to 20 new stores during fiscal 2022 within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have approximately 70 lease decisions to make during fiscal 2022, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if acceptable levels of profitability cannot be obtained through lease negotiations with landlords.
Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear, accessories and hardgoods that best represent their active, outdoor and social lifestyles. We believe we offer an unparalleled selection of relevant brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points, and manage our inventories more dynamically. We offer a mix of merchandise for young men, young women, boys and girls across the apparel, footwear, accessories and hardgoods categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, small electronics and accessories, handbags, watches, jewelry, and more. Hardgoods includes skateboards, longboards, bikes, roller-skates and equipment for snowboarding and surfing. We focus on our merchandise presentation and vary the visual displays in our stores and windows and website throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 70%, 74% and 75% of our total net sales in fiscal 2021, 2020 and 2019, respectively. In fiscal 2021, our proprietary RSQ brand was our top selling brand overall and accounted for approximately 16% of our total net sales, while our proprietary Full Tilt brand and Vans (a third-party brand) accounted for

9% and 7% of our total net sales, respectively. No other brand, whether third-party or proprietary, reached 4% of our total net sales during fiscal 2021.
Selected third-party brands (in alphabetical order) include:
Adidas            BDG            Billabong        Birkenstock        Brixton
Champion        Converse        Diamond Supply        Dickies            Dr. Martens
Ethika            Free People        G-Shock            Herschel Supply Co.    HUF            Hurley            Hydro Flask        Jansport            Levi's            New Balance
Nike SB            O'Neill            Obey            Primitive        RayBan            Riot Society        Rip Curl            Roxy            RVCA            Salty Crew        Santa Cruz        Spy            Stance            The North Face        Vans            Volcom

We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 30%, 26% and 25% of our total net sales in fiscal 2021, 2020 and 2019, respectively. We continue to further enhance our product offerings by establishing print-on-demand offerings and vendor drop-ship capabilities.
Examples of our proprietary brands, ranked by total net sales generated in fiscal 2021, include:

Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel, beauty and fragrance brand for young women

Apparel for young women

Apparel and accessories for young women

Apparel for girls

Apparel and accessories brand for young men and boys

Fragrance brand for young men
We believe that our extensive selection of merchandise, from established global, specialty and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our image as a destination for the most sought-after apparel, footwear, accessories and hardgoods.

Merchandise Purchasing
Our merchandising team is organized by category and product type under our Senior Vice President, General Merchandise Manager and includes divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers.
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
We have developed and maintained strong and, in many cases, long-standing relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tillys brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. This, in addition to our customer connectivity, facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer proven fashion items that provide a broader demographic appeal. We work with numerous vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product. By sourcing merchandise for our proprietary brands both domestically and internationally, we have the flexibility to benefit from shorter lead times associated with domestic manufacturing and lower costs associated with international manufacturing.
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
Stores
As of January 29, 2022, we operated 241 stores in 33 states averaging approximately 7,300 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $2.5 million per store, or $342 per square foot, in fiscal 2021.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2021	2020	2019
Regional Mall	137	136	139
Off-Mall (1)	90	87	86
Outlet	14	15	15
	241	238	240
(1)Includes lifestyle centers, "power" centers, community centers, and street-front locations.

The table below shows the total number of stores by state as of January 29, 2022:

State	Number of Stores	State	Number of Stores
Arizona	18	New Jersey	7
California	97	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	2
Illinois	7	Oregon	3
Indiana	5	Pennsylvania	4
Kansas	1	Rhode Island	2
Maryland	1	South Dakota	1
Massachusetts	4	Tennessee	3
Michigan	3	Texas	16
Minnesota	2	Utah	5
Missouri	1	Virginia	3
Nebraska	1	Washington	6
New Hampshire	2	Wisconsin	3
Nevada	7
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
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2017	2	6	219
2018	16	6	229
2019	14	3	240
2020	2	4	238
2021	9	6	241
	43	25
We currently expect to open approximately 15 to 20 new stores during fiscal 2022 within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, clustering our stores to build better brand awareness in key markets. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We may also close a limited number of stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.

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
We believe Tillys is a place where people have a voice, will be heard, and have bias-free opportunities. Accordingly, our workplace is built upon the foundation of equity and inclusion where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back, and empowering others. In this regard, the Company aims to be an inclusive reflection of its customers, employees, and business partners. Pay equity, without regard for race or gender, is a base line component of this focus on equity and inclusion.
As a result of the pandemic, we have health and safety measures and new operating standards and procedures in place in order to promote a safe environment for our employees and customers. For example, we have established safety protocols and daily wellness screenings for all employees. All employees are provided with personal protective equipment as needed. Employees that are not needed on-site, including certain corporate employees, may work remotely with additional technical support and resources provided as needed.
E-Commerce
Our e-commerce platform generated total net sales of $166 million during fiscal 2021, or 21.4% of our total net sales. We believe our digital platform is an extension of our brand and retail stores and we seek to maintain an extensive selection of our newest and best merchandise assortments online at any point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia even though we have brick-and-mortar stores in only 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides substantially the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles and print-on-demand product offerings. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online, including our catalog, postcards, marketing materials in our retail stores, search engine marketing, paid social media marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations. We plan to continue to enhance our customers' experience by upgrading our website platform to a more mobile-responsive version, upgrading our mobile application, enhancing product information features on our website, and increasing online personalization for our customers.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:
•Loyalty Program. We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be used towards purchase of merchandise. Once an award is earned, our loyalty program allows customers to redeem their award instantly towards the purchase of merchandise or to continue to build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. We are actively engaging with customers through Tilly's Rewards by offering early access to product launches, events and promotional deals to loyalty members. We are also using the data and information provided by loyalty members to personalize the experience to the user and improve the communication and offering. We plan to continue to further enhance this program during fiscal 2022.
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
•Digital Marketing. We use digital marketing to drive new customers to Tillys.com and the Tillys stores. We use multiple forms of digital advertising, including pay per click, display, retargeting, paid social and affiliate marketing. We continue to invest in digital marketing to grow our digital business. We are also partnering with brands in co-op marketing to grow awareness and increase brand sales.
•Social Media. Our customers rely heavily on the opinions of their peers, often expressed through social media. We engage on a variety of social media platforms to communicate directly with our customers, while allowing customers to interact with one another, and provide feedback on the products they care about and our company. Our influencer strategy, in support of driving brand awareness and growth, is designed to connect customers to key categories, trends, and activities in an authentic way.
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
•Community Outreach. We support the Tilly’s Life Center Foundation ("TLC"), a non-profit foundation started by our co-founder, Tilly Levine, which provides underprivileged youth a healthy and caring environment to help create a well-defined sense of self, cultivate community mindedness, and release negative emotional stress. We have given our customers the opportunity to support TLC with point-of-sale donations by allowing them to elect to "round up" their purchases to the nearest dollar and donate the rounded up portion to TLC. Through our “We Care Program” and in partnership with our vendors, we routinely support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.
Distribution
We distribute all of our store merchandise through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our lease expires in December 2027. Our distribution center infrastructure includes material-handling equipment, radio frequency technologies, and automated sorters in order to enhance our processing speed and support our business needs. We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready format (carrying price tickets, sensor tags and with hangers where appropriate) which allows store employees to spend less time processing the merchandise and more time with our customers. We use our own fleet of trucks to transport merchandise to our Southern California stores and third-party distributors to transport merchandise to stores outside of our local area.
We also operate a 81,000 square foot e-commerce fulfillment center in Irvine, California to handle all e-commerce orders in a highly automated environment that leverages material-handling equipment, automated systems and other technologies consistent with our current distribution facility in order to support our e-commerce growth initiatives.
We believe our distribution and fulfillment infrastructure is adequate to support our current business needs and growth strategies over the next few years. However, in order to position ourselves for longer-term anticipated growth, we have begun exploring additional potential distribution investments to support that future growth.
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
We have recently implemented new point-of-sale, order management, and customer relationship management systems through an end-to-end, cloud-based suite of technology additions, which included a re-platforming of our e-commerce website to a cloud-based, more cost-effective solution. We believe that these enhancements have improved customer engagement, increased sales opportunities, enhanced our real-time inventory visibility and order management, facilitated seamless omni-channel execution integrated across mobile devices and stores, and allowed for effective customer relations management capabilities. We plan to further upgrade our e-commerce platform and mobile application during fiscal 2022.
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, The Buckle, Forever 21, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, online retailers such as Sheen and Fashion Nova, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and that target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
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
Trademarks
“Ambitious”, “Blue Crown”, "Destined", “Eldon”, “Full Tilt”, “Full Tilt Sport”, “If it’s not here...it’s not happening”, "Infamous", “Ivy + Main”, “RSQ”, "RSQ by Tillys", “#RSQME”, “Sky and Sparrow”, “Tilly's”, “Tilly’s Clothing & Shoes”, "Tilly's Clothing Shoes Accessories, “Vindicated”, “West of Melrose”, “White Fawn”, and "2/Second Saturdays" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of January 29, 2022, we employed approximately 1,450 full-time and approximately 4,250 part-time employees, of which approximately 475 were employed at our corporate office and distribution facilities and approximately 5,225 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2021, varied between approximately 4,800 and 7,400 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
Government Regulation
We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, consumer protection regulations, intellectual property laws, accessibility laws, and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities, as well as laws governing public companies. We monitor changes in these laws and believe that we are in material compliance with applicable laws.
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
Environmental, Social, Governance (ESG) Matters
Environmental Matters
From a merchandising perspective in fiscal 2021, we launched an online sustainability program in partnership with a variety of nationally and globally recognized third-party brands to curate a collection of what is now over 1,600 product choices that have a reduced impact on the environment as a result of the use of recycled or reusable materials, organic cotton, and/or are certified by third-party organizations to specific sustainability standards. Selected brands involved in our sustainability program partnership include, among others, HydroFlask, Jansport, The North Face, Billabong, adidas, Birkenstock, Teva, Columbia, Vans, Levi’s, Obey, Vissla, Brixton, Katin, RVCA, Santa Cruz, and O’Neill, as well as our own RSQ proprietary brand. We also launched a sustainable collection of vintage and upcycled product with over 200 unique pieces online and in 25 of our stores. We ended fiscal 2021 with an aggregate of approximately 6% of our total inventory composed of products containing at least one of the sustainability features noted above. In early 2022, we joined the Better Cotton Initiative ("BCI"), which is a global cotton sustainability organization that helps ensure clothing manufacturers are sourcing more sustainable cotton that has a lower environmental and social impact, including crop protection, water stewardship, soil health, and decent working conditions. During fiscal 2022, we have committed to sourcing Better Cotton for at least 10% of the cotton used in our proprietary products. We plan to highlight our participation in BCI in certain of our online and in-store marketing materials and to incorporate BCI product labeling on our relevant proprietary brands. For Spring 2022, 80% of our Men’s RSQ shorts and swim have sustainable attributes. For example, all chino shorts and swim use 20% to 30% Repreve fabric (recycled plastic bottles turned into polyester yarn). We are also building similar eco-friendly features into our long bottoms that are expected to go on sale during Spring 2022. In late fiscal 2021, we launched a print-on-demand initiative for screened t-shirts which not only drives our choice count and offering from a merchandising perspective, but it also helps reduce markdowns and waste as garments are not printed until ordered by customers. As supported by consumer demand, we plan to continue to advocate with our merchants and brand partners to support eco-friendly product stories to continue to build the percentage of our product offering that have sustainable features.
From a distribution perspective, all purchased corrugated boxes utilized in shipping products from our distribution center to our stores are made from previously used materials. We reuse approximately 70% of those corrugated boxes for future shipping needs. We recycle the remaining 30% of corrugated boxes. We recycle all plastics received with garments from our product suppliers. Our distribution centers are equipped with 80% DesignLights Consortium (“DLC”) classified LED lamps. We also recycle bottles and cans used by our staff in our distribution break rooms and corporate offices.
In our stores, our shopping bags, as well as all poly bags used to ship e-commerce orders to customers, are comprised of at least 90% recycled materials. Since 2018, we have specified the use of air conditioning equipment with energy efficiency ratings well above the minimum required rating by The International Energy Conservation Code and Building Energy Efficiency Standards. Over 80% of all lighting utilized in our stores are LED lamps, which reduce energy consumption both in terms of watts per lumen and reduced air conditioning usage as a result of the lower heat produced by LEDs compared to other lighting sources. All stores are equipped with UN-tested and approved lighting recycling boxes. In constructing our stores, we utilize reclaimed wood in various design elements that is 100% certified by the Forest Stewardship Council as coming from responsibly managed forests. All wall coverings utilized in our stores are manufactured with FSC-certified recycled fiber. We require the use of zero or low volatile organic compounds materials in our new store construction, which includes adhesives, primers, paints, sealers, caulks and other coatings. All stores are provided with biodegradable cleaning solvents for cleaning and disinfection. In our restrooms at all locations, we use toilets that are certified as water-efficient by Watersense and comply with the California Green Building Code, utilizing less water than standard toilets. In certain locations, we also use water-conserving metering faucets that prevent excess water usage and/or on-demand water heaters to reduce energy consumption.

In our corporate offices, all buildings are equipped with lighting sensors to ensure occupancy before energy usage occurs. All facilities are equipped with exterior LED lighting, including wall packs and parking light poles, with a Premium DLC classification rating that provide an estimated annual energy consumption savings of approximately 144,000 kWh compared to standard lighting. We have recycling bins for paper products, bottles and cans throughout our facilities. Biodegradable cleaning solvents are used throughout our facilities for cleaning and disinfecting purposes. We also currently sponsor 26 adopt-a-highway locations in Southern California and Arizona to help fund trash removal from the local highways in the markets within which we operate our stores.
From a technology perspective, in fiscal 2021, we migrated our data center located in Irvine, CA to Las Vegas, NV, which is operated with 100% renewable energy. We also recycle e-waste from certain computer and other electronic components.
Social Matters
We support a variety of programs to assist the communities in which we operate, including but not limited to:
•We provide significant financial and other support to the Tilly’s Life Center Foundation ("TLC"), a non-profit charitable organization managed by our co-founder, Tilly Levine, which seeks to empower our youth and improve their self-confidence through a variety of educational programs. Our support of TLC includes customer donations at our store registers (round-up for charity), cash donations by the Company, use of a portion of our e-commerce distribution center office space for their operations, and use of Company staff to aid in event planning.
•We are members of the Orange County Racial Justice Group, an organization comprised of several leading employers in Orange County, CA committed to education and awareness to combat unconscious bias and racism, and drive respect and empathy for everyone in our local community.
•We provide direct financial support to a variety of school-based programs in the communities within which we operate our stores.
•We donate end of season products to certain charitable organizations for their use in supporting their respective missions.
Human Capital Management
•We provide a variety of health and wellness programs for our corporate employees to promote healthy lifestyles, including periodic onsite health fairs, blood drives, breast cancer screenings, flu shots, among other items.
•In order to help ensure we provide a healthy, respectful and safe working environment for all employees, we provide periodic diversity and anti-harassment training for all employees to improve workplace sensitivity.
•We distribute monthly health tips and guidelines to encourage healthy living habits, and we provide weekly fruit deliveries to our corporate office and distribution center break rooms to promote healthier eating choices.
•We provide one paid day off per year to all employees to be utilized for volunteer work of their choosing.
Governance Matters
Although we are a controlled company as a result of the Company stock held by our Co-Founder, Executive Chairman and Chief Strategy Officer, Hezy Shaked, six of the eight members of our Board of Directors are independent under applicable NYSE rules. Each of our Board committees (Audit, Compensation, and Nominating/Governance) are chaired by, and comprised of, only the independent members of our Board of Directors, consistent with NYSE requirements. Our Board of Directors is comprised of five individuals who self-identify as men and three individuals who self-identify as women. Two of our Board members have self-identified as underrepresented minorities, as such term is defined under the California board diversity rules.
We maintain a Code of Ethical Business Conduct which can be found on our website at www.tillys.com under the Investor Relations link. We require all employees to periodically certify their reading, understanding, and compliance with such policy.
We maintain a whistleblower hotline wherein employees, customers and/or vendors can confidentially report unethical or illegal behavior by Company management or other employees.
As a publicly-traded company, we maintain an Insider Trading Policy that limits the time periods during which Company employees may trade in Company stock to avoid potential insider trading issues. This policy is distributed to all employees in advance of each quarterly trading window. Each trading window is only allowed to open after two full trading days have taken place following each of our quarterly earnings announcements. Each trading window is typically closed for the final month of each quarter and until the next quarterly earnings announcement has taken place.

We maintain a Regulation FD-compliant Investor Relations policy which limits the time periods during which Company management is authorized to discuss business matters with external stock analysts and stockholders. Company management is precluded from communicating with such external parties for the final two weeks of each quarter and until the next quarterly earnings release has taken place.

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
Risks Related to our Business
The COVID-19 pandemic has materially disrupted our operations and may have an adverse effect on our business.
To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, our people, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, expense management, managing our workforce, our store configurations and operations upon reopening, as well as our ability to procure sufficient quantities of inventory in line with our sales plans, or to effectively manage inventory levels on an ongoing basis relative to net sales performance and changing market conditions, in light of ongoing supply chain disruptions that have significantly altered historical product flows both in terms of timing and amount of inventory available, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. For example, the COVID-19 pandemic has resulted in, and may continue to result in, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions and overall economic instability, which, in many cases, have had, and we expect will continue to have, material adverse impacts on our business, financial condition and results of operations.
Beginning in March 2020, we took several precautionary actions in response to the COVID-19 pandemic to protect our longer-term business prospects and help minimize risk to our Company, employees, customers, and the communities in which we operate. Those actions included the temporary closure of all 239 of our stores across the United States and our store distribution center, establishing remote work capabilities for all corporate employees, drawing down 100% of our available borrowings under our prior credit facility, furloughing 91% of our entire employee population, implementing significant temporary corporate management pay cuts, temporarily withholding store lease payments, significantly reducing future inventory commitments, and eliminating or reducing a variety of expenses. As our stores, corporate offices and distribution centers reopened later in 2020, furloughed employees were brought back to work, management pay cuts were reversed, and amounts borrowed under our prior credit facility were repaid. We ended fiscal 2021 with all 241 of our stores in operation, but there can be no guarantee that all of our stores, our e-commerce business, or our distribution centers will remain in operation at any time as a result of COVID-19 cases among our employee population, particularly if there is another broad-based resurgence of the pandemic.
There remain many uncertainties regarding the anticipated duration and severity of the current COVID-19 pandemic. We cannot predict the specific extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations (including our near-term and long-term revenues, earnings, liquidity and cash flows), as such impacts will depend on how the COVID-19 pandemic and its impacts continue to develop, which are highly uncertain and cannot be predicted at this time. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified. Any future actions we take in response to the COVID-19 pandemic could further negatively impact our business, financial condition and results of operations.
Our sales could be severely impacted by decreases in consumer spending.
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, inflation in housing, energy, gasoline and food costs, interest and tax rates, employment levels, salary and wage levels, general business conditions, and the availability of consumer credit. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, including the current COVID-19 pandemic, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in consumer spending during certain periods of fiscal 2021 as a result of COVID-19, and similar impacts may occur in the future, both as a result of the pandemic or in connection with other events. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.
We are required to make significant lease payments for our store leases, corporate offices, and distribution centers, which may strain our cash flow. In addition, in light of the COVID-19 pandemic, we have taken, and in the future, we may need to take certain actions with respect to some or all of our existing leases to preserve our cash position during periods wherein stores are unable to operate, which may create legal and financial risk for us.
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
We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our available revolving credit facility or from other sources, we may not be able to service our operating lease expenses, grow our business, respond to competitive challenges or to fund our other liquidity and capital needs, which would harm our business. The COVID-19 pandemic had a material, negative impact on our cash flows from operations during periods of 2020 in which stores were temporarily shut down, which placed further pressure on our ability to service our operating lease expenses, and such adverse impacts could potentially happen again. As a result of these pressures, we withheld nearly all store lease payments during the periods in which our stores were shut down. While we generally negotiated with our landlords to share the impact of those withheld payments, any future withheld payments may result in additional costs or liability to the Company in the future. In addition, any future store closures arising from federal, state and local instructions resulting from the COVID-19 pandemic or any other pandemic or other situations outside of our control may again require us to take certain actions with respect to some or all of our existing leases, including negotiating with landlords for rent abatement, terminating certain leases, or discontinuing payment, which may subject us to legal, reputational and financial risks. We can provide no assurances that any forbearance of our lease obligations will be provided to us in the future.
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
We sell merchandise over the internet through our e-commerce website, www.tillys.com. In fiscal 2019, e-commerce generated nearly $98 million in total net sales, or approximately 15.9% of our total net sales for the year. In fiscal 2020, e-commerce generated $173 million in total net sales, or approximately 32.6% of our total net sales for the year, aided by the pandemic's impact on store operations during fiscal 2020. In fiscal 2021, e-commerce generated $166 million in total net sales, or approximately 21.4% of our total net sales for the year. The e-commerce retail market continues to rapidly evolve, creating new competition and increasing cost pressures from shipping charges and online marketing costs. As a result, there can be no guarantee that we will be able to continue to grow our e-commerce net sales or to improve the profitability of our e-commerce operations. Our e-commerce platform and its continued growth subjects us to certain risks that could have an adverse effect on our results of operations, including:
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
We have historically depended on the location of our stores to generate a large amount of traffic for our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain prominent store locations within retail centers or the selection by prominent retailers and businesses of other locations. Over the last few years, the retail industry has experienced continued declines in consumer traffic to retail centers as consumer purchasing behaviors have shifted toward online purchases and this trend may continue in the future. Additionally, in response to the COVID-19 pandemic, we have experienced mandatory and elective temporary closures of certain retail centers in which our stores are located (in addition to our own election to temporarily close all of our stores, as further described elsewhere in this Report). In addition, prior to such closures, we experienced significant declines in traffic to our stores as consumer purchasing behaviors shifted toward online purchases, and we may experience similar further declines in the future. A continuing reduction in traffic to retail centers may likely lead to a decrease in our net sales and results of operations, which could have a material adverse effect on our financial condition, results of operations and stock price.
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
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers, supply chain disruption, or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. Additionally, in connection with the COVID-19 pandemic and other global events, we have experienced delays in certain new product receipts and may likely continue to receive similar notices in the future. Instances of supply chain disruptions and delays, as well as continued heightened inflation, could lead to inefficiencies and heightened costs that could negatively impact our performance and our results of operations. Further, if we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.
If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution and e-commerce fulfillment centers, or our corporate offices, our business could be adversely affected.
Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate employees, district managers, store managers and store associates with the qualifications we deem necessary at requisite cost, our ability to effectively operate and expand may be adversely affected. In addition, we rely on temporary personnel to staff our distribution and fulfillment centers, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. In addition, as described elsewhere in this Report, we furloughed certain of our employees in response to the store closures due to the COVID-19 pandemic and, thereafter, have experienced challenges in finding temporary or seasonal staffing, which may create additional challenges in attracting and retaining quality employees in the future. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, particularly during the COVID-19 pandemic, which may strain our existing personnel or increase costs, and negatively impact our operations.
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
Our corporate headquarters, distribution centers and certain information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the COVID-19 pandemic, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. As discussed previously in this Report, in connection with the COVID-19 pandemic, we discontinued the operations of the distribution center for our stores and implemented other precautions in our corporate offices and distribution centers that materially disrupted our operations in Irvine, California, and elsewhere, and we may need to do so again in the future. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to certain natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

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
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with the Americans with Disabilities Act of 1990, apparel, footwear and accessory safety standards, security of customer and employee personal information, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. For example, we are currently engaged in several legal proceedings described elsewhere in this Report. In addition, as described elsewhere in this Report, the COVID-19 pandemic, and our responses thereto, may subject us to further litigation, including with respect to employment matters, contract disputes, and other matters. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
On March 14, 2022, our Board authorized a share repurchase program (the "Repurchase Program"), pursuant to which we may repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023. The timing and amount of repurchases of shares of our Class A common stock, if any, will depend upon several factors, such as the market price of Class A common stock, corporate requirements, general market economic conditions and applicable legal requirements. The Company is not obligated to repurchase any specific number or amount of shares of Class A common stock pursuant to the Program, and it may modify, suspend or discontinue the Repurchase Program at any time. Repurchases of our Class A common stock pursuant to the Repurchase Program could affect our stock price and increase its volatility. The existence of the Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and, if shares are repurchased in the Repurchase Program, it will reduce the market liquidity for our Class A common stock. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term stockholder value, and the market price of our Class A common stock may decline below the levels at which we repurchased shares of stock.
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
While we have paid aggregate special cash dividends of $5.70 per share to all holders of record of issued and outstanding shares of our common stock across six separate special cash dividends since February 2017, there can be no assurance that we will pay additional cash dividends on our common stock in the future. We do not currently have any formal plans for paying any additional cash dividends on our common stock at this time. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2021 and terminates on October 31, 2031.

All of our 241 stores, encompassing a total of approximately 1.8 million total square feet as of January 29, 2022, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of April 12, 2022, we had approximately seven stockholders of record, five of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We paid special cash dividends of $1.00 per share in each of July and December of 2021, and in February of each of 2020, 2019 and 2018, and $0.70 per share in February 2017 to all holders of record of issued and outstanding shares of our common stock. There can be no assurance that we will pay additional cash dividends on our common stock in the future, and we do not currently have any formal plans to issue dividends in the future at this time.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 29, 2022 (the "2022 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended January 29, 2022 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on January 28, 2017 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.
Comparison of 5-Year Cumulative Total Return as of January 29, 2022
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities or purchase any of our securities during the fiscal year ended January 29, 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes and the information contained in other sections of this report, particularly under the headings “Risk Factors” and “Business”. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements”. These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors”. Our actual results could differ materially from those suggested or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2021" or "fiscal 2021" refer to the fiscal year ended January 29, 2022, references to "fiscal year 2020" or "fiscal 2020" refer to the fiscal year ended January 30, 2021 and references to "fiscal year 2019” or "fiscal 2019” refer to the fiscal year ended February 1, 2020. Fiscal years 2021, 2020, and 2019 each consisted of a 52-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2020 compared to fiscal 2019. See Item 7,“Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended January 30, 2021, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of January 29, 2022, we operated 241 stores in 33 states, averaging approximately 7,300 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
COVID-19 Pandemic
As of the date of filing this Report, there remain many uncertainties regarding the ongoing COVID-19 pandemic (the "pandemic"), including the anticipated duration and severity of the pandemic. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. With the continued challenges posed by the pandemic, we may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified. We believe our operating results for fiscal 2021 were significantly aided by the considerable pent-up consumer demand exiting 2020 pandemic restrictions and the impact of federal stimulus payments. As a result, we cannot reliably predict future business trends relative to fiscal 2021 with any certainty at this time.
Supply Chain Disruptions
We source a significant portion of our merchandise assortment from third parties who manufacture their products in countries that have experienced widespread issues with the pandemic, thereby significantly impacting the global supply chain for merchandise inventories. Additionally, disruptions in the global transportation network remain prevalent, particularly in certain Southern California receiving ports which handle a significant portion of United States merchandise imports. These issues are resulting in shipping delays and increased shipping costs throughout the retail industry, including for us. Any untimely delivery of merchandise could have a negative impact on our ability to serve our customers with the specific merchandise they want in the quantities they wish to purchase in a timely manner, thereby potentially resulting in lost sales. These supply chain issues, and the media attention surrounding them, appear to have changed consumer shopping patterns to some extent, and have caused us to adjust our merchandise planning, allocation and pricing strategies from historical practices, among other impacts. We have been monitoring the situation very closely and have been in frequent contact with our key brand partners to assess delivery delays. However, we are unable to predict the specific effects these factors will have on our fiscal 2022 net sales, results of operations, and our inventory position at any point in time during fiscal 2022.
Inflationary Cost Pressures
As of the date of this filing, certain geo-political matters and supply chain disruptions have resulted in significant price increases for gasoline, food and other consumables in early 2022. While we do not believe that these price increases have had a material adverse impact on our business to date, we believe that these price increases may have a negative impact on consumer behavior at some point in the future which, by extension, could have a material negative impact on our results of operations and financial condition at any point during fiscal 2022.
Preliminary Fiscal 2022 New Store Openings and Capital Expenditure Plans
During fiscal 2022, we currently plan to open approximately 15 to 20 new stores within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We expect our total capital expenditures for fiscal 2022 to be in the range of approximately $25 million to $30 million, inclusive of our new store plans, investments in website and mobile app upgrades, distribution efficiencies, and other information technology infrastructure investments. We believe our distribution and fulfillment infrastructure is adequate to support our current business needs and growth strategies over the next few years. However, in order to position ourselves for longer-term anticipated growth, we have begun exploring additional potential distribution investments to support that future growth. These potential additional investments in distribution capacity are not yet determinable and are, therefore, not included in the capital expenditure range noted above.
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

Historically, our comparable store sales are sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current reporting period. However, as a result of the pandemic, our comparable store sales for fiscal 2020 and 2021 are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of last year in light of the varying periods of pandemic-related store closures that took place during fiscal 2020 and 2021. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Statements of Operations Data:
Net sales	$775,694	$531,329	$619,300
Cost of goods sold	499,031	389,139	432,592
Gross profit	276,663	142,190	186,708
Selling, general and administrative expenses	185,575	141,953	154,748
Rent expense, related party	3,493	3,277	3,505
Total selling, general and administrative expenses	189,068	145,230	158,253
Operating income (loss)	87,595	(3,040)	28,455
Other (expense) income, net	(594)	581	2,901
Income (loss) before income taxes	87,001	(2,459)	31,356
Income tax expense (benefit)	22,752	(1,314)	8,734
Net income (loss)	$64,249	$(1,145)	$22,622
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.3%	73.2%	69.9%
Gross profit	35.7%	26.8%	30.1%
Selling, general and administrative expenses	23.9%	26.7%	25.0%
Rent expense, related party	0.5%	0.6%	0.6%
Total selling, general and administrative expenses	24.4%	27.3%	25.6%
Operating income (loss)	11.3%	(0.6)%	4.6%
Other (expense) income, net	(0.1)%	0.1%	0.5%
Income (loss) before income taxes	11.2%	(0.5)%	5.1%
Income tax expense (benefit)	2.9%	(0.3)%	1.4%
Net income (loss)	8.3%	(0.2)%	3.7%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Store Operating Data:
Stores operating at end of period	241	238	240
Comparable store sales change (1)	16.3%	3.7%	0.8%
Total square feet at end of period (in thousands)	1,764	1,751	1,776
Average net sales per brick-and-mortar store (in thousands) (2)	$2,511	$1,494	$2,240
Average net sales per square foot (2)	$342	$202	$301
E-commerce revenues (in thousands) (3)	$165,950	$173,433	$98,457
E-commerce revenues as a percentage of net sales	21.4%	32.6%	15.9%
(1)During fiscal 2019, our comparable store sales were sales from our e-commerce platform and stores open at least 12 full fiscal months as of the end of the current period. However, as a result of the pandemic and related periods of store closures during 2020, our comparable store sales for fiscal 2021 and 2020 are defined as sales from our e-commerce and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not change by more than 20% and the store was not closed for remodel for more than five days in any fiscal month. Comparable store sales include sales through our e-commerce platform but exclude gift card breakage income, deferred revenue from the loyalty program and e-commerce shipping and handling fee revenue.
(2)E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per brick-and-mortar store.

(3)E-commerce revenues include e-commerce sales and e-commerce shipping fee revenue.
Fiscal Year 2021 Compared to Fiscal Year 2020
Net Sales
Net sales were $775.7 million in fiscal 2021 compared to $531.3 million in fiscal 2020, an increase of $244.4 million, or 46.0%, primarily due to significant pent-up consumer demand coming out of 2020's pandemic restrictions and the impact of federal stimulus payments during fiscal 2021, and the various periods of government-mandated store closures, reduced store operating hours, and restrictions on customer traffic into physical stores resulting from the pandemic during fiscal 2020. The components of our net sales increase were as follows:

$ millions	Attributable to
$85.2	Increase in comparable net sales of 16.3%, including e-commerce
159.2	Increase in non-comparable store net sales, including increases from physical stores during periods of pandemic-related store closures last year
$244.4	Total
◦Net sales from physical stores were $609.7 million, an increase of $251.8 million or 70.4%, compared to $357.9 million last year. Net sales from stores represented 78.6% of total net sales compared to 67.4% of total net sales last year. The significant increase was primarily attributable to physical stores being open for the entirety of fiscal 2021 compared to various periods of government-mandated store closures amid the pandemic during fiscal 2020.
◦Net sales from e-commerce were $165.9 million, a decrease of $(7.5) million or (4.3)%, compared to $173.4 million last year. E-commerce net sales represented 21.4% of total net sales compared to 32.6% last year. We believe the decline in net sales from e-commerce was primarily attributable to a shift in consumer behavior exiting 2020 pandemic-related restrictions that resulted in a shift in consumer preference for shopping in physical stores relative to online.
Gross Profit
Gross profit was $276.7 million in fiscal 2021 compared to $142.2 million in fiscal 2020, an increase of $134.5 million, or 94.6%. Gross margin, or gross profit as a percentage of net sales, increased to 35.7% in fiscal 2021 from 26.8% in fiscal 2020. Product margins improved 130 basis points as a percentage of net sales, primarily due to reduced total markdowns overall compared to last year. Buying, distribution, and occupancy costs improved by 760 basis points, collectively, due to leveraging these costs against higher total net sales. Occupancy costs leveraged 560 basis points as a percentage of net sales despite increasing by $1.2 million and having three more stores open compared to last year. Distribution costs leveraged 180 basis points as a percentage of net sales primarily due to a decrease in e-commerce shipping costs of $0.6 million consistent with the decrease in overall e-commerce net sales. Buying costs leveraged 20 basis points as a percentage of net sales.
Selling, General and Administrative Expenses ("SG&A")
SG&A was $189.1 million in fiscal 2021 compared to $145.2 million in fiscal 2020, an increase of $43.8 million. As a percentage of net sales, SG&A was 24.4% for fiscal 2021 compared to 27.3% for fiscal 2020, a decrease of (2.9)%, due to leveraging these expenses against higher total net sales. The components of the changes in SG&A, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Attributable to
0.3%	$28.5	Increase in store payroll and related benefits due to operating all stores for the entirety of fiscal 2021 and serving higher net sales.
0.8%	6.6	Corporate bonus accruals due to strong operating performance in fiscal 2021.
(0.7)%	3.9	Increase in marketing expenses, primarily due to increased e-commerce marketing.
(0.1)%	2.7	Increase in credit card fees associated with higher net sales.
(0.9)%	2.5	Increase in corporate payroll and related benefits due to increased staffing this year compared to significant pandemic-related furloughs enacted during fiscal 2020.
(0.5)%	(3.4)	Net year-to-year decrease attributable to a $1.7 million disputed California sales tax assessment originally recorded in the third quarter of fiscal 2020 which was subsequently resolved in the Company's favor and reversed in the first quarter of fiscal 2021.
(1.8)%	3.0	Net change in all other SG&A expenses
(2.9)%	$43.8	Total
Operating Income (Loss)
Operating income was $87.6 million in fiscal 2021 compared to an operating loss of $(3.0) million for fiscal 2020, an improvement of $90.6 million. As a percentage of net sales, operating income was 11.3% for fiscal 2021 compared to an operating loss of (0.6)% for fiscal 2020. The $90.6 million increase in operating income was primarily due to the combined impact of the factors described above.
Income Tax Expense (Benefit)
Income tax expense was $22.8 million for fiscal 2021 compared to income tax benefit of $(1.3) million for fiscal 2020. Our effective tax rates were 26.2% for fiscal 2021 and 53.5% of pre-tax loss for fiscal 2020. The decrease in the effective income tax rate was primarily due to a normalization of the tax rate after last year’s effective tax rate was distorted by low pre-tax losses for the year.
Net Income (Loss) and Earnings (Loss) Per Share
Net income was $64.2 million for fiscal 2021 compared to a net loss of $(1.1) million for fiscal 2020, an improvement of $65.4 million. Income per diluted share was $2.06 for fiscal 2021 compared to loss per basic share of $(0.04) for fiscal 2020.
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
Working Capital
Working capital at January 29, 2022, was $91.8 million compared to $77.5 million at January 30, 2021, an increase of $14.3 million. The changes in our working capital during fiscal 2021 were as follows:

$ millions	Description
$77.5	Working capital at January 30, 2021
59.7	Increase in cash, cash equivalents, and marketable securities, primarily due to higher net income.
16.3	Increase primarily due to timing of income tax payments.
6.8	Increase in merchandise inventories, net of accounts payable.
(61.6)	Payments of special cash dividends.
(7.2)	Decrease primarily due to corporate bonus accruals and timing of accrued compensation and benefits.
0.3	Net changes in all other assets and liabilities
$91.8	Working capital at January 29, 2022
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	(in thousands)
Net cash provided by operating activities	$63,402	$38,897	$36,434
Net cash used in investing activities	(45,328)	(3,197)	(6,509)
Net cash used in financing activities	(52,057)	(29,653)	(27,948)
Net Cash Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.

Net cash provided by operating activities increased in fiscal 2021 as compared to fiscal 2020 primarily due to higher net sales in fiscal 2021, which was primarily attributable to the closure of all stores from mid-March to mid-May in fiscal 2020 as a result of the pandemic and the varying periods of ongoing store closures for certain stores that continued into October 2020.
Net Cash Used in Investing Activities
Investing activities consist of capital expenditures for growth related to new store openings as well as for remodels and changes in fixtures and equipment at existing stores, investments in information technology, distribution center enhancements, assets at our corporate headquarters and the addition or replacement of company vehicles. Investing activities also consist of the purchase and maturing of marketable securities.
Net cash used in investing activities was $45.3 million in fiscal 2021. Capital expenditures totaled $13.4 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $162.3 million of marketable securities and received proceeds of $130.4 million from the maturing of marketable securities during fiscal 2021.
Net cash used in investing activities was $3.2 million in fiscal 2020. Capital expenditures totaled $8.5 million, primarily related to new and remodeled stores and other improvements in our existing stores and information technology systems. We purchased $80.9 million of marketable securities and received proceeds of $86.2 million from the maturing of marketable securities during fiscal 2020.
Net Cash Used in Financing Activities
Financing activities consist of proceeds from the exercise of stock options, cash dividends paid, borrowings and repayments of our line of credit, and employee taxes paid as a result of the net settlement of issued restricted stock.
Net cash used in financing activities was $52.1 million in fiscal 2021. This included $61.6 million of cash dividends paid, partially offset by $9.6 million of proceeds from the exercise of stock options.
Net cash used in financing activities was $29.7 million in fiscal 2020. This included $29.7 million of cash dividends paid and $23.7 million in both borrowings and repayments under our line of credit.
Line of Credit
On January 20, 2022, we entered into a senior unsecured credit agreement (the "Credit Agreement") and revolving line of credit note (the "Note") with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement replaced our previously existing asset-backed credit agreement (the “Prior Credit Agreement”), dated as of November 9, 2020, as amended, with the Bank, which had revolving commitments of up to $65.0 million, a sub-limit on letters of credit of $10.0 million and a sub-limit for swing-line loans of $7.5 million. The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the closing date.
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $25.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. The Revolving Facility matures on January 20, 2024. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of the assets of our company.
The payment and performance in full of the obligations under the credit agreement are guaranteed by the Company pursuant to a continuing guaranty granted by the Company in favor of the Bank. The payment and performance of the Company’s obligations under the Guaranty are secured by a lien on, and pledge of, all of the equity interests owned by the Company.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to the daily simple Secured Overnight Financing Rate ("SOFR") plus 0.75%. Amounts available to be drawn under outstanding letters of credit accrue fees in an amount equal to 1.00% per annum. The unused portion of the Revolving Commitment is not subject to a commitment fee.
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in a cash-flow-based lending facility, including financial covenants that require maintenance of (1) a ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expenses no greater than 4.00 to 1.00 and (2) a fixed charge coverage ratio of not less than 1.25 to 1.00 (calculation of which takes into account dividends, distributions, redemptions and repurchases of the equity interests of the Company only if the Company’s cash on hand, net of any amounts outstanding under the Credit Agreement, is less than $50.0 million after giving effect to such dividends, distributions, redemptions or repurchases).
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to the Company; actual or asserted invalidity of any of the loan documents; or a change of control of the Company.
In connection with the entry into the Credit Agreement, on January 20, 2022, we entered into certain ancillary agreements,

including (i) a security agreement in favor of the Bank, (ii) a guaranty entered into by the Company, and (iii) a third party pledge agreement entered into by the Company in favor of the Bank. The security agreement, the guaranty and the pledge agreement replaced (i) the guaranty by the Company in favor of the Bank, dated November 9, 2020, and (ii) the security agreement dated as of November 9, 2020, among the Company and the Bank, which were both terminated concurrently with the termination of the Prior Credit Agreement.
As of January 29, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the New Credit Agreement.
The Prior Credit Agreement was terminated concurrently with the entry into the New Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the closing date. The maximum borrowings permitted under the prior credit agreement was equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base was equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the closing date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the closing date to the Credit Agreement.
The unused portion of the revolving commitment under the Prior Credit Agreement accrued a commitment fee, which ranged from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. Borrowings under the prior credit agreement bear interest at a rate per annum that ranged from the LIBOR rate plus 2.0% to the LIBOR rate plus 2.25%, or the base rate plus 1.0% to the base rate plus 1.25%, based on the average daily borrowing capacity under the prior credit agreement over the applicable fiscal quarter. We were allowed to elect to apply either the LIBOR rate or base rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the base rate shall apply.
Under the Prior Credit Agreement, we were subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the closing date, we were prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the closing date, we were allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
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
We lease approximately 26,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tillys. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2022.We expect to have a fully negotiated renewal completed in advance of this lease expiration.
We lease approximately 81,000 square feet for our e-commerce distribution center from a company that is owned by one of the co-founders of Tillys. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2031.
Our leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2032. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
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
Gift Cards
We estimate and record breakage revenue in proportion to actual redemptions on unredeemed gift cards based on historical and expected customer redemption trends. Actual customer redemptions may vary from our estimates. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed.
Loyalty Program
Based on historical redemption patterns, unredeemed awards and accumulated partial points are accrued as deferred revenue with a corresponding impact to net sales. A liability is estimated based on estimated redemptions and the standalone selling price of awards and partial points earned. Actual customer redemptions may vary from our estimates.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or net realizable value using the retail inventory method. Under the retail inventory method, inventory is stated at its current retail selling value and then is converted to a cost basis by applying a cost-to-retail ratio based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of markdowns needed in order to sell through slow-moving inventories.
Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to mark down merchandise, the resulting gross margin reduction is recognized in the period in which the markdown is recorded. During each accounting period we record adjustments to our inventories, which are reflected in cost of goods sold, if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. This adjustment calculation requires us to develop assumptions and estimates, which are based on factors such as merchandise seasonality, historical trends and inventory levels, including estimated sell-through rates of remaining units.
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

We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 29, 2022 and January 30, 2021 was not material.
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
Operating Leases
During the first quarter of 2019, we adopted ASC 842, Leases (the "Lease Standard"), using the transition method provided in ASU 2018-11 (refer to "Note 2: Summary of Significant Accounting Policies" in Item 8). As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard.
Upon adoption of the Lease Standard, we recorded our operating leases on the consolidated balance sheet as operating lease assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease components through the lease term. To calculate the net present value, we apply an incremental borrowing rate ("IBR"). The determination of the IBR requires complex judgment, and it involves using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We recognize operating lease assets based on lease liabilities and initial direct costs, less any tenant allowance incentives. We test operating lease assets for impairment in the same manner as long-lived assets, and include the related operating lease liability and operating lease payments in our analysis.
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
•Dividend Yield. We do not currently have any policy with respect to recurring dividends in place. However, we have declared and paid special cash dividends in each of the prior five years, including $0.70 per share in early 2017 and $1.00 per share in each of early 2018, 2019 and 2020 and in July and December 2021 to all holders of record of issued and outstanding shares of Class A common stock and Class B common stock. There can be no guarantee that we will continue to pay special cash dividends in the future. Consequently, we used an expected dividend yield of zero in the valuation of our share-based compensation.
If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for future awards may differ materially compared with the expense for awards granted previously.
Accounting for Income Taxes
We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between GAAP and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.
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
Recent Accounting Pronouncements
For a description of recently issued accounting standards not yet adopted, refer to Note 2 to our financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of January 29, 2022 and January 30, 2021, we had no outstanding borrowings under our credit facility.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial as of the date of this filing. However, the impact of inflationary cost pressures on gasoline, food, and other consumables in early fiscal 2022 may have a material adverse impact on consumer behavior at any point in time, which may by extension have a material adverse affect on our results of operations and financial condition.
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

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 13, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Incremental Borrowing Rates for Leases

As described in Notes 2 and 9 to the consolidated financial statements, the Company establishes operating lease assets and operating lease liabilities for new and renegotiated lease contracts. The measurement of the operating lease asset and operating lease liability requires the determination of an incremental borrowing rate, which involves complex judgment by management.

We identified the determination of the incremental borrowing rates for new and renegotiated lease contracts as a critical audit matter. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for new and renegotiated lease contracts, which include developing synthetic credit ratings for the Company and identifying market interest rates based on such rating and applicable lease terms. Auditing the reasonableness of these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls over the Company’s accounting for leases. These procedures included testing controls over management’s review of the inputs and assumptions used to determine the incremental borrowing rates.
•Developing independent estimates of fully collateralized incremental borrowing rates for newly executed and renegotiated lease contracts, by utilizing personnel with specialized knowledge and skill in valuation to assist in (i) developing synthetic credit ratings for the Company; and (ii) identifying market interest rates based on the determined rating and applicable lease terms.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.
Costa Mesa, California
April 13, 2022

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$42,201	$76,184
Marketable securities	97,027	64,955
Receivables	6,705	8,724
Merchandise inventories	65,645	55,698
Prepaid expenses and other current assets	16,400	6,170
Total current assets	227,978	211,731
Operating lease assets	216,508	229,864
Property and equipment, net	47,530	52,639
Deferred tax assets	11,446	11,949
Other assets	1,361	1,273
Total assets	$504,823	$507,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,144	$24,983
Accrued expenses	19,073	30,682
Deferred revenue	17,096	13,492
Accrued compensation and benefits	17,056	9,899
Current portion of operating lease liabilities	51,504	51,879
Current portion of operating lease liabilities, related party	2,533	2,624
Other liabilities	761	632
Total current liabilities	136,167	134,191
Noncurrent portion of operating lease liabilities	171,965	199,503
Noncurrent portion of operating lease liabilities, related party	21,000	11,789
Other	978	1,351
Total long-term liabilities	193,943	212,643
Total liabilities	330,110	346,834
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,719 and 22,477 shares issued and outstanding, respectively	24	22
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,306 shares issued and outstanding, respectively	7	8
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	166,929	155,437
Retained earnings	7,754	5,135
Accumulated other comprehensive (loss)/income	(1)	20
Total stockholders’ equity	174,713	160,622
Total liabilities and stockholders’ equity	$504,823	$507,456
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$775,694	$531,329	$619,300
Cost of goods sold (includes buying, distribution, and occupancy costs)	499,031	389,139	432,592
Gross profit	276,663	142,190	186,708
Selling, general and administrative expenses	185,575	141,953	154,748
Rent expense, related party	3,493	3,277	3,505
Total selling, general and administrative expenses	189,068	145,230	158,253
Operating income (loss)	87,595	(3,040)	28,455
Other (expense) income, net	(594)	581	2,901
Income (loss) before income taxes	87,001	(2,459)	31,356
Income tax expense (benefit)	22,752	(1,314)	8,734
Net income (loss)	$64,249	$(1,145)	$22,622
Basic earnings (loss) per share of Class A and Class B common stock	$2.10	$(0.04)	$0.77
Diluted earnings (loss) per share of Class A and Class B common stock	$2.06	$(0.04)	$0.76
Weighted average basic shares outstanding	30,560	29,697	29,533
Weighted average diluted shares outstanding	31,118	29,697	29,788
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Fiscal Years Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income (loss)	$64,249	$(1,145)	$22,622
Other comprehensive loss, net of tax:
Net change in unrealized losses on available-for-sale securities	(21)	(194)	(12)
Other comprehensive loss, net of tax	(21)	(194)	(12)
Comprehensive income (loss)	$64,228	$(1,339)	$22,610
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at February 2, 2019	21,642	7,844	$29	$149,737	$13,335	$226	$163,327
Net income	—	—	—	—	22,622	—	22,622
Dividends declared ($1.00 per share)	—	—	—	—	(29,677)	—	(29,677)
Class B common stock converted to Class A common stock	438	(438)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,136	—	—	2,136
Restricted stock	70	—	—	—	—	—	—
Exercise of stock options	181	—	1	1,589	—	—	1,590
Taxes paid in lieu of shares issued for share-based compensation	(8)	—	—	(85)	—	—	(85)
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(12)	(12)
Balance at February 1, 2020	22,323	7,406	30	153,377	6,280	214	159,901
Net loss	—	—	—	—	(1,145)	—	(1,145)
Class B common stock converted to Class A common stock	100	(100)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,036	—	—	2,036
Restricted stock	51	—	—	—	—	—	—
Exercise of stock options	3	—	—	24	—	—	24
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(194)	(194)
Balance at January 30, 2021	22,477	7,306	30	155,437	5,135	20	160,622
Net income	—	—	—	—	64,249	—	64,249
Dividends paid ($2.00 per share)	—	—	—	—	(61,630)	—	(61,630)
Share-based compensation expense	—	—	—	1,920	—	—	1,920
Restricted stock	20	—	—	—	—	—	—
Exercise of stock options	1,222	—	1	9,572	—	—	9,573
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(21)	(21)
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities
Net income (loss)	$64,249	$(1,145)	$22,622
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,836	19,055	20,948
Insurance proceeds from casualty loss	117	—	—
Share-based compensation expense	1,920	2,036	2,136
Impairment of assets	136	955	282
Loss on disposal of assets	74	87	908
Gain on sales and maturities of marketable securities	(132)	(714)	(1,660)
Deferred income taxes	503	(4,949)	(5,720)
Changes in operating assets and liabilities:
Receivables	4,023	96	3,204
Merchandise inventories	(10,064)	1,203	(1,092)
Prepaid expenses and other assets	(10,275)	(1,722)	557
Accounts payable	3,168	5,020	(4,227)
Accrued expenses	(10,194)	10,600	1,369
Accrued compensation and benefits	7,157	2,709	(1,740)
Operating lease liabilities	(7,008)	3,141	(3,730)
Deferred revenue	3,604	1,731	1,388
Other liabilities	(712)	794	1,189
Net cash provided by operating activities	63,402	38,897	36,434
Cash flows from investing activities
Purchase of property and equipment	(13,425)	(8,471)	(14,299)
Proceeds from sale of property and equipment	37	—	—
Insurance proceeds from casualty loss	29	—	—
Purchases of marketable securities	(162,321)	(80,896)	(126,526)
Proceeds from maturities of marketable securities	130,352	86,170	134,316
Net cash used in investing activities	(45,328)	(3,197)	(6,509)
Cash flows from financing activities
Proceeds from line of credit	—	23,675	—
Repayment of line of credit	—	(23,675)	—
Dividends paid	(61,630)	(29,677)	(29,453)
Proceeds from exercise of stock options	9,573	24	1,590
Taxes paid in lieu of shares issued for share-based compensation	—	—	(85)
Net cash used in financing activities	(52,057)	(29,653)	(27,948)
Change in cash and cash equivalents	(33,983)	6,047	1,977
Cash and cash equivalents, beginning of period	76,184	70,137	68,160
Cash and cash equivalents, end of period	$42,201	$76,184	$70,137
Supplemental disclosures of cash flow information
Interest paid	$1	$140	$13
Income taxes paid	$38,504	$1,034	$12,130
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,080	$2,503	$2,605
Operating lease liabilities arising from obtaining operating lease assets	$22,641	$14,290	$329,686
Operating lease liabilities arising from obtaining operating lease assets, related party	$11,980	$—	$19,739
Dividends declared	$—	$—	$29,677
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and we operated 241 stores in 33 states as of January 29, 2022. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
As used in these Notes to the Consolidated Financial Statements, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "we", "our", "us" and "Tillys" refer to Tilly's, Inc. and its subsidiary, WOJT.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively. Fiscal years 2021, 2020 and 2019 each included 52 weeks.
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
Impact of the COVID-19 Pandemic on our Business
As of January 29, 2022, the ongoing COVID-19 pandemic (the "pandemic") and the impacts therefrom have continued to adversely impact our business, financial condition and results of operations. As we have seen over the past two years, there remain many uncertainties about the pandemic, including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and potential emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, our storefront configurations and operations upon reopening, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.

Note 2: Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all short-term investments with an initial maturity of 90 days or less when purchased to be cash equivalents.

Marketable Securities
Marketable debt securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our accompanying Consolidated Balance Sheets, including those with maturity dates beyond twelve months, as they are available to support our current operational liquidity needs.
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $20.0 million, $20.6 million and $12.1 million in fiscal years 2021, 2020 and 2019, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Our management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $52.5 million, $46.5 million, and $53.3 million in fiscal year 2021, 2020, and 2019, respectively. As of the end of fiscal 2021 and 2020, total accrued markdowns on the balance sheet were $1.4 million and $1.1 million, respectively.
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 29, 2022 and January 30, 2021 was not material.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five to seven years. Furniture and fixtures are depreciated over five years. Computer software is depreciated over three years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. The cost of assets sold or retired and the related accumulated depreciation is removed from the accounts with any resulting gain or loss included in net (loss) income in the accompanying Consolidated Statements of Operations.
Repairs and maintenance costs are charged directly to expense as incurred. Major renewals, replacements and improvements that substantially extend the useful life of an asset are capitalized and depreciated.
Impairment of Long-Lived Assets
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of the assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, and operating lease assets, we consider the assets at each individual retail store to represent an asset group. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance. Refer to "Note 11: Fair Value Measurements", for further information.

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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. For fiscal years 2021, 2020 and 2019, shipping and handling fee revenue included in net sales was $5.8 million, $5.4 million, and $2.9 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of January 29, 2022 and January 30, 2021, our reserve for sales returns was $1.9 million and $1.4 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $11.2 million as of January 29, 2022 and $9.6 million as of January 30, 2021, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $17.2 million, $14.7 million and $18.9 million for fiscal years 2021, 2020, and 2019, respectively. For fiscal years 2021, 2020, and 2019, the opening gift card balances were $9.6 million, $9.3 million, and $8.7 million, respectively, of which $5.3 million, $5.0 million, and $5.5 million, respectively, were recognized as revenue during the period.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Retail stores	$609,744	$357,896	$520,843
E-commerce	165,950	173,433	98,457
Total net sales	$775,694	$531,329	$619,300

The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Mens	37%	36%	36%
Womens	26%	27%	24%
Accessories	16%	15%	18%
Footwear	11%	12%	12%
Boys	5%	5%	6%
Girls	4%	4%	4%
Outdoor	1%	1%	—%
Total net sales	100%	100%	100%
The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Third-party	70%	74%	75%
Proprietary	30%	26%	25%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the last purchase activity. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.9 million as of January 29, 2022 and $3.9 million as of January 30, 2021. The value of points redeemed through our loyalty program was $10.5 million, $6.5 million and $6.1 million during fiscal year 2021, 2020, and 2019, respectively. For fiscal years 2021, 2020 and 2019, the opening loyalty program balances were $3.9 million, $2.4 million, and $1.7 million, respectively, of which $3.5 million, $1.8 million, and $0.8 million, respectively, were recognized as revenue during the period.
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
◦costs associated with operating our distribution and fulfillment centers, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;
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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $24.5 million, $20.5 million and $15.9 million in fiscal years 2021, 2020 and 2019, respectively.
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
Earnings per Share
Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Refer to “Note 15: Earnings (Loss) Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. At January 29, 2022 and January 30, 2021, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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

Reclassifications of Prior Year Presentation
Certain prior year amounts on the Consolidated Balance Sheets, have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to prior year's Consolidated Balance Sheets for fiscal year ended January 30, 2021 to identify deferred tax assets of $11.9 million and the long-term portion of credit facility costs of $0.4 million. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.
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
Note 3: Marketable Securities
Marketable securities as of January 29, 2022 consisted of commercial paper classified as available-for-sale and fixed income securities, that we have the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, which approximates fair value, respectively. All of our marketable securities are less than one year from maturity.
The following table summarizes investments in marketable securities at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,235	$9	$(11)	$64,233
Fixed income securities	32,794	—	—	32,794
Total marketable securities	$97,029	$9	$(11)	$97,027
	January 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,928	$28	$(1)	$64,955
Total marketable securities	$64,928	$28	$(1)	$64,955

For fiscal years 2021, 2020 and 2019, we recognized gains on investments for commercial paper of $0.1 million, $0.6 million and $1.2 million, respectively, which matured during the period. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Operations.

Note 4: Receivables
At January 29, 2022 and January 30, 2021, receivables consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Credit and debit card receivables	$2,692	$2,816
Tenant allowances due from landlords	1,367	3,854
CARES Act employee retention credit	1,313	1,239
Other	1,333	815
Total receivables	$6,705	$8,724
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts.
For fiscal years 2021 and 2020, the allowance is zero. The year-end receivables are primarily collected within the following fiscal quarter.
Note 5: Prepaid Expenses and Other Current Assets
At January 29, 2022 and January 30, 2021, prepaid expenses and other current assets consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Prepaid income taxes	$9,756	$—
Prepaid insurance	2,585	1,984
Prepaid maintenance	1,896	1,366
Prepaid rent	1,406	2,015
Other	757	805
Total prepaid expenses and other current assets	$16,400	$6,170
Note 6: Property and Equipment
At January 29, 2022 and January 30, 2021, property and equipment consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Leasehold improvements	$150,239	$146,565
Furniture and fixtures	46,397	46,239
Computer hardware and software	41,414	38,286
Machinery and equipment	33,550	32,634
Vehicles	2,187	2,394
Construction in progress	3,615	4,805
Property and equipment, gross	277,402	270,923
Accumulated depreciation	(229,872)	(218,284)
Property and equipment, net	$47,530	$52,639
Depreciation expense related to property and equipment was $16.8 million, $19.1 million and $20.9 million in fiscal years 2021, 2020 and 2019, respectively.
Cash paid for capital expenditures during fiscal 2021, 2020 and 2019, was approximately $13.4 million, $8.5 million and $14.3 million, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $0.1 million, $1.0 million and $0.3 million in selling, general and administrative expenses in fiscal years 2021, 2020 and 2019, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.

Note 7: Accrued Expenses
At January 29, 2022 and January 30, 2021, accrued expenses consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued freight	$3,924	$4,752
Sales and use taxes payable	2,650	5,901
Merchandise returns	1,852	1,371
Accrued construction	1,080	2,495
Income taxes payable	—	6,526
Other	9,567	9,637
Total accrued expenses	$19,073	$30,682
Note 8: Line of Credit
On January 20, 2022, we entered into a senior unsecured credit agreement (the "Credit Agreement") and revolving line of credit note (the "Note") with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement replaced our previously existing asset-backed credit agreement (the “Prior Credit Agreement”), dated as of November 9, 2020, as amended, with the Bank, which had revolving commitments of up to $65.0 million, a sub-limit on letters of credit of $10.0 million and a sub-limit for swing-line loans of $7.5 million. The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. No borrowings were outstanding under the Prior Credit Agreement as of the closing date.
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $25.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. The Revolving Facility matures on January 20, 2024. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of the assets of our company.
The payment and performance in full of the obligations under the Credit Agreement are guaranteed by the Company pursuant to a continuing guaranty granted by the Company in favor of the Bank. The payment and performance of the Company’s obligations under the Guaranty are secured by a lien on, and pledge of, all of the equity interests owned by the Company.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to the daily simple Secured Overnight Financing Rate ("SOFR") plus 0.75%. Amounts available to be drawn under outstanding letters of credit accrue fees in an amount equal to 1.00% per annum. The unused portion of the Revolving Commitment is not subject to a commitment fee.
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants of types customary in a cash-flow-based lending facility, including financial covenants that require maintenance of (1) a ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expenses no greater than 4.00 to 1.00 and (2) a fixed charge coverage ratio of not less than 1.25 to 1.00 (calculation of which takes into account dividends, distributions, redemptions and repurchases of the equity interests of the Company only if the Company’s cash on hand, net of any amounts outstanding under the Credit Agreement, is less than $50.0 million after giving effect to such dividends, distributions, redemptions or repurchases).
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events with respect to the Company; actual or asserted invalidity of any of the loan documents; or a change of control of the Company.
In connection with the entry into the Credit Agreement, on January 20, 2022, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Bank (ii) a guaranty entered into by the Company, and (iii) a third party pledge agreement entered into by the Company in favor of the Bank. The security agreement, the guaranty and the pledge agreement replaced (i) the guaranty by the Company in favor of the Bank, dated November 9, 2020, and (ii) the security agreement dated as of November 9, 2020, among the Company and the Bank, which were both terminated concurrently with the termination of the Prior Credit Agreement.
As of January 29, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. The maximum borrowings permitted under the Prior Credit Agreement was equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base was equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the closing date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the closing date to the Credit Agreement.
The unused portion of the revolving commitment under the Prior Credit Agreement accrued a commitment fee, which ranged from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the revolving facility over the applicable fiscal quarter. Borrowings under the Prior Credit Agreement bear interest at a rate per annum that ranged from the LIBOR rate plus 2.0% to the LIBOR rate plus 2.25%, or the base rate plus 1.0% to the base rate plus 1.25%, based on the average daily borrowing capacity under the Prior Credit Agreement over the applicable fiscal quarter. We were allowed to elect to apply either the LIBOR rate or base rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the base rate shall apply.
Under the Prior Credit Agreement, we were subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the closing date, we were prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the closing date, we were allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Note 9: Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years in duration (subject to elective extensions) and provide for escalations in base rents. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
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
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. We incurred rent expense of $2.0 million, $2.0 million and $2.1 million in fiscal years 2021, 2020 and 2019, respectively.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.4 million in each of the fiscal years 2021, 2020 and 2019, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease expires on June 30, 2022. We expect to have a fully negotiated renewal completed in advance of this lease expiration.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. We incurred rent expense of $1.1 million, $0.9 million and $1.0 million in fiscal years 2021, 2020 and 2019, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease began on November 1, 2011 with a 10-year term ending on October 31, 2021. During October 2021, this lease was amended to extend the term for an additional period of 10 years and now terminates on October 31, 2031. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index.

The maturity of operating lease liabilities as of January 29, 2022 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total
2022	$3,434	$64,112	$67,546
2023	3,416	53,668	57,084
2024	3,543	43,297	46,840
2025	3,676	34,136	37,812
2026	3,814	22,698	26,512
Thereafter	9,768	46,818	56,586
Total minimum lease payments	27,651	264,729	292,380
Less: Interest	4,118	41,260	45,378
Present value of operating lease liabilities	$23,533	$223,469	$247,002

As of January 29, 2022, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $23.0 million.
Lease expense for fiscal years 2021, 2020 and 2019 was as follows (in thousands):

	January 29, 2022			January 30, 2021			February 1, 2020
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$60,343	$1,660	$62,003	$60,466	$1,623	$62,089	$62,166	$1,541	$63,707
Variable lease expense	18,078	28	18,106	16,301	1	$16,302	16,614	70	16,684
Total lease expense	$78,421	$1,688	$80,109	$76,767	$1,624	$78,391	$78,780	$1,611	$80,391

Supplemental lease information for the year ended January 29, 2022, January 30, 2021 and February 1, 2020 was as follows:

	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$69,210	$64,326	$65,458
Weighted average remaining lease term (in years)	5.65 years	5.66 years	6.17 years
Weighted average interest rate (1)	6.13%	6.52%	4.03%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification, in determining the present value of future minimum payments.

During the second quarter of fiscal 2021, we identified and corrected an immaterial error in our balance sheet whereby we previously presented our operating lease assets on a net basis rather than presenting any negative operating lease asset balances (due to lease incentives received) as a separate liability. As such, we have corrected the error as of January 30, 2021, by increasing operating lease assets by $2.0 million, and recording a separate liability of $2.0 million, which is presented within other liabilities (current portion, amount of $0.6 million) and other liabilities, noncurrent (noncurrent portion, amount of $1.4 million). Further, we have presented the corrected Statement of Cash Flows for fiscal 2020 and 2019, for which there was no net impact on net cash provided by operating activities.

Note 10: Commitments and Contingencies
Indemnifications, Commitments, and Guarantees
During the normal course of business, we have made certain indemnifications, commitments, and guarantees under which we may be required to make payments for certain transactions. These indemnifications include, but are not limited to, those given to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make, and their duration may be indefinite. We have not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying Consolidated Balance Sheets.
Purchase Obligations
At January 29, 2022, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $4.7 million, payable as follows: $3.2 million in fiscal 2022, $0.8 million in fiscal 2023, $0.5 million in fiscal 2024, $0.2 million in fiscal 2025 and $0.1 million in fiscal 2026.
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
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification, which we opposed. In October 2020, the court denied plaintiff's motion for class certification. In December 2020, the plaintiff filed a notice of appeal of the court's order denying her motion for class certification. In October 2021, the plaintiff filed a request for dismissal of her appeal, which the Court of Appeal granted with a remittitur to return the case to the trial court where the case would proceed only with respect to the plaintiff’s individual claims. In March 2022, the parties executed a settlement agreement which obligates the Plaintiff to dismiss the case with prejudice once customary terms are met, as a result we have established a loss provision of $0.2 million.
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
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2021, 2020 and 2019. Furthermore, as of January 29, 2022 and January 30, 2021, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 29, 2022			January 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$32,764	$—	$—	$67,115	$—	$—
Commercial paper	—	4,999	—	—	—	—
Marketable securities:
Commercial paper	$—	$64,233	$—	$—	$64,955	$—
(1) Excludes cash

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded a non-recurring, non-cash impairment charges of approximately $0.1 million, $1.0 million and $0.3 million in fiscal years 2021, 2020 and 2019, respectively, to write-

down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
	($ in thousands)
Carrying value of assets with impairment	$136	$955	$282
Fair value of assets impaired	$—	$—	$—
Number of stores tested for impairment	13	56	5
Number of stores with impairment	1	12	1
Note 12: Share-Based Compensation
The Tilly's, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (the "2012 Plan") authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 29, 2022, there were 2,300,365 shares available for future issuance under the 2012 Plan.
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
The following table summarizes our stock option activity for fiscal year 2021:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value(1)
				($ in thousands)
Outstanding at January 30, 2021	2,602,212	$8.19
Granted	523,700	$10.94
Exercised	(1,221,972)	$7.83
Forfeited	(301,729)	$9.19
Expired	(32,000)	$16.26
Outstanding at January 29, 2022	1,570,211	$9.02	7.5	$6,168
Exercisable at January 29, 2022	430,141	$10.94	4.7	$1,092

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $12.74 at January 29, 2022.
The total intrinsic value of options exercised in fiscal years 2021, 2020 and 2019 was $8.4 million, less than $0.1 million and $0.5 million, respectively.
The total fair value of options vested in fiscal years 2021, 2020 and 2019 was $1.4 million, $1.7 million and $1.8 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2021, 2020 and 2019 was $9.6 million, less than $0.1 million and $1.6 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2021, 2020 and 2019 was $2.3 million, $0.0 million and $0.1 million, respectively.
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We will issue shares of Class A common stock when the options are exercised. The fair values of stock options granted in fiscal years 2021, 2020 and 2019 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Weighted average grant-date fair value per option granted	$5.74	$2.23	$5.10
Expected option term (1)	5.4 years	5.3 years	5.0 years
Expected volatility factor (2)	59.9%	57.5%	53.8%
Risk-free interest rate (3)	0.9%	0.4%	2.1%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of January 29, 2022 and changes during fiscal year 2021 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 30, 2021	71,548	$6.71
Granted	19,988	$16.01
Vested	(46,072)	$6.95
Nonvested at January 29, 2022	45,464	$10.56
The weighted-average grant-date fair value of restricted stock granted during the years ended January 30, 2021 and February 1, 2020 was $6.28 and $7.77, respectively.
The total fair value of restricted stock vested was $0.7 million, $0.2 million and $0.5 million in fiscal years 2021, 2020 and 2019, respectively.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of goods sold	$193	$584	$482
Selling, general and administrative expenses	1,727	1,452	1,654
Total share-based compensation	1,920	2,036	2,136
Less: Income tax expense benefit	(239)	(537)	(565)
Total share-based compensation, net of tax	$1,681	$1,499	$1,571
During fiscal 2021, we identified and corrected an immaterial error in our "Note 12: Share-Based Compensation" footnote whereby we omitted the income tax expense benefit effect of share-based compensation in prior years. As such, we have presented the corrected prior year footnote disclosures herein the fiscal year ended January 29, 2022, for which there was a $0.5 million and $0.6 million income tax expense benefit effect in fiscal years ended January 30, 2021 and February 1, 2020, respectively.
At January 29, 2022, there was $3.8 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.6 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled, $0.9 million, $0, and $0.7 million in fiscal years 2021, 2020 and 2019, respectively.
Note 14: Income Taxes
The components of income tax expense for fiscal years 2021, 2020 and 2019 were as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$16,147	$2,279	$11,211
State	6,094	1,284	3,238
	22,241	3,563	14,449
Deferred:
Federal	709	(3,889)	(4,704)
State	(198)	(988)	(1,011)
	511	(4,877)	(5,715)
Total income tax (benefit) expense	$22,752	$(1,314)	$8,734
A reconciliation of income tax (benefit) expense to the amount computed at the federal statutory rate for fiscal years 2021, 2020 and 2019 is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Federal taxes at statutory rate	$18,270	$(516)	$6,585
State and local income taxes, net of federal benefit	4,480	(132)	1,759
Nondeductible executive compensation	660	—	—
Share-based compensation discrete items (1)	(828)	53	527
Tax credits	(137)	(166)	(87)
Return to provision adjustments	208	(582)	(8)
Other	99	29	(42)
Total income tax expense (benefit)	$22,752	$(1,314)	$8,734
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

Significant components of deferred tax assets and liabilities as of January 29, 2022 and January 30, 2021 were as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Lease liability	$64,754	$70,129
Compensation and benefits	2,829	536
Inventories	2,056	1,729
Accrued expenses	1,807	1,589
Share-based compensation	727	1,849
Deferred revenue	640	169
Other	570	636
Total deferred tax assets	73,383	76,637
Deferred tax liabilities:
Lease asset	(54,991)	(58,943)
Property and equipment	(5,746)	(4,843)
Prepaid expenses	(1,200)	(895)
Marketable securities	—	(7)
Total deferred tax liabilities	(61,937)	(64,688)
Net deferred tax asset	$11,446	$11,949
As of January 29, 2022 and January 30, 2021, there were no material federal and state net operating losses or tax credits carried forward.
Uncertain Tax Positions
As of January 29, 2022 and January 30, 2021, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2021, 2020 and 2019.
We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2018 through 2020 remain subject to examination for federal tax purposes and fiscal years 2017 through 2020 remain subject to examination in significant state tax jurisdictions.
Note 15: Earnings (Loss) Per Share
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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2021, 2020 and 2019 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income (loss)	$64,249	$(1,145)	$22,622

Weighted average basic shares outstanding	30,560	29,697	29,533
Dilutive effect of stock options and restricted stock	558	—	255
Weighted average shares for diluted earnings per share	31,118	29,697	29,788

Basic earnings (loss) per share of Class A and Class B common stock	$2.10	$(0.04)	$0.77
Diluted earnings (loss) per share of Class A and Class B common stock	$2.06	$(0.04)	$0.76
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Stock options	684	2,602	1,349
Restricted stock	—	72	—
Total	684	2,674	1,349
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In each of fiscal 2021, 2020 and 2019, our Board of Directors approved annual financial support for TLC of $200,000.
Note 17: Stockholders' Equity
On November 19, 2021, our Board of Directors declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on December 7, 2021, with payment of $30.9 million made on December 15, 2021.

On June 9, 2021, our Board of Directors declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on June 25, 2021, with payment of $30.7 million made on July 9, 2021.

On January 24, 2020, our Board of Directors declared a special cash dividend of $1.00 per share to all holders of record of issued and outstanding shares of both Class A and Class B common stock as of the close of business on February 12, 2020, with payment of $29.7 million made on February 26, 2020.

Note 18: Subsequent Events
Authorization of Share Repurchase Program
On March 14, 2022, our Board of Directors authorized a share repurchase program for up to 2,000,000 shares of the Company’s outstanding Class A common stock. This share repurchase program will be executed over twelve months through March 14, 2023 at the Company's discretion based on market characteristics.
Purchases of Class A common stock pursuant to this authority may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or by other means in accordance with federal securities laws, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company is not obligated to repurchase any specific number or amount of shares of Class A common stock, and it may modify, suspend or discontinue the program at any time. The Company will determine the timing and amount of repurchase in its discretion based on a variety of factors, such as the market price of the Company's Class A common stock, corporate requirements, general market economic conditions and legal requirements.
Through April 12, 2022, the Company repurchased an aggregate of 508,929 shares of its own Class A common stock for approximately $4.8 million in open market purchases at an average price of $9.3132 per share.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 30, 2021 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 29, 2022.
Our internal control over financial reporting as of January 29, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of January 29, 2022, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated April 13, 2022, expressed an unqualified opinion thereon.
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
April 13, 2022

Item 9B. Other Information
The information contained in the section entitled "Explanatory Note" and elsewhere in this Report with respect to the COVID-19 pandemic and our responses thereto are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 29, 2022 (the “2022 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2022 Proxy Statement.

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

10.12#	Offer Letter between Tilly's, Inc. and Edmond Thomas dated October 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.13#
Offer Letter between Tilly's, Inc. and Michael Henry dated May 12, 2015 entered into on May 19, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.14
Credit Agreement, dated January 20, 2022, by and among World of Jeans & Tops and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.15	Revolving Line of Credit Note, dated January 20, 2022, of Tilly's Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.16	Guaranty, dated January 20, 2022, of Tilly's Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.17
Security Agreement: Business Assets, dated January 20, 2022 of World of Jeans & Tops (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.18	Third Party Pledge Agreement, dated January 20, 2022 of Tilly's, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.19#	Promotion Letter between Tilly's, Inc. and Robert Goodwin dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on June 8, 2021)

10.20
Consent Agreement, dated June 8, 2021, between World of Jeans & Tops and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2021)

10.21
First Amendment to Lease between Amnet Holdings and World of Jeans & Tops, dated as of October 21, 2021 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2021)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2022 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021; (ii) Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.
+    Included on signature page

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2022.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on April 13, 2022.

Signature	Title

/s/ Edmond Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)
Edmond Thomas

/s/ Michael L. Henry	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael L. Henry

/s/ Hezy Shaked	Executive Chairman of the Board and Chief Strategy Officer
Hezy Shaked

/s/ Teresa Aragones	Director
Teresa Aragones

/s/ Erin Chin	Director
Erin Chin

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr

/s/ Bernard Zeichner	Director
Bernard Zeichner