Form 10-Q
period 2022-04-30
TILLY'S, INC.
filed 2022-06-09
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 3, 2022, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,736,122
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended April 30, 2022

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of the COVID-19 pandemic generally and on our operations, future financial or operational results, including with respect to our ability to keep stores open and e-commerce operational, cash and liquidity management, expense management, our ability to reduce costs, and our ability to procure sufficient quantities of inventory in line with our sales plans, or to effectively manage inventory levels on an ongoing basis relative to net sales performance and changing market conditions, particularly in light of ongoing supply chain disruptions that have significantly altered historical product flows both in terms of timing and amount of inventory available;
•the impacts of inflation on consumer spending generally and on our operating results and financial condition;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$59,954	$42,201	$81,015
Marketable securities	50,997	97,027	76,633
Receivables	8,209	6,705	9,701
Merchandise inventories	74,112	65,645	65,341
Prepaid expenses and other current assets	14,769	16,400	4,591
Total current assets	208,041	227,978	237,281
Operating lease assets	218,163	216,508	222,209
Property and equipment, net	46,606	47,530	54,139
Deferred tax assets	11,594	11,446	11,664
Other assets	1,253	1,361	1,231
TOTAL ASSETS	$485,657	$504,823	$526,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,193	$28,144	$35,860
Accrued expenses	16,741	19,073	29,110
Deferred revenue	15,150	17,096	12,913
Accrued compensation and benefits	8,707	17,056	14,489
Current portion of operating lease liabilities	51,237	51,504	51,231
Current portion of operating lease liabilities, related party	2,483	2,533	2,402
Other liabilities	674	761	763
Total current liabilities	122,185	136,167	146,768
Noncurrent portion of operating lease liabilities	174,301	171,965	192,345
Noncurrent portion of operating lease liabilities, related party	20,364	21,000	11,282
Other liabilities	872	978	1,528
Total long-term liabilities	195,537	193,943	205,155
Total liabilities	317,722	330,110	351,923
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,832, 23,719 and 22,837 shares issued and outstanding, respectively	23	24	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	167,512	166,929	158,454
Retained earnings	391	7,754	16,094
Accumulated other comprehensive income (loss)	2	(1)	23
Total stockholders’ equity	167,935	174,713	174,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$485,657	$504,823	$526,524

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$145,775	$163,157

Cost of goods sold (includes buying, distribution, and occupancy costs)	101,100	107,616
Rent expense, related party	860	702
Total cost of goods sold (includes buying, distribution, and occupancy costs)	101,960	108,318
Gross profit	43,815	54,839

Selling, general and administrative expenses	42,574	39,832
Rent expense, related party	133	133
Total selling, general, and administrative expenses	42,707	39,965

Operating income	1,108	14,874
Other income (expense), net	4	(115)
Income before income taxes	1,112	14,759
Income tax expense	299	3,800
Net income	$813	$10,959
Basic earnings per share of Class A and Class B common stock	$0.03	$0.37
Diluted earnings per share of Class A and Class B common stock	$0.03	$0.36
Weighted average basic shares outstanding	30,762	29,878
Weighted average diluted shares outstanding	31,046	30,529
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$813	$10,959
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	3	3
Other comprehensive income, net of tax	3	3
Comprehensive income	$816	$10,962
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	813	—	813
Share-based compensation expense	—	—	—	563	—	—	563
Employee stock option exercises	5	—	—	20	—	—	20
Repurchase of common stock	(892)	—	(1)	—	(8,176)	—	(8,177)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	3	3
Balance at April 30, 2022	22,832	7,306	$30	$167,512	$391	$2	$167,935

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	10,959	—	10,959
Share-based compensation expense	—	—	—	366	—	—	366
Employee stock option exercises	360	—	—	2,651	—	—	2,651
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	3	3
Balance at May 1, 2021	22,837	7,306	$30	$158,454	$16,094	$23	$174,601

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$813	$10,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,508	4,324
Insurance proceeds from casualty loss	—	117
Share-based compensation expense	563	366
Impairment of assets	13	—
Loss on disposal of assets	43	62
Gain on sales and maturities of marketable securities	(26)	(29)
Deferred income taxes	(150)	285
Changes in operating assets and liabilities:
Receivables	(356)	250
Merchandise inventories	(8,467)	(9,760)
Prepaid expenses and other current assets	1,667	1,615
Accounts payable	(955)	10,617
Accrued expenses	(2,357)	(1,745)
Accrued compensation and benefits	(8,349)	4,590
Operating lease liabilities	(1,361)	(2,103)
Deferred revenue	(1,946)	(579)
Other liabilities	(193)	308
Net cash (used in) provided by operating activities	(17,553)	19,277

Cash flows from investing activities:
Purchases of property and equipment	(2,598)	(5,492)
Proceeds from sale of property and equipment	—	10
Insurance proceeds from casualty loss	—	29
Purchases of marketable securities	(4,967)	(36,644)
Proceeds from marketable securities	51,028	25,000
Net cash provided by (used in) investing activities	43,463	(17,097)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	2,651
Share repurchases	(8,177)	—
Net cash (used in) provided by financing activities	(8,157)	2,651

Increase in cash and cash equivalents	17,753	4,831
Cash and cash equivalents, beginning of period	42,201	76,184
Cash and cash equivalents, end of period	$59,954	$81,015
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes (refunded) paid	$(58)	$3,683
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,108	$2,936
Operating lease liabilities arising from obtaining operating lease assets	$14,818	$4,621
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 241 stores, in 33 states as of April 30, 2022. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
The consolidated financial statements include the accounts of Tilly's, Inc. and WOJT. All intercompany accounts and transactions have been eliminated in consolidation.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen week period ended April 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 ("fiscal 2021").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2022 refer to the fiscal year ending January 28, 2023. References to the fiscal quarters or first three months ended April 30, 2022 and May 1, 2021 refer to the thirteen week period ended as of those dates, respectively.
Impact of the COVID-19 Pandemic on our Business
As of April 30, 2022, the ongoing COVID-19 pandemic (the "pandemic") and the impacts therefrom have continued to adversely impact our business, financial condition and results of operations. As we have seen over the past two years, there remain many uncertainties about the pandemic, including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.

Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Retail stores	$117,482	$127,675
E-commerce	28,293	35,482
Total net sales	$145,775	$163,157
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Mens	35%	36%
Womens	29%	29%
Accessories	15%	14%
Footwear	12%	12%
Boys	4%	4%
Girls	4%	4%
Hardgoods/Outdoor	1%	1%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Third-party	68%	71%
Proprietary	32%	29%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of April 30, 2022, January 29, 2022 and May 1, 2021, our reserve for sales returns was $2.1 million, $1.9 million and $2.2 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift cards, the balance of which was $9.8 million, $11.2 million and $8.4 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed, which we refer to as gift card breakage. Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Total revenue recognized from gift cards was $4.0 million and $3.8 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

For the thirteen weeks ended April 30, 2022 and May 1, 2021, the opening gift card balance was $11.2 million and $9.6 million, respectively, of which $2.6 million and $2.3 million respectively, was recognized as revenue during the respective periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the thirteen weeks ended April 30, 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the thirteen weeks ended April 30, 2022. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.4 million, $5.9 million and $4.5 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively. The value of points redeemed through our loyalty program was $2.1 million for each of the thirteen week periods ended April 30, 2022 and May 1, 2021. For the thirteen week periods ended April 30, 2022 and May 1, 2021, the opening loyalty program balance was $5.9 million and $3.9 million, respectively, of which $2.0 million and $0.9 million, respectively, was recognized as revenue during the respective periods.
Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years in duration (subject to elective extensions) and provide for escalations in base rents. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis. Contingent rent, determined based on a percentage of net sales in excess of specified levels, is recognized as rent expense when the achievement of those specified net sales is probable.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen week periods ended April 30, 2022 and May 1, 2021, we incurred rent expense of $0.5 million related to this lease. Our lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen week periods ended April 30, 2022 and May 1, 2021, we incurred rent expense of $0.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and terminates on June 30, 2022. We expect to have a fully negotiated renewal completed in advance of this lease expiration.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen week period ended April 30, 2022, we incurred rent expense of $0.4 million related to this lease. During the thirteen week period ended May 1, 2021, we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 with a 10-year term ending on October 31, 2021. During October 2021, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index and now terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. The lease term is for 5 years and terminates January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.

The maturity of operating lease liabilities and sublease income as of April 30, 2022 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2022	$2,513	$49,271	$51,784	$65
2023	3,416	56,231	59,647	90
2024	3,543	45,717	49,260	95
2025	3,676	36,402	40,078	99
2026	3,814	25,000	28,814	104
Thereafter	9,768	54,681	64,449	—
Total minimum lease payments	26,730	267,302	294,032	453
Less: Amount representing interest	3,883	41,764	45,647	—
Present value of operating lease liabilities	$22,847	$225,538	$248,385	$453

As of April 30, 2022, additional operating lease contracts that have not yet commenced are approximately $10.7 million. Further, additional operating lease contracts and modifications executed prior to the filing date of this Quarterly Report were immaterial.

Lease expense for the thirteen week period ended April 30, 2022 and May 1, 2021 was as follows (in thousands):

	Thirteen Weeks Ended April 30, 2022			Thirteen Weeks Ended May 1, 2021
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,275	$321	$15,596	$15,311	$316	$15,627
Variable lease expense (benefit)	3,786	14	$3,800	3,899	(11)	3,888
Total lease expense	$19,061	$335	$19,397	$19,210	$305	$19,515

For the thirteen weeks ended May 1, 2021, we corrected an immaterial error of $94 thousand, which consisted solely of a reclassification of fixed operating lease expense from SG&A to Cost of goods sold, on the table above.
Supplemental lease information for the thirteen weeks ended April 30, 2022 and May 1, 2021 was as follows:

	Thirteen Weeks Ended April 30, 2022	Thirteen Weeks Ended May 1, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$17,166	$17,168
Weighted average remaining lease term (in years)	5.7 years	5.6 years
Weighted average interest rate (1)	6.08%	6.49%
(1) Since our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.

During the second quarter of fiscal 2021, we identified and corrected an immaterial error in our balance sheets whereby we previously presented our operating lease assets on a net basis rather than presenting any negative operating lease asset balances as a separate operating lease liability. As such, we have presented the corrected balances herein as of May 1, 2021, for which there was a $2.3 million gross-up of both operating lease assets and operating lease liabilities which is presented within other liabilities (current portion, in an amount of $0.8 million) and other liabilities (noncurrent portion, in an amount of $1.5 million). Further, we have presented the corrected Statement of Cash Flows for the thirteen weeks ended May 1, 2021 for which there was no net impact on net cash provided by operating activities.
Common Stock Share Repurchases
We may repurchase shares of our common stock from time to time pursuant to authorizations approved by our Board of Directors. As permitted under Delaware corporation law, shares repurchased are retired and, accordingly, are not presented separately as treasury stock in the consolidated financial statements. Instead, the value of repurchased shares is deducted from retained earnings.
Income Taxes
Our income tax expense was $0.3 million, or 26.9% of pre-tax income, compared to an income tax expense of $3.8 million, or 25.7% of pre-tax income, for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.
Reclassifications of Prior Year Presentation
Certain prior year amounts on the Consolidated Balance Sheets, have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to last year's Consolidated Balance Sheet for the quarter ended May 1, 2021 to identify deferred tax assets of $11.7 million and the long-term portion of credit facility costs of $0.4 million. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.
New Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2016-13 will become effective for us in the first quarter of fiscal 2023, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
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

Note 3: Marketable Securities
Marketable securities as of April 30, 2022 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at April 30, 2022, January 29, 2022 and May 1, 2021 (in thousands):

	April 30, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,921	$19	$(19)	$39,921
Fixed income securities	11,076	—	—	11,076
Total marketable securities	$50,997	$19	$(19)	$50,997

	January 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,235	$9	$(11)	$64,233
Fixed income securities	32,794	—	—	32,794
Total marketable securities	$97,029	$9	$(11)	$97,027

	May 1, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$69,938	$32	$(1)	$69,969
Fixed income securities	6,664	—	—	6,664
Total marketable securities	$76,602	$32	$(1)	$76,633
We recognized gains on investments for commercial paper that matured during the thirteen week periods ended April 30, 2022 and May 1, 2021. Upon recognition of the gains, we reclassified these amounts out of Accumulated Other Comprehensive Income and into “Other income (expense), net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Gains on investments	$25	$29
Note 4: Credit Agreement
New Credit Agreement
On January 20, 2022, we entered into a senior secured credit agreement (the "Credit Agreement") and revolving line of credit note (the "Note") with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $25.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. The Revolving Facility matures on January 20, 2024. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of the assets of our company.
The payment and performance in full of the obligations under the Credit Agreement are guaranteed by the Company pursuant to a continuing guaranty (the "Guaranty") granted by the Company in favor of the Bank. The payment and performance of the

Company’s obligations under the Guaranty are secured by a lien on, and pledge of, all of the equity interests owned by the Company.
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
As of April 30, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
Prior Credit Agreement
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
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. The maximum borrowings permitted under the Prior Credit Agreement was equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base was equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the date the Prior Credit Agreement was terminated, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on such date to the Credit Agreement.
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

Note 5: Commitments and Contingencies
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. Although the case did not settle at the mediation, the parties have agreed to continue their settlement discussions with the assistance of the mediator. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify us for all of our losses and expenses incurred in connection with this matter. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to this matter.
Skylar Ward, on behalf of herself and all others similarly situated, v. Tilly’s, Inc., Superior Court of California, County of Los Angeles, Case No. BC595405. In September 2015, the plaintiff filed a putative class action lawsuit against us alleging, among other things, various violations of California's wage and hour laws. The complaint sought class certification, unspecified damages, unpaid wages, penalties, restitution, and attorneys' fees. In June 2016, the court granted our demurrer to the plaintiff's complaint on the grounds that the plaintiff failed to state a cause of action against us. Specifically, the court agreed with us that the plaintiff's cause of action for reporting-time pay fails as a matter of law as the plaintiff and other putative class members did not "report for work" with respect to certain shifts on which the plaintiff's claims are based. In November 2016, the court entered a written order sustaining our demurrer to the plaintiff's complaint and dismissing all of plaintiff’s causes of action with prejudice. In January 2017, the plaintiff filed an appeal of the order to the California Court of Appeal. In February 2019, the Court of Appeal issued an opinion overturning the trial court’s decision, holding that the plaintiff’s allegations stated a claim. In March 2019, we filed a petition for review with the California Supreme Court seeking its discretionary review of the Court of Appeal’s decision. The California Supreme Court declined to review the Court of Appeal’s decision. Since the case was remanded back to the trial court, the parties have been engaged in discovery. In March 2020, the plaintiff filed a motion for class certification, which we opposed. In October 2020, the court denied plaintiff's motion for class certification. In December 2020, the plaintiff filed a notice of appeal of the court's order denying her motion for class certification. In October 2021, the plaintiff filed a request for dismissal of her appeal, which the Court of Appeal granted with a remittitur to return the case to the trial court where the case would proceed only with respect to the plaintiff’s individual claims. In March 2022, the parties executed a settlement agreement and in April 2022 the Company paid the settlement amount, which was originally accrued for during the fourth quarter of fiscal 2021. On May 11, 2022, the Court dismissed the case with prejudice.

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
During the thirteen week period ended April 30, 2022 and May 1, 2021, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of April 30, 2022, January 29, 2022 and May 1, 2021, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	April 30, 2022			January 29, 2022			May 1, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$51,843	$—	$—	$32,764	$—	$—	$70,477	$—	$—
Commercial paper	$—	$4,995	$—	$—	$4,999	$—	$—	$—	$—
Marketable securities:
Commercial paper	$—	$39,921	$—	$—	64,233	$—	$—	69,969	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of approximately $13.4 thousand in the period ending April 30, 2022, to write-down the carrying value of certain long-lived store assets to their estimated fair values. There were no such impairment charges in the period ended May, 1, 2021.

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	($ in thousands)
Carrying value of assets with impairment	$13	$—
Fair value of assets impaired	$—	$—
Number of stores tested for impairment	2	9
Number of stores with impairment	1	—

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of April 30, 2022, there were 1,797,665 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirteen weeks ended April 30, 2022 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 29, 2022	1,570,211	$9.02
Granted	502,500	$9.45
Exercised	(4,750)	$4.13
Forfeited	(2,000)	$9.45
Expired	—	$—
Outstanding at April 30, 2022	2,065,961	$9.14	7.9	$2,231
Exercisable at April 30, 2022	815,761	$9.84	6.0	$853
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $8.82 at April 30, 2022.
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

The fair values of stock options granted during the thirteen weeks ended April 30, 2022 and May 1, 2021 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Weighted average grant-date fair value per option granted	$4.98	$5.64
Expected option term (1)	5.2 years	5.4 years
Weighted average expected volatility factor (2)	58.6%	59.9%
Weighted average risk-free interest rate (3)	2.3%	0.9%
Expected annual dividend yield (4)	—%	—%
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
Restricted Stock Awards
Restricted stock awards ("RSAs") represent restricted shares issued upon the date of grant in which the recipient's rights in the stock are restricted until the shares are vested, whereas restricted stock units ("RSUs") represent shares issuable in the future upon vesting. Under the 2012 Plan, we grant RSAs to independent members of our Board of Directors and RSUs to certain employees. RSAs granted to Board members vest at a rate of 50% on each of the first two anniversaries of the grant date provided that the respective award recipient continues to serve on our Board of Directors through each of those vesting dates. The RSUs granted to certain employees vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the respective recipient continues to be employed by us through each of those vesting dates. We determine the fair value of restricted stock underlying the RSAs and RSUs based upon the closing price of our Class A common stock on the date of grant.
The following table summarizes the status of RSAs as of April 30, 2022 and January 29, 2022:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at April 30, 2022 and January 29, 2022	45,464	$10.56
There were no RSAs granted, vested, or forfeited during the thirteen weeks ended April 30, 2022.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cost of goods sold (1)	$89	$(38)
Selling, general, and administrative	474	404
Total share-based compensation	$563	$366
(1)Share-based compensation expense for the thirteen weeks ended May 1, 2021 includes forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At April 30, 2022, there was $5.7 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 3.0 years.

Note 8: Earnings Per Share
Earnings per share is computed under the provisions of ASC 260, Earnings Per Share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock (i.e., in-the-money outstanding stock options as well as RSAs) outstanding during the period using the treasury stock method, whereby proceeds from such exercise, unamortized compensation and hypothetical excess tax benefits, if any, on share-based awards are assumed to be used by us to purchase shares of common stock at the average market price during the period.
The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$813	$10,959
Weighted average basic shares outstanding	30,762	29,878
Dilutive effect of in-the-money stock options and RSAs	284	651
Weighted average shares for diluted earnings per share	31,046	30,529
Basic earnings per share of Class A and Class B common stock	$0.03	$0.37
Diluted earnings per share of Class A and Class B common stock	$0.03	$0.36

The following stock options have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Stock options	1,445	1,204
Note 9: Share Repurchase Program
On March 14, 2022 we announced that our Board of Directors had authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 2,000,000 million shares of our Class A common stock through, March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades, or by any other means in accordance with federal securities laws. For the quarter ended April 30, 2022, we repurchased 892,033 shares at a weighted average price of $9.14 per share for a total of $8.2 million under the program. At April 30, 2022, the remaining repurchase authorization totaled 1,107,967 shares.
During May 2022, we repurchased an additional 95,394 shares at a weighted average price of $8.76 per share for a total of $0.8 million. Since the inception of the repurchase program, we have repurchased 987,427 shares at a weighted average price of $9.10 per share for a total of $9.0 million. The remaining repurchase authorization as of the date of this filing was 1,012,573 shares.
We are not obligated to repurchase any specific number or amount of shares of Class A common stock pursuant to the Program, and we may modify, suspend or discontinue the Program at any time. We will determine the timing and amount of repurchased shares, if any, in our discretion based on a variety of factors, such as the market price of our Class A common stock, corporate requirements, general market economic conditions, and applicable legal requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. As used in this Quarterly Report on Form 10-Q, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of April 30, 2022, we operated 241 stores in 33 states, averaging approximately 7,300 square feet per store, compared to 238 total stores last year at this time. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Ongoing Impacts of the COVID-19 Pandemic
Economic Impacts. The impacts of the COVID-19 pandemic (the "pandemic") have had, and continue to have, a material effect on our business, financial condition and results of operations, as well as on the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, particularly related to broader economic conditions that result in significant part from the pandemic. Further, we believe our operating results for fiscal 2021 were significantly aided by the considerable pent-up consumer demand exiting 2020 pandemic restrictions and the impact of federal stimulus payments. Additionally, the factors noted below have had, and are expected to continue to have, an adverse impact on our operating results during fiscal 2021. As a result, we expect our operating results for fiscal 2022 will remain well below fiscal 2021 levels for each quarter of the fiscal year.
Inflationary Cost Pressures. As of the date of this filing, the pandemic and resulting supply chain disruptions, as well as certain geo-political matters, have resulted in significant price increases for the merchandise we purchase for sale to our customers as well as for gasoline, food and other consumables across the economy. We believe that these price increases have had, and will likely continue to have, a negative impact on consumer behavior and, by extension, our results of operations and financial condition during fiscal 2022.
Supply Chain Disruptions. We source a significant portion of our merchandise assortment from third parties who manufacture their products in countries that have experienced widespread issues with the pandemic, thereby significantly impacting the global supply chain for merchandise inventories. Disruptions in the global transportation network remain prevalent, particularly in certain Southern California receiving ports which handle a significant portion of United States merchandise imports. These issues are resulting in shipping delays and increased shipping costs throughout the retail industry, including for us. Any untimely delivery of merchandise could have a negative impact on our ability to serve our customers with the specific merchandise they want in the quantities they wish to purchase in a timely manner, thereby potentially resulting in lost sales or increased markdowns to move through excess seasonal inventories that were delivered late. These supply chain issues, and the media attention surrounding them, had an impact on consumer shopping patterns during the fiscal 2021 holiday season and may do so again to some extent, and have caused us to adjust our merchandise planning, allocation and pricing strategies from historical practices, among other impacts. We have been monitoring the situation very closely and have been in frequent contact with our key brand partners to assess delivery delays on a continuous basis. However, we are unable to predict the specific effects these factors will have on our fiscal 2022 net sales, results of operations, and our inventory position at any point in time during fiscal 2022.
Labor Challenges and Wage Inflation. The pandemic and the resulting factors above have also created challenges related to the availability of sufficient labor from time to time, and have caused a significant increase in the competition for labor among consumer facing companies. This competition for labor has driven significant increases in wages beyond government-mandated increases in minimum wages in order to compete for sufficient labor availability and/or to prevent the loss of existing workforce in our stores, distribution centers and corporate offices. We expect these pressures to continue throughout fiscal 2022.
Operational Impacts. As of the date of filing this Report, there remain many uncertainties regarding the ongoing pandemic, including its anticipated duration and severity. In addition to the economic impacts on the Company, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our corporate, distribution center and store operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, and our people, which have materially disrupted our business. With the continued challenges posed by the pandemic, we may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, and operational challenges posted by the inability of our suppliers and service providers to deliver materials and services on a timely basis, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.
Fiscal 2022 New Store Openings and Capital Expenditure Plans
During fiscal 2022, we currently plan to open approximately 9 to 12 new stores within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We expect our total capital expenditures for fiscal 2022 to be in the range of approximately $23 million to $25 million, inclusive of our new store plans, investments in website and mobile app upgrades, distribution efficiencies, and other information technology infrastructure investments.
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
Comparable Store Net Sales
Comparable store net sales is a measure that indicates the change in year-over-year comparable store net sales which allows us to evaluate how our store base (including our e-commerce platform) is performing. Numerous factors affect our comparable store sales, including:

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
Our comparable store sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-commerce platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this Report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Statements of Operations Data:
Net sales	$145,775	$163,157
Cost of goods sold	101,100	107,616
Rent expense, related party	860	702
Total cost of goods sold	101,960	108,318
Gross profit	43,815	54,839
Selling, general and administrative expenses	42,574	39,832
Rent expense, related party	133	133
Total selling, general and administrative expenses	42,707	39,965
Operating income	1,108	14,874
Other income (expense), net	4	(115)
Income before income taxes	1,112	14,759
Income tax expense	299	3,800
Net income	$813	$10,959

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.4%	66.0%
Rent expense, related party	0.6%	0.4%
Total cost of goods sold	69.9%	66.4%
Gross profit	30.1%	33.6%
Selling, general and administrative expenses	29.2%	24.4%
Rent expense, related party	0.1%	0.1%
Total selling, general and administrative expenses	29.3%	24.5%
Operating income	0.8%	9.1%
Other income (expense), net	0.0%	(0.1)%
Income before income taxes	0.8%	9.0%
Income tax expense	0.2%	2.3%
Net income	0.6%	6.7%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating Data:
Stores operating at end of period	241	238
Comparable store net sales change (1)	(13.0)%	7.5%
Total square feet at end of period (in '000s)	1,764	1,753
Average net sales per physical store (in '000s) (2)	$487	$535
Average net sales per square foot (2)	$66	$73
E-commerce revenues (in '000s) (3)	$28,293	$35,482
E-commerce revenues as a percentage of net sales	19.4%	21.7%
(1)Our comparable store net sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-commerce platform as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease or shopping. Comparable store net sales exclude gift card breakage income, and e-commerce shipping and handling fee revenue.
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
First Quarter (13 Weeks) Ended April 30, 2022 Compared to First Quarter (13 Weeks) Ended May 1, 2021
Net Sales
Total net sales were $145.8 million, a decrease of $(17.4), or (10.7)%, compared to a Company first quarter record of $163.2 million last year, primarily due to the impacts of the pent-up customer demand following the winding down of 2020 pandemic restrictions and the pandemic-related federal stimulus payments on last year's results as well as the highly inflationary environment that has developed during fiscal 2022.
•Net sales from physical stores were $117.5 million, a decrease of $(10.2) million or (8.0)%, compared to $127.7 million last year. Net sales from stores represented 80.6% of total net sales compared to 78.3% of total net sales last year. The Company ended the first quarter with 241 total stores compared to 238 total stores at the end of the first quarter last year.
•Net sales from e-commerce were $28.3 million, a decrease of $(7.2) million or (20.3)%, compared to $35.5 million last year. E-commerce net sales represented 19.4% of total net sales compared to 21.7% of total net sales last year.
Gross Profit
Gross profit was $43.8 million, or 30.1% of net sales, compared to $54.8 million, or 33.6% of net sales, last year. Buying, distribution and occupancy costs deleveraged by 190 basis points collectively, despite decreasing by $(1.0) million in total due to carrying these costs against a lower level of net sales this year compared to last year. Product margins declined by 160 basis points versus last year due to a more normalized markdown rate compared to last year when full price selling was at record levels.
Selling, General and Administrative Expenses
SG&A expenses were $42.7 million or 29.3% of net sales, compared to $40.0 million, or 24.5% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.8%	$2.0	Increase in store payroll and related benefits primarily due to wage inflation (our average rate per store payroll hour increased by 6.5% over last year's first quarter).
1.0%	1.6	Credit from the reversal of a disputed California sales tax assessment in last year's first quarter.
(1.0)%	(1.6)	Decrease in corporate bonus expense due to lack of a bonus accrual in fiscal 2022.
2.0%	0.7	Net change in all other SG&A expenses.
4.8%	$2.7	Total
Operating Income
Operating income was $1.1 million, or 0.8% of net sales, compared to $14.9 million, or 9.1% of net sales, last year due to the combined impacts of the factors noted above.
Income Tax Expense
Income tax expense was $0.3 million, or 26.9% of pre-tax income, compared to $3.8 million, or 25.7% of pre-tax income, last year.
Net Income and Income Per Diluted Share
Net income was $0.8 million, or $0.03 per diluted share, compared to a Company first quarter record of $11.0 million, or $0.36 per diluted share, last year due to the combined impacts of the factors noted above.
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
Working Capital
Working capital at April 30, 2022, was $85.9 million compared to $91.8 million at January 29, 2022, a decrease of $(6.0) million. The changes in our working capital during the first quarter of fiscal 2022 were as follows:

$ millions	Description
$91.8	Working capital at January 29, 2022
9.4	Increase in merchandise inventories, net of accounts payable.
(8.2)	Repurchase of shares under our share repurchase program.
(7.1)	Other net decreases.
$85.9	Working capital at April 30, 2022
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks ended April 30, 2022 compared to the thirteen weeks ended May 1, 2021 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net cash (used in) provided by operating activities	$(17,553)	$19,277
Net cash provided by (used in) investing activities	43,463	(17,097)
Net cash (used in) provided by financing activities	(8,157)	2,651
Net increase in cash and cash equivalents	$17,753	$4,831
Net Cash (Used in) Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based expense, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash used in operating activities was $(17.6) million this year compared to net cash provided of $19.3 million last year. The $(36.8) million decrease in cash provided by operating activities was primarily due to lower net sales in fiscal 2022 compared to record net sales in fiscal 2021. The net sales decline was primarily due to the impacts of pent-up customer demand following the winding down of the 2020 pandemic restrictions and the pandemic-related federal stimulus payments on fiscal 2021 operations, coupled with the negative impact of a highly inflationary consumer environment in fiscal 2022.
Net Cash Provided by (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $43.5 million this year compared to $(17.1) million in net cash used last year. Net cash provided by investing activities in the first quarter of fiscal 2022 consisted of maturities of marketable securities of $51.0 million, partially offset by the purchases of marketable securities of $5.0 million and capital expenditures totaling $2.6 million. Net cash used in investing activities during the first quarter of fiscal 2021 consisted of purchases of marketable securities of $36.6 million and capital expenditures totaling $5.5 million, partially offset by proceeds from the maturities of marketable securities of $25.0 million.
Net Cash (Used in) Provided by Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation, share repurchases, and proceeds from employee exercises of stock options.
Net cash used in financing activities was $(8.2) million this year compared to net cash provided of $2.7 million last year. Financing activities in the first quarter of fiscal 2022 consisted of cash used to repurchase shares of our common stock of $8.2 million, partially offset by proceeds from the exercise of stock options of $20 thousand. Financing activities in the first quarter of fiscal 2021 consisted of proceeds from the exercise of stock options of $2.7 million.
Credit Agreement
New Credit Agreement
On January 20, 2022, we entered into a senior secured credit agreement (the "Credit Agreement") and revolving line of credit note (the "Note") with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $25.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. The Revolving Facility matures on January 20, 2024. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of the assets of our company.
The payment and performance in full of the obligations under the Credit Agreement are guaranteed by the Company pursuant to a continuing guaranty (the "Guaranty") granted by the Company in favor of the Bank. The payment and performance of the Company’s obligations under the Guaranty are secured by a lien on, and pledge of, all of the equity interests owned by the Company.
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
As of April 30, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
Prior Credit Agreement
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
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. The maximum borrowings permitted under the Prior Credit Agreement was equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base was equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the date the Prior Credit Agreement was terminated, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on such date to the Credit Agreement.

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
Contractual Obligations
As of April 30, 2022, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. As noted elsewhere in this Report, the COVID-19 pandemic has had significant impacts on our business and the economy generally, making estimates and assumptions about future events far more difficult, if not impossible. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of April 30, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a detailed discussion of the risks that affect our business.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 8, 2022
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 8, 2022
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)