Form 10-Q
period 2022-07-30
TILLY'S, INC.
filed 2022-09-06
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 2, 2022, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,804,614
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended July 30, 2022

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$85,510	$42,201	$81,894
Marketable securities	30,874	97,027	66,644
Receivables	14,635	6,705	13,143
Merchandise inventories	89,295	65,645	86,853
Prepaid expenses and other current assets	13,775	16,400	7,506
Total current assets	234,089	227,978	256,040
Operating lease assets	221,114	216,508	216,046
Property and equipment, net	49,178	47,530	51,172
Deferred tax assets	11,526	11,446	10,487
Other assets	1,581	1,361	1,418
TOTAL ASSETS	$517,488	$504,823	$535,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,942	$28,144	$59,053
Accrued expenses	23,506	19,073	23,898
Deferred revenue	14,312	17,096	13,040
Accrued compensation and benefits	7,445	17,056	16,567
Current portion of operating lease liabilities	51,007	51,504	50,916
Current portion of operating lease liabilities, related party	2,705	2,533	2,106
Other liabilities	727	761	948
Total current liabilities	147,644	136,167	166,528
Noncurrent portion of operating lease liabilities	173,916	171,965	185,179
Noncurrent portion of operating lease liabilities, related party	23,842	21,000	10,839
Other liabilities	518	978	1,385
Total long-term liabilities	198,276	193,943	197,403
Total liabilities	345,920	330,110	363,931
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,805, 23,719 and 23,651 shares issued and outstanding, respectively	23	24	24
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	168,120	166,929	165,407
Retained earnings	3,372	7,754	5,782
Accumulated other comprehensive income (loss)	46	(1)	12
Total stockholders’ equity	171,568	174,713	171,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517,488	$504,823	$535,163

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$168,308	$201,952	$314,083	$365,109

Cost of goods sold (includes buying, distribution, and occupancy costs)	115,424	126,523	216,524	234,139
Rent expense, related party	902	702	1,762	1,404
Total cost of goods sold (includes buying, distribution, and occupancy costs)	116,326	127,225	218,286	235,543
Gross profit	51,982	74,727	95,797	129,566

Selling, general and administrative expenses	46,697	48,167	89,271	87,998
Rent expense, related party	133	133	266	267
Total selling, general, and administrative expenses	46,830	48,300	89,537	88,265

Operating income	5,152	26,427	6,260	41,301
Other income (expense), net	183	(102)	187	(218)
Income before income taxes	5,335	26,325	6,447	41,083
Income tax expense	1,516	5,927	1,815	9,726
Net income	$3,819	$20,398	$4,632	$31,357
Basic earnings per share of Class A and Class B common stock	$0.13	$0.67	$0.15	$1.04
Diluted earnings per share of Class A and Class B common stock	$0.13	$0.66	$0.15	$1.02
Weighted average basic shares outstanding	30,021	30,500	30,392	30,189
Weighted average diluted shares outstanding	30,186	31,113	30,619	30,837
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$3,819	$20,398	$4,632	$31,357
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	44	(11)	47	(8)
Other comprehensive income (loss), net of tax	44	(11)	47	(8)
Comprehensive income	$3,863	$20,387	$4,679	$31,349
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at April 30, 2022	22,832	7,306	$30	$167,512	$391	$2	$167,935
Net income	—	—	—	—	3,819	—	3,819
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	588	—	—	588
Employee stock option exercises	5	—	—	20	—	—	20
Repurchase of common stock	(95)	—	—	—	(838)	—	(838)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	44	44
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balance at May 1, 2021	22,837	7,306	$30	$158,454	$16,094	$23	$174,601
Net income	—	—	—	—	20,398	—	20,398
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	531	—	—	531
Employee stock option exercises	794	—	1	6,422	—	—	6,423
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	(11)
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	4,632	—	4,632
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,151	—	—	1,151
Employee stock option exercises	10	—	—	40	—	—	40
Repurchase of common stock	(987)	—	(1)	—	(9,014)	—	(9,015)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	47	47
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	31,357	—	31,357
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	896	—	—	896
Employee stock option exercises	1,154	—	1	9,074	—	—	9,075
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(8)	(8)
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$4,632	$31,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,003	8,809
Insurance proceeds from casualty loss	—	117
Share-based compensation expense	1,151	896
Impairment of assets	13	136
Loss on disposal of assets	77	62
Gain on sales and maturities of marketable securities	(94)	(74)
Deferred income taxes	(79)	1,462
Changes in operating assets and liabilities:
Receivables	(5,203)	(2,997)
Merchandise inventories	(23,650)	(31,272)
Prepaid expenses and other current assets	2,609	(1,483)
Accounts payable	19,773	34,077
Accrued expenses	2,624	(5,859)
Accrued compensation and benefits	(9,611)	6,668
Operating lease liabilities	(3,082)	(3,481)
Deferred revenue	(2,784)	(452)
Other liabilities	(494)	(524)
Net cash (used in) provided by operating activities	(7,115)	37,442

Cash flows from investing activities:
Purchases of property and equipment	(6,894)	(8,511)
Proceeds from sale of property and equipment	—	10
Insurance proceeds from casualty loss	—	29
Purchases of marketable securities	(29,947)	(66,625)
Proceeds from marketable securities	96,240	65,000
Net cash provided by (used in) investing activities	59,399	(10,097)

Cash flows from financing activities:
Dividends paid	—	(30,710)
Proceeds from exercise of stock options	40	9,075
Share repurchases	(9,015)	—
Net cash used in financing activities	(8,975)	(21,635)
Increase in cash and cash equivalents	43,309	5,710
Cash and cash equivalents, beginning of period	42,201	76,184
Cash and cash equivalents, end of period	$85,510	$81,894

Supplemental disclosures of cash flow information:
Income taxes paid	$1,440	$17,790
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,913	$1,571
Operating lease liabilities arising from obtaining operating lease assets	$31,819	$9,790
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 242 stores, in 33 states as of July 30, 2022. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended July 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 ("fiscal 2021").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2022 refer to the fiscal year ending January 28, 2023. References to the fiscal quarters or first halves ended July 30, 2022 and July 31, 2021 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
Impact of the COVID-19 Pandemic on our Business
As of July 30, 2022, the ongoing COVID-19 pandemic (the "pandemic") and the impacts therefrom have continued to adversely impact our business, financial condition and results of operations. As we have seen over the past two years, there remain many uncertainties about the pandemic, including the anticipated duration and severity of the pandemic, particularly in light of ongoing vaccination efforts and emerging variant strains of the virus. To date, the pandemic has had far-reaching impacts on many aspects of the operations of the Company, directly and indirectly, including on consumer behavior, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, inventory and expense management, managing our workforce, and our people, which have materially disrupted our business and the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, including similar impacts to those we have previously experienced during the pandemic, such as regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions, and overall economic instability, which, in many cases, had, and may in the future continue to have, material adverse impacts on our business, financial condition and results of operations. This situation is continually evolving, and additional impacts may arise that we are not aware of currently, or current impacts may become magnified.

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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Retail stores	$137,088	$164,626	$254,571	$292,302
E-commerce	31,220	37,326	59,512	72,807
Total net sales	$168,308	$201,952	$314,083	$365,109
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Mens	36%	36%	36%	36%
Womens	26%	28%	27%	28%
Accessories	18%	17%	16%	16%
Footwear	11%	10%	12%	11%
Boys	4%	4%	4%	4%
Girls	4%	4%	4%	4%
Hardgoods/Outdoor	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Third-party	68%	70%	68%	71%
Proprietary	32%	30%	32%	29%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of July 30, 2022, January 29, 2022 and July 31, 2021, our reserve for sales returns was $3.6 million, $1.9 million and $3.9 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift cards, the balance of which was $8.9 million, $11.2 million and $7.9 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed, which we refer to as gift card breakage. Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Total revenue recognized from gift cards was $3.2 million and $3.4 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively. For the thirteen weeks ended July 30, 2022 and July 31, 2021, the opening gift card balance was $9.8 million and $8.4 million, respectively, of which $1.3 million and $1.2 million respectively, was recognized as revenue during the respective periods. Total revenue recognized from gift cards was $7.2 million for each of the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. For the twenty-six weeks ended July 30, 2022 and July 31, 2021, the opening gift card balance was $11.2 million and $9.6 million, respectively, of which $3.9 million and $3.4 million respectively, was recognized as revenue during the respective periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.3 million, $5.9 million and $5.1 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively. The value of points redeemed through our loyalty program was $2.2 million and $2.7 million for the thirteen week periods ended July 30, 2022 and July 31, 2021, respectively. For the thirteen week periods ended July 30, 2022 and July 31, 2021, the opening loyalty program balance was $5.4 million and $4.5 million, respectively, of which $1.8 million and $1.2 million, respectively, was recognized as revenue during the respective periods. The value of points redeemed through our loyalty program was $4.3 million and $4.8 million for the twenty-six week periods ended July 30, 2022 and July 31, 2021, respectively. For the twenty-six week periods ended July 30, 2022 and July 31, 2021, the opening loyalty program balance was $5.9 million and $3.9 million, respectively, of which $3.5 million and $2.3 million, respectively, was recognized as revenue during the respective periods.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021 we incurred rent expense of $0.5 million and $1.1 million, respectively, related to this lease. Our lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021, we incurred rent expense of $0.1 million and $0.2 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and was set to terminate on June 30, 2022. During June 2022, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payments adjust annually based upon the greater of 5% or the Consumer Price Index, and the lease now terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen and twenty-six week periods ended July 30, 2022, we incurred rent expense of $0.4 million and $0.7 million, respectively, related to this lease. During the thirteen and twenty-six week periods ended July 31, 2021, we incurred rent expense of $0.2 million and $0.5 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 with a 10-year term ending on October 31, 2021. During October 2021, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index and now terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. The lease term is for 5 years and terminates January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Income.
The maturity of operating lease liabilities and sublease income as of July 30, 2022 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2022	$1,911	$33,855	$35,766	$44
2023	3,932	58,365	62,297	90
2024	4,085	48,101	52,186	95
2025	4,245	38,463	42,708	99
2026	4,411	27,144	31,555	104
Thereafter	13,491	61,068	74,559	—
Total minimum lease payments	32,075	266,996	299,071	432
Less: Amount representing interest	5,528	42,073	47,601	—
Present value of operating lease liabilities	$26,547	$224,923	$251,470	$432

As of July 30, 2022, additional operating lease contracts that have not yet commenced are approximately $8.0 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the filing date, are approximately $2.3 million.

Lease expense for the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021 was as follows (in thousands):

	Thirteen Weeks Ended July 30, 2022			Thirteen Weeks Ended July 31, 2021
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,716	$320	$16,036	$14,935	$322	$15,257
Variable lease expense	4,224	9	4,233	4,835	11	4,846
Total lease expense	$19,940	$329	$20,269	$19,770	$333	$20,103

	Twenty-Six Weeks July 30, 2022			Twenty-Six Weeks Ended July 31, 2021
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$30,991	$641	$31,632	$30,246	$636	$30,882
Variable lease expense	8,011	23	8,034	8,735	1	8,736
Total lease expense	$39,002	$664	$39,666	$38,981	$637	$39,618

For the thirteen and twenty-six weeks ended July 31, 2021, we corrected an immaterial error of $94 thousand and $189 thousand, respectively, which consisted solely of a reclassification of fixed operating lease expense from SG&A to cost of goods sold, on the table above.
Supplemental lease information for the twenty-six weeks ended July 30, 2022 and July 31, 2021 was as follows:

	Twenty-Six Weeks Ended July 30, 2022	Twenty-Six Weeks Ended July 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$34,849	$34,452
Weighted average remaining lease term (in years)	5.8 years	5.5 years
Weighted average interest rate (1)	6.14%	6.40%
(1) Since our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.

Common Stock Share Repurchases
We may repurchase shares of our common stock from time to time pursuant to authorizations approved by our Board of Directors (see Note 9). As permitted under Delaware corporation law, shares repurchased are retired and, accordingly, are not presented separately as treasury stock in the consolidated financial statements. Instead, the value of repurchased shares is deducted from retained earnings.
Income Taxes
Our income tax expense was $1.8 million, or 28.2% of pre-tax income, compared to an income tax expense of $9.7 million, or 23.7% of pre-tax income, for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively. The increase in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Reclassifications of Prior Year Presentation
Certain prior year amounts on the Consolidated Balance Sheets, have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to last year's Consolidated Balance Sheet for the first half ended July 31, 2021 to identify deferred tax assets of $10.5 million and the long-term portion of credit facility costs of $0.3 million. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.
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
Note 3: Marketable Securities
Marketable securities as of July 30, 2022 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at July 30, 2022, January 29, 2022 and July 31, 2021 (in thousands):

	July 30, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$24,848	$44	$—	$24,892
Fixed income securities	5,982	—	—	5,982
Total marketable securities	$30,830	$44	$—	$30,874

	January 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,235	$9	$(11)	$64,233
Fixed income securities	32,794	—	—	32,794
Total marketable securities	$97,029	$9	$(11)	$97,027

	July 31, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$59,962	$16	$—	$59,978
Fixed income securities	6,666	—	—	6,666
Total marketable securities	$66,628	$16	$—	$66,644
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021. Upon recognition of the gains, we reclassified these amounts out of "Accumulated Other Comprehensive Income (Loss)" and into “Other income (expense), net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gains on investments	$47	$43	$65	$72
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
As of July 30, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
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

Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the occurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us, including those disclosed below, will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
During the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 30, 2022, January 29, 2022 and July 31, 2021, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 30, 2022			January 29, 2022			July 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$64,210	$—	$—	$32,764	$—	$—	$63,097	$—	$—
Commercial paper	$—	$14,980	$—	$—	$4,999	$—	$—	$—	$—
Marketable securities:
Commercial paper	$—	$24,892	$—	$—	$64,233	$—	$—	$59,978	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of less than $0.1 million and $0.1 million in the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	($ in thousands)
Carrying value of assets with impairment	$—	$176	$13	$176
Fair value of assets impaired	$—	$40	$—	$40
Number of stores tested for impairment	3	3	4	11
Number of stores with impairment	—	1	1	1

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of July 30, 2022, there were 1,782,627 shares available for future issuance under the 2012 Plan.
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

The following table summarizes stock option activity for the twenty-six weeks ended July 30, 2022 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 29, 2022	1,570,211	$9.02
Granted	507,500	$9.44
Exercised	(9,750)	$4.13
Forfeited	(35,500)	$9.66
Expired	(49,500)	$15.50
Outstanding at July 30, 2022	1,982,961	$8.98	7.8	$1,549
Exercisable at July 30, 2022	768,761	$9.50	6.1	$586
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $7.57 at July 30, 2022.
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
The fair values of stock options granted during the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted average grant-date fair value per option granted	$4.12	$8.56	$4.97	$5.67
Expected option term (1)	5.2 years	5.6 years	5.2 years	5.4 years
Weighted average expected volatility factor (2)	58.6%	59.4%	58.6%	59.9%
Weighted average risk-free interest rate (3)	3.0%	0.9%	2.3%	0.9%
Expected annual dividend yield (4)	—%	—%	—%	—%
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

The following table summarizes the status of non-vested RSAs changed during the twenty-six weeks ended July 30, 2022:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 29, 2022	45,464	$10.56
Granted	63,492	$7.56
Vested	(35,472)	$9.02
Nonvested at July 30, 2022	73,484	$8.71
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cost of goods sold (1)	$90	$82	$179	$43
Selling, general, and administrative	498	449	972	853
Total share-based compensation	$588	$531	$1,151	$896
(1)Share-based compensation expense for the twenty-six weeks ended July 31, 2021 includes forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At July 30, 2022, there was $5.5 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.8 years.
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
The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$3,819	$20,398	$4,632	$31,357
Weighted average basic shares outstanding	30,021	30,500	30,392	30,189
Dilutive effect of in-the-money stock options and RSAs	165	613	227	648
Weighted average shares for diluted earnings per share	30,186	31,113	30,619	30,837
Basic earnings per share of Class A and Class B common stock	$0.13	$0.67	$0.15	$1.04
Diluted earnings per share of Class A and Class B common stock	$0.13	$0.66	$0.15	$1.02

The following stock options have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock options	1,525	659	1,402	803
Restricted stock	10	20	10	20
Total	1,535	679	1,412	823
Note 9: Share Repurchase Program
On March 14, 2022, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized to repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades, or by any other means in accordance with federal securities laws. During the twenty-six weeks ended July 30, 2022, we repurchased 987,427 shares of our Class A common stock at a weighted average price of $9.10 per share for a total of $9.0 million under the program. At July 30, 2022, the remaining repurchase authorization totaled 1,012,573 shares.
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of July 30, 2022, we operated 242 stores in 33 states, averaging approximately 7,301 square feet per store, compared to 244 total stores last year at this time. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Ongoing Impacts of the COVID-19 Pandemic
Economic Impacts. The impacts of the COVID-19 pandemic (the "pandemic") have had, and continue to have, a material effect on our business, financial condition and results of operations, as well as on the market generally. The scope and nature of these impacts continue to evolve. We may experience adverse impacts in the future, particularly related to broader economic conditions that result in significant part from the pandemic. Further, we believe our operating results for fiscal 2021 were significantly aided by the considerable pent-up consumer demand exiting 2020 pandemic restrictions and the impact of federal stimulus payments. Additionally, the factors noted below have had, and are expected to continue to have, an adverse impact on our operating results during fiscal 2022. As a result, we expect our operating results for fiscal 2022 will remain below fiscal 2021 levels for each quarter of the fiscal year.
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
Fiscal 2022 New Store Openings and Capital Expenditure Plans
During fiscal 2022, we currently expect to open a total of 11 new stores within existing markets, primarily in California, Texas and the Northeast, four of which have been opened as of the date of this Report. We expect our total capital expenditures for fiscal 2022 to be in the range of approximately $22 million to $24 million, inclusive of our new store plans, investments in website and mobile app upgrades, distribution efficiencies, and other information technology infrastructure investments.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Statements of Income Data:
Net sales	$168,308	$201,952	$314,083	$365,109
Cost of goods sold	115,424	126,523	216,524	234,139
Rent expense, related party	902	702	1,762	1,404
Total cost of goods sold	116,326	127,225	218,286	235,543
Gross profit	51,982	74,727	95,797	129,566
Selling, general and administrative expenses	46,697	48,167	89,271	87,998
Rent expense, related party	133	133	266	267
Total selling, general and administrative expenses	46,830	48,300	89,537	88,265
Operating income	5,152	26,427	6,260	41,301
Other income (expense), net	183	(102)	187	(218)
Income before income taxes	5,335	26,325	6,447	41,083
Income tax expense	1,516	5,927	1,815	9,726
Net income	$3,819	$20,398	$4,632	$31,357

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.6%	62.7%	68.9%	64.1%
Rent expense, related party	0.5%	0.3%	0.6%	0.4%
Total cost of goods sold	69.1%	63.0%	69.5%	64.5%
Gross profit	30.9%	37.0%	30.5%	35.5%
Selling, general and administrative expenses	27.7%	23.9%	28.4%	24.1%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	27.8%	23.9%	28.5%	24.2%
Operating income	3.1%	13.1%	2.0%	11.3%
Other income (expense), net	0.1%	(0.1)%	0.1%	(0.1)%
Income before income taxes	3.2%	13.0%	2.1%	11.3%
Income tax expense	0.9%	2.9%	0.6%	2.7%
Net income	2.3%	10.1%	1.5%	8.6%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating Data:
Stores operating at end of period	242	244	242	244
Comparable store net sales change (1)	(16.4)%	10.6%	(14.9)%	9.5%
Total square feet at end of period (in '000s)	1,767	1,788	1,767	1,788
Average net sales per physical store (in '000s) (2)	$570	$676	$1,056	$1,213
Average net sales per square foot (2)	$78	$92	$144	$165
E-commerce net sales (in '000s) (3)	$31,220	$37,326	$59,512	$72,807
E-commerce net sales as a percentage of net sales	18.5%	18.5%	18.9%	19.9%
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
(3)E-commerce net sales include e-commerce sales and e-commerce shipping and handling fee revenue.
Second Quarter (13 Weeks) Ended July 30, 2022 Compared to Second Quarter (13 Weeks) Ended July 31, 2021
Net Sales
Total net sales were $168.3 million, a decrease of $33.6 million, or 16.7%, compared to $202.0 million last year, primarily due to the impacts of last year's pent-up consumer demand and stimulus payments resulting from the pandemic.
•Net sales from physical stores were $137.1 million, a decrease of $27.5 million or 16.7%, compared to $164.6 million last year. Net sales from physical stores represented 81.5% of total net sales both this year and last year. The Company ended the second quarter with 242 total stores compared to 244 total stores at the end of the second quarter last year.
•Net sales from e-commerce were $31.2 million, a decrease of $6.1 million or 16.4%, compared to $37.3 million last year. E-commerce net sales represented 18.5% of total net sales both this year and last year.
Gross Profit
Gross profit was $52.0 million, or 30.9% of net sales, compared to $74.7 million, or 37.0% of net sales, last year. Buying, distribution and occupancy costs deleveraged by 330 basis points collectively, despite being reduced by $0.9 million due to carrying these costs against a significantly lower level of net sales this year. Product margins declined by 280 basis points primarily due to an increased markdown rate compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $46.8 million or 27.8% of net sales, compared to $48.3 million, or 23.9% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(1.4)%	$(2.8)	Decrease in corporate bonus expense due to lack of a bonus accrual in fiscal 2022.
0.1%	(0.7)	Decrease in e-commerce marketing expenses.
2.5%	0.5	Increase in store payroll and related benefits primarily due to wage inflation.
0.3%	0.3	Increase in technology services costs.
0.3%	0.3	Increase in e-commerce fulfillment costs primarily due to wage inflation.
0.3%	0.3	Increase in insurance premiums.
0.2%	0.3	Increase in donations expense.
1.6%	0.3	Net change in all other SG&A expenses.
3.9%	$(1.5)	Total
Operating Income
Operating income was $5.2 million, or 3.1% of net sales, compared to $26.4 million, or 13.1% of net sales, last year.
Income Tax Expense
Income tax expense was $1.5 million, or 28.4% of pre-tax income, compared to $5.9 million, or 22.5% of pre-tax income, last year. The increase in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Net Income and Income Per Diluted Share
Net income was $3.8 million, or $0.13 per diluted share, compared to $20.4 million, or $0.66 per diluted share, last year.

First Half (26 Weeks) Ended July 30, 2022 Compared to First Half (26 Weeks) Ended July 31, 2021
Net Sales
Total net sales were $314.1 million, a decrease of $51.0 million or 14.0%, compared to $365.1 million last year, primarily due to the impacts of last year's pent-up consumer demand and stimulus impacts resulting from the pandemic.
•Net sales from physical stores were $254.6 million, a decrease of $37.7 million or 12.9%, compared to $292.3 million last year. Net sales from stores represented 81.1% of total net sales compared to 80.1% of total net sales last year.
•Net sales from e-commerce were $59.5 million, a decrease of $13.3 million or 18.3%, compared to $72.8 million last year. E-commerce net sales represented 18.9% of total net sales compared to 19.9% of total net sales last year.
Gross Profit
Gross profit was $95.8 million, or 30.5% of net sales, compared to $129.6 million, or 35.5% of net sales, last year. Buying, distribution and occupancy costs deleveraged by 270 basis points collectively, despite being reduced by $1.9 million due to carrying these costs against a significantly lower level of net sales this year. Product margins declined by 230 basis points primarily due to an increased markdown rate compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $89.5 million or 28.5% of net sales, compared to $88.3 million, or 24.2% of net sales, last year. The components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.6%	$2.5	Increase in store payroll and related benefits primarily due to wage inflation.
0.4%	1.6	Credit from the reversal of a disputed California sales tax assessment in last year's first quarter.
0.3%	0.6	Increase in technology services costs.
0.2%	0.5	Increase in insurance premiums.
(1.2)%	(4.3)	Decrease in corporate bonus expense due to lack of a bonus accrual in fiscal 2022.
2.0%	0.4	Net change in all other SG&A expenses.
4.3%	$1.3	Total
Operating Income
Operating income was $6.3 million, or 2.0% of net sales, compared to $41.3 million, or 11.3% of net sales, last year.
Income Tax Expense
Income tax expense was $1.8 million, or 28.2% of pre-tax income, compared to $9.7 million, or 23.7% of pre-tax income, last year. The increase in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Net Income and Income Per Diluted Share
Net income was $4.6 million, or $0.15 per diluted share, compared to $31.4 million, or $1.02 per diluted share, last year.
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

Working Capital
Working capital at July 30, 2022, was $86.4 million compared to $91.8 million at January 29, 2022, a decrease of $5.4 million. The changes in our working capital during the first half of fiscal 2022 were as follows:

$ millions	Description
$91.8	Working capital at January 29, 2022
(9.0)	Repurchase of shares under our share repurchase program.
(4.4)	Decrease primarily due to an increase in accrued expenses related to accrued construction, returns reserves, and timing of sales tax payments.
7.9	Increase in receivables, primarily due to timing of credit and debit card receivables.
3.9	Increase in merchandise inventories, net of accounts payable.
(3.8)	Other net decreases.
$86.4	Working capital at July 30, 2022
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks ended July 30, 2022 compared to the twenty-six weeks ended July 31, 2021 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$(7,115)	$37,442
Net cash provided by (used in) investing activities	59,399	(10,097)
Net cash used in financing activities	(8,975)	(21,635)
Net increase in cash and cash equivalents	$43,309	$5,710
Net Cash (Used in) Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based expense, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash used in operating activities was $7.1 million this year compared to net cash provided of $37.4 million last year. The $44.6 million decrease in cash provided by operating activities was primarily due to lower net sales in fiscal 2022 compared to record net sales in fiscal 2021. The net sales decline was primarily due to the impacts of pent-up customer demand following the winding down of the 2020 pandemic restrictions and the pandemic-related federal stimulus payments on fiscal 2021 operations, coupled with the negative impact of a highly inflationary consumer environment in fiscal 2022.
Net Cash Provided by (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $59.4 million this year compared to $10.1 million in net cash used last year. Net cash provided by investing activities in the first half of fiscal 2022 consisted of maturities of marketable securities of $96.2 million, partially offset by the purchases of marketable securities of $29.9 million and capital expenditures totaling $6.9 million. Net cash used in investing activities during the first half of fiscal 2021 consisted of purchases of marketable securities of $66.6 million and capital expenditures totaling $8.5 million, partially offset by proceeds from the maturities of marketable securities of $65.0 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation, share repurchases, and proceeds from employee exercises of stock options.
Net cash used in financing activities was $9.0 million this year compared to net cash used of $21.6 million last year. Financing activities in the first half of fiscal 2022 consisted of cash used to repurchase shares of our common stock of $9.0 million, partially offset by proceeds from the exercise of stock options of $40 thousand. Financing activities in the first half of fiscal 2021 consisted of dividends paid of $30.7 million, partially offset by proceeds from the exercise of stock options of $9.1 million.

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
As of July 30, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
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
Contractual Obligations
As of July 30, 2022, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 30, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	First Amendment to Amended and Restated Office Lease Between Amnet Holdings, LLC and World of Jeans & Tops, dated June 30, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	September 6, 2022
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 6, 2022
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)