Form 10-Q
period 2022-10-29
TILLY'S, INC.
filed 2022-12-07
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of December 2, 2022, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,537,461
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 29, 2022

Forward-Looking Statements
This Quarterly Report on Form 10-Q ("this "Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of inflation on consumer spending generally and on our expense management, operating results and financial condition;
•the continued impacts of the COVID-19 pandemic generally and on our operations, future financial or operational results, including with respect to our expense management, our ability to reduce costs, and our ability to effectively manage inventory levels on an ongoing basis relative to net sales performance and changing market conditions;
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
•our ability to generate adequate cash from our existing stores and e-commerce to support our growth;
•our ability to identify and respond to new and changing customer fashion preferences and fashion-related trends;
•our ability to compete effectively in an environment of intense competition both in stores and online;
•our ability to adjust to increasing costs of mailing catalogs, paper and printing;
•the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;
•our ability to attract customers in the various retail venues and geographies in which our stores are located;
•our ability to adapt to declines in consumer confidence and decreases in consumer spending;
•our ability to adapt to significant changes in sales due to the seasonality of our business;
•our ability to compete on social media marketing platforms;
•natural disasters, unusually adverse weather conditions, port delays, boycotts, epidemics, pandemics, acts of war, terrorism, civil unrest and other unanticipated events;
•our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices and on time;
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
•our ability to secure desirable lease arrangements and other economics to support the rate of our planned store growth.
•failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•disruptions in our supply chain and distribution center;
•our indebtedness and lease obligations, including restrictions contained therein;

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
•our ability to secure our data and comply with privacy laws and the security standards for the credit card industry;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$75,786	$42,201	$59,392
Marketable securities	29,985	97,027	96,237
Receivables	11,352	6,705	8,881
Merchandise inventories	81,589	65,645	86,692
Prepaid expenses and other current assets	16,036	16,400	9,682
Total current assets	214,748	227,978	260,884
Operating lease assets	222,664	216,508	226,547
Property and equipment, net	51,279	47,530	49,392
Deferred tax assets	10,261	11,446	11,894
Other assets	1,488	1,361	1,520
TOTAL ASSETS	$500,440	$504,823	$550,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,225	$28,144	$46,378
Accrued expenses	17,239	19,073	20,084
Deferred revenue	13,859	17,096	13,568
Accrued compensation and benefits	9,756	17,056	17,106
Current portion of operating lease liabilities	50,047	51,504	51,717
Current portion of operating lease liabilities, related party	2,771	2,533	2,582
Other liabilities	806	761	727
Total current liabilities	124,703	136,167	152,162
Noncurrent portion of operating lease liabilities	176,621	171,965	182,700
Noncurrent portion of operating lease liabilities, related party	23,129	21,000	21,625
Other liabilities	455	978	1,112
Total long-term liabilities	200,205	193,943	205,437
Total liabilities	324,908	330,110	357,599
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,537, 23,719 and 23,658 shares issued and outstanding, respectively	23	24	24
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	168,749	166,929	165,983
Retained earnings	6,634	7,754	26,616
Accumulated other comprehensive income (loss)	119	(1)	8
Total stockholders’ equity	175,532	174,713	192,638
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,440	$504,823	$550,237

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$177,847	$206,096	$491,930	$571,205

Cost of goods sold (includes buying, distribution, and occupancy costs)	122,346	128,612	338,870	362,751
Rent expense, related party	918	745	2,680	2,149
Total cost of goods sold (includes buying, distribution, and occupancy costs)	123,264	129,357	341,550	364,900
Gross profit	54,583	76,739	150,380	206,305

Selling, general and administrative expenses	48,134	47,609	137,405	135,607
Rent expense, related party	134	133	400	400
Total selling, general, and administrative expenses	48,268	47,742	137,805	136,007

Operating income	6,315	28,997	12,575	70,298
Other income (expense), net	675	(1)	862	(219)
Income before income taxes	6,990	28,996	13,437	70,079
Income tax expense	1,841	8,162	3,656	17,888
Net income	$5,149	$20,834	$9,781	$52,191
Basic earnings per share of Class A and Class B common stock	$0.17	$0.67	$0.32	$1.72
Diluted earnings per share of Class A and Class B common stock	$0.17	$0.66	$0.32	$1.68
Weighted average basic shares outstanding	29,894	30,915	30,226	30,429
Weighted average diluted shares outstanding	30,050	31,352	30,428	31,016
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$5,149	$20,834	$9,781	$52,191
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	73	(4)	120	(12)
Other comprehensive income (loss), net of tax	73	(4)	120	(12)
Comprehensive income	$5,222	$20,830	$9,901	$52,179
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568
Net income	—	—	—	—	5,149	—	5,149
Share-based compensation expense	—	—	—	613	—	—	613
Employee stock option exercises	3	—	—	16	—	—	16
Repurchase of common stock	(271)	—	—	—	(1,887)	—	(1,887)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	73	73
Balance at October 29, 2022	22,537	7,306	$30	$168,749	$6,634	$119	$175,532

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balance at July 31, 2021	23,651	7,306	$31	$165,407	$5,782	$12	$171,232
Net income	—	—	—	—	20,834	—	20,834
Share-based compensation expense	—	—	—	521	—	—	521
Employee stock option exercises	7	—	—	55	—	—	55
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	(4)
Balance at October 30, 2021	23,658	7,306	$31	$165,983	$26,616	$8	$192,638

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	9,781	—	9,781
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,764	—	—	1,764
Employee stock option exercises	13	—	—	56	—	—	56
Repurchase of common stock	(1,258)	—	(1)	—	(10,901)	—	(10,902)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	120	120
Balance at October 29, 2022	22,537	7,306	$30	$168,749	$6,634	$119	$175,532

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	52,191	—	52,191
Dividends paid ($1.00 per share)	—	—	—	—	(30,710)	—	(30,710)
Restricted stock	20	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,417	—	—	1,417
Employee stock option exercises	1,161	—	1	9,129	—	—	9,130
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(12)	(12)
Balance at October 30, 2021	23,658	7,306	$31	$165,983	$26,616	$8	$192,638
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$9,781	$52,191
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,515	13,123
Insurance proceeds from casualty loss	—	117
Share-based compensation expense	1,764	1,417
Impairment of assets	14	136
Loss on disposal of assets	64	52
Gain on sales and maturities of marketable securities	(230)	(101)
Deferred income taxes	1,167	57
Changes in operating assets and liabilities:
Receivables	(705)	1,847
Merchandise inventories	(15,944)	(31,111)
Prepaid expenses and other current assets	557	(3,698)
Accounts payable	2,068	21,402
Accrued expenses	(4,253)	(9,804)
Accrued compensation and benefits	(7,300)	7,207
Operating lease liabilities	(4,637)	(5,205)
Deferred revenue	(3,237)	76
Other liabilities	(706)	(856)
Net cash (used in) provided by operating activities	(11,082)	46,850

Cash flows from investing activities:
Proceeds from marketable securities	117,189	95,224
Purchases of marketable securities	(49,779)	(126,420)
Purchases of property and equipment	(11,897)	(10,911)
Proceeds from sale of property and equipment	—	17
Insurance proceeds from casualty loss	—	29
Net cash provided by (used in) investing activities	55,513	(42,061)

Cash flows from financing activities:
Share repurchases	(10,902)	—
Proceeds from exercise of stock options	56	9,129
Dividends paid	—	(30,710)
Net cash used in financing activities	(10,846)	(21,581)
Change in cash and cash equivalents	33,585	(16,792)
Cash and cash equivalents, beginning of period	42,201	76,184
Cash and cash equivalents, end of period	$75,786	$59,392

Supplemental disclosures of cash flow information:
Income taxes paid	$1,440	$26,493
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$3,511	$1,702
Operating lease liabilities arising from obtaining operating lease assets	$47,092	$32,787
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 247 stores, in 33 states as of October 29, 2022. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended October 29, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 ("fiscal 2021").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2022 refer to the fiscal year ending January 28, 2023. References to the fiscal quarters or first nine months ended October 29, 2022 and October 30, 2021 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
Economic Impacts of the COVID-19 Pandemic on our Business
The economic impacts resulting from the COVID-19 pandemic (the "pandemic") have had, and may continue to have, a material effect on our business, financial condition and results of operations, as well as on the market generally, including its impacts on inflationary cost pressures, supply chain disruptions, competition for and availability of labor, management of our workforce, consumer behavior, store traffic, demands on our information technology and e-commerce capabilities, and inventory and expense management. The scope and nature of these impacts continue to evolve, and we may continue to experience similar or new adverse impacts in the future arising from the pandemic that may have material adverse effects on our future business, financial condition and results of operations.
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
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Retail stores	$141,539	$165,255	$396,109	$457,557
E-commerce	36,308	40,841	95,821	113,648
Total net sales	$177,847	$206,096	$491,930	$571,205
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Mens	36%	37%	36%	36%
Womens	25%	25%	26%	27%
Accessories	19%	18%	17%	16%
Footwear	11%	10%	12%	11%
Boys	4%	5%	4%	5%
Girls	4%	4%	4%	4%
Hardgoods/Outdoor	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Third-party	69%	68%	69%	70%
Proprietary	31%	32%	31%	30%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of October 29, 2022, January 29, 2022 and October 30, 2021, our reserve for sales returns was $1.9 million, $1.9 million and $2.3 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift cards, the balance of which was $8.7 million, $11.2 million and $7.9 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed, which we refer to as gift card breakage. Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Total revenue recognized from gift cards was $2.6 million and $2.9 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. For the thirteen weeks ended October 29, 2022 and October 30, 2021, the opening gift card balance was $8.9 million and $7.9 million, respectively, of which $0.7 million and $0.6 million respectively, was recognized as revenue during these periods. Total revenue recognized from gift cards was $9.9 million and $10.1 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the opening gift card balance was $11.2 million and $9.6 million, respectively, of which $4.6 million and $4.0 million, respectively, was recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue, and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of awards and partial points earned and estimated redemptions. The deferred revenue for this program was $5.2 million, $5.9 million and $5.7 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively. The value of points redeemed through our loyalty program was $2.2 million and $2.8 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively. For the thirteen weeks ended October 29, 2022 and October 30, 2021, the opening loyalty program balance was $5.3 million and $5.1 million, respectively, of which $1.8 million and $1.4 million, respectively, was recognized as revenue during these periods. The value of points redeemed through our loyalty program was $6.5 million and $7.7 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the opening loyalty program balance was $5.9 million and $3.9 million, respectively, of which $4.9 million and $3.7 million, respectively, was recognized as revenue during these periods.
Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years in duration (subject to elective extensions) and provide for escalations in base rents. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised. Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year, and we recognize lease expense on a straight-line basis. Contingent rent, determined based on a percentage of net sales in excess of specified levels, is recognized as rent expense when the achievement of those specified net sales is probable.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021 we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease. Our lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During the thirteen and thirty-nine week periods ended October 29, 2022, we incurred rent expense of $0.2 million and $0.4 million, respectively, related to this lease. During the thirteen and thirty-nine week periods ended October 30, 2021, we incurred rent expense of $0.1 million and $0.3 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on June 29, 2012 and was set to terminate on June 30, 2022. During June 2022, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payments adjust annually based upon the greater of 5% or the Consumer Price Index, and the lease now terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During the thirteen and thirty-nine week periods ended October 29, 2022, we incurred rent expense of $0.4 million and $1.1 million, respectively, related to this lease. During the thirteen and thirty-nine week periods ended October 30, 2021, we incurred rent expense of $0.3 million and $0.7 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, with the adjustment not to be below 3% nor exceed 7% in any one annual increase. The lease began on November 1, 2011 with a 10-year term ending on October 31, 2021. During October 2021, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index and now terminates on October 31, 2031.
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

The maturity of operating lease liabilities and sublease income as of October 29, 2022 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2022	$966	$17,011	$17,977	$22
2023	3,932	60,804	64,736	90
2024	4,085	50,941	55,026	95
2025	4,244	41,384	45,628	99
2026	4,411	30,148	34,559	104
Thereafter	13,491	71,619	85,110
Total minimum lease payments	31,129	271,907	303,036	410
Less: Amount representing interest	5,229	45,239	50,468	—
Present value of operating lease liabilities	$25,900	$226,668	$252,568	$410

As of October 29, 2022, additional operating lease contracts that have not yet commenced are approximately $2.3 million.

Lease expense for the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021 was as follows (in thousands):

	Thirteen Weeks Ended October 29, 2022			Thirteen Weeks Ended October 30, 2021
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,230	$331	$16,561	$15,092	$321	$15,413
Variable lease expense	4,274	10	4,284	4,907	15	4,922
Total lease expense	$20,504	$341	$20,845	$19,999	$336	$20,335

	Thirty-Nine Weeks Ended October 29, 2022			Thirty-Nine Weeks Ended October 30, 2021
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$47,221	$972	$48,193	$45,338	$959	$46,297
Variable lease expense	12,285	33	12,318	13,642	16	13,658
Total lease expense	$59,506	$1,005	$60,511	$58,980	$975	$59,955

For the thirteen and thirty-nine weeks ended October 30, 2021, we corrected an immaterial error of $94 thousand and $283 thousand, respectively, which consisted solely of a reclassification of fixed operating lease expense from SG&A to cost of goods sold, on the table above.
Supplemental lease information for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was as follows:

	Thirty-Nine Weeks Ended October 29, 2022	Thirty-Nine Weeks Ended October 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$52,971	$51,823
Weighted average remaining lease term (in years)	5.8 years	5.6 years
Weighted average interest rate (1)	6.32%	6.16%
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
Income Taxes
Our income tax expense was $3.7 million, or 27.2% of pre-tax income, compared to an income tax expense of $17.9 million, or 25.5% of pre-tax income, for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively. The increase in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Reclassifications of Prior Year Presentation
Certain prior year amounts on the Consolidated Balance Sheets, have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification has been made to last year's Consolidated Balance Sheet as of October 30, 2021 to identify deferred tax assets of $11.9 million and the long-term portion of credit facility costs of $0.2 million. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.
New Accounting Standards Not Yet Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses which amends ("ASU") No. 2016-13 Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2019-11 will become effective for us in the first quarter of fiscal 2023, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. This guidance will have no impact on our consolidated financial statements and related disclosures since the Company has no LIBOR based loans.
Note 3: Marketable Securities
Marketable securities as of October 29, 2022 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at October 29, 2022, January 29, 2022 and October 30, 2021 (in thousands):

	October 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$24,789	$136	$—	$24,925
Fixed income securities	5,060	—	—	5,060
Total marketable securities	$29,849	$136	$—	$29,985

	January 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,235	$9	$(11)	$64,233
Fixed income securities	32,794	—	—	32,794
Total marketable securities	$97,029	$9	$(11)	$97,027

	October 30, 2021
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,261	$12	$(1)	$64,272
Fixed income securities	31,965	—	—	31,965
Total marketable securities	$96,226	$12	$(1)	$96,237
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021. Upon recognition of the gains, we reclassified these amounts out of "Accumulated Other Comprehensive Income" and into “Other income (expense), net” on the Consolidated Statements of Income.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gains on investments	$109	$19	$174	$91
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
In connection with the entry into the Credit Agreement, on January 20, 2022, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Bank (ii) the Guaranty entered into by the Company, and (iii) a third party pledge agreement entered into by the Company in favor of the Bank. The security agreement, the guaranty and the pledge agreement replaced (i) the guaranty by the Company in favor of the Bank, dated November 9, 2020, and (ii) the security agreement dated as of November 9, 2020, between the Company and the Bank, which were both terminated concurrently with the termination of the Prior Credit Agreement (as defined below).
As of October 29, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
Prior Credit Agreement
The Credit Agreement replaced our previously existing asset-backed credit agreement (the “Prior Credit Agreement”), dated as of November 9, 2020, as amended, with the Bank, which had revolving commitments of up to $65.0 million, a sub-limit on letters of credit of $10.0 million and a sub-limit for swing-line loans of $7.5 million.
The Prior Credit Agreement was terminated concurrently with the entry into the Credit Agreement. The maximum borrowings permitted under the Prior Credit Agreement was equal to the lesser of (x) the revolving commitment and (y) the borrowing base. The borrowing base was equal to (a) 90% of the borrower's eligible credit card receivables, plus (b) 90% of the cost of the borrower's eligible inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible inventory, plus (c) 90% of the cost of the borrower's eligible in-transit inventory, less inventory reserves established by the agent, and adjusted by the appraised value of such eligible in-transit inventory (not to exceed 10% of the total amount of all eligible inventory included in the borrowing base) less (d) reserves established by the agent. As of the date the Prior Credit Agreement was terminated, we had no outstanding borrowings under the Credit Agreement, and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on such date to the Credit Agreement.
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
Under the Prior Credit Agreement, we were subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to availability, and customary events of default. Prior to the first anniversary of the closing date, we were prohibited from declaring or paying any cash dividends to our respective stockholders or repurchasing of our own common stock. After the first anniversary of the closing date, we were allowed to declare and pay cash dividends to our respective stockholders and repurchase our own common stock, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto, certain minimum availability and minimum projected availability tests are satisfied.
Note 5: Commitments and Contingencies
Indemnifications, Commitments, and Guarantees
During the normal course of business, we have made certain indemnifications, commitments, and guarantees under which we may be required to make payments for certain transactions. These indemnifications include, but are not limited to, those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnifications to our directors and officers to the maximum extent permitted under the laws of the state of Delaware. The majority of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make, and their duration may be indefinite. We have not recorded any liability for these indemnifications, commitments, and guarantees in the accompanying Consolidated Balance Sheets.

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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. The case did not settle during mediation nor during ensuing negotiations. The court has not yet issued a trial date. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify us for all of our losses and expenses incurred in connection with this matter. To reduce our indemnifiable losses and expenses in this matter, we have requested that BaronHR enforce its arbitration agreement in light of recent developments in applicable case law, and move to compel the individual PAGA claim to arbitration and dismiss the representative PAGA claims. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under FASB Accounting Standards Codification ("ASC") 450, “Contingencies,” and no accrual has been made with regard to this matter.
Allison B. Johnson, on behalf of herself and others similarly situated, v. World of Jeans & Tops, Inc. dba Tilly’s et al, Superior Court of California, County of Fresno, Case No. 22CECG03658. In November 2022, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. We have also been served with a notice to the California Labor and Workforce Development Agency regarding the plaintiff’s intention to file a representative action pursuant to PAGA against us seeking penalties on behalf of herself and other similarly situated employees for the same alleged violations of California's wage and hour laws. We are at the preliminary stages of investigating the allegations made in the complaint and intend to defend this case vigorously. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to this matter.
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
During the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 29, 2022, January 29, 2022 and October 30, 2021, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 29, 2022			January 29, 2022			October 30, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$62,848	$—	$—	$32,764	$—	$—	$52,532	$—	$—
Commercial paper	$—	$9,948	$—	$—	$4,999	$—	$—	$—	$—
Marketable securities:
Commercial paper	$—	$24,925	$—	$—	$64,233	$—	$—	$64,272	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of less than $0.1 million and $0.1 million in the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	($ in thousands)
Carrying value of assets with impairment	$1	$—	$14	$176
Fair value of assets impaired	$—	$—	$—	$40
Number of stores tested for impairment	8	1	9	12
Number of stores with impairment	1	—	2	1
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 29, 2022, there were 1,778,595 shares available for future issuance under the 2012 Plan.
Stock Options
We grant stock options to certain employees that give them the right to acquire our Class A common stock under the 2012 Plan. The exercise price of options granted is equal to the closing price per share of our stock at the date of grant. The non-qualified options vest at a rate of 25% on each of the first four anniversaries of the grant date provided that the award recipient continues to be employed by us through each of those vesting dates and expire ten years from the date of grant.

The following table summarizes stock option activity for the thirty-nine weeks ended October 29, 2022 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 29, 2022	1,570,211	$9.02
Granted	522,500	$9.37
Exercised	(13,500)	$4.13
Forfeited	(35,500)	$9.66
Expired	(60,468)	$14.63
Outstanding at October 29, 2022	1,983,243	$8.96	7.6	$2,211
Exercisable at October 29, 2022	759,043	$9.52	5.9	$836
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $8.85 at October 29, 2022.
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
The fair values of stock options granted during the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted average grant-date fair value per option granted	$3.82	$7.96	$4.94	$5.69
Expected option term (1)	5.2 years	5.3 years	5.2 years	5.4 years
Weighted average expected volatility factor (2)	58.6%	59.4%	58.6%	59.9%
Weighted average risk-free interest rate (3)	3.6%	1.0%	2.4%	0.9%
Expected annual dividend yield (4)	—%	—%	—%	—%
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

The following table summarizes the status of non-vested RSAs changes during the thirty-nine weeks ended October 29, 2022:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 29, 2022	45,464	$10.56
Granted	63,492	$7.56
Vested	(35,472)	$9.02
Nonvested at October 29, 2022	73,484	$8.71
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cost of goods sold (1)	$100	$75	$280	$119
Selling, general, and administrative	513	446	1,484	1,298
Total share-based compensation	$613	$521	$1,764	$1,417
(1)Share-based compensation expense for the thirty-nine weeks ended October 30, 2021 includes forfeiture credits due to the departure of the Company's prior Chief Merchandising Officer effective March 19, 2021.
At October 29, 2022, there was $4.9 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.6 years.
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
The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$5,149	$20,834	$9,781	$52,191
Weighted average basic shares outstanding	29,894	30,915	30,226	30,429
Dilutive effect of in-the-money stock options and RSAs	156	437	202	587
Weighted average shares for diluted earnings per share	30,050	31,352	30,428	31,016
Basic earnings per share of Class A and Class B common stock	$0.17	$0.67	$0.32	$1.72
Diluted earnings per share of Class A and Class B common stock	$0.17	$0.66	$0.32	$1.68

The following stock options have been excluded from the calculation of diluted earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock options	1,529	677	1,408	800
Restricted stock	10	—	10	20
Total	1,539	677	1,418	820
Note 9: Share Repurchase Program
On March 14, 2022, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized to repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades or by any other means in accordance with federal securities laws. During the thirty-nine weeks ended October 29, 2022, we repurchased 1,258,330 shares of our Class A common stock at a weighted average price of $8.63 per share for a total of $10.9 million under the program. At October 29, 2022, the remaining repurchase authorization totaled 741,670 shares.
We are not obligated to repurchase any specific number or amount of shares of Class A common stock pursuant to the program, and we may modify, suspend or discontinue the program at any time. We will determine the timing and amount of repurchased shares, if any, in our discretion based on a variety of factors, such as the market price of our Class A common stock, corporate requirements, general market and economic conditions and applicable legal requirements.

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of October 29, 2022, we operated 247 stores in 33 states, averaging approximately 7,286 square feet per store, compared to 243 total stores last year at this time. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic and Operational Trends
Economic and Operational Impacts of the COVID-19 Pandemic. The economic impacts resulting from the COVID-19 pandemic (the "pandemic") have had, and may continue to have, a material effect on our business, financial condition and results of operations, as well as on the market generally. We may experience adverse impacts in the future, particularly related to broader economic conditions that result in significant part from pandemic-related factors. Further, we believe our operating results for fiscal 2021 were significantly aided by the considerable pent-up consumer demand exiting 2020 pandemic restrictions and the impact of federal stimulus payments. Additionally, the factors noted below have had, and are expected to continue to have, an adverse impact on our operating results during fiscal 2022. As a result, we expect our fiscal 2022 fourth quarter operating results will remain below fiscal 2021 levels. In addition to the economic impacts on us, the pandemic has had, and may continue to have, far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, store traffic, inventory and expense management, and management of our workforce.
Inflationary Cost Pressures. As of the date of this filing, the macro-economic environment arising out of the pandemic, supply chain disruptions and certain geo-political matters have resulted in significant price increases for the merchandise we purchase for sale to our customers as well as for gasoline, food and other consumables across the economy. We believe that these price increases have had, and will likely continue to have, a negative impact on consumer behavior and, by extension, our results of operations and financial condition during fiscal 2022.
Supply Chain Disruptions. We source a significant portion of our merchandise assortment from third parties who manufacture their products in countries that have experienced widespread issues with the pandemic and resulting macro-economic environment, thereby significantly impacting the global supply chain for merchandise inventories. These issues have resulted in, and are continuing to result in, shipping delays and increased shipping costs throughout the retail industry, including for us, which negatively affects both our ability to meet our customers' expectations timely and our results of operations. As a result, we have had to continuously adjust our merchandise planning, allocation and pricing strategies from historical practices, among other impacts, especially in anticipation of this year's holiday season.
Labor Challenges and Wage Inflation. The pandemic and the resulting factors above have also created challenges related to the availability of sufficient labor from time to time, and have caused a significant increase in the competition for labor among consumer facing companies. This competition for labor has driven significant increases in wages beyond government-mandated increases in minimum wages in order to compete for sufficient labor availability and/or to prevent the loss of existing workforce in our stores, distribution centers and corporate offices. We expect these pressures to continue through the end of fiscal 2022.
Preliminary Fiscal 2023 New Store Openings and Capital Expenditure Plans
During fiscal 2023, we currently expect to open up to 15 new stores within existing markets, primarily in California, Texas and the Northeast, assuming we are able to negotiate what we believe to be acceptable lease economics. We expect our total capital expenditures for fiscal 2023 not to exceed $25 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.

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
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution, and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise and shipping of merchandise to or from our distribution and e-commerce fulfillment centers and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.

We regularly analyze the components of gross profit as well as gross profit as a percentage of net sales. Specifically we look at the initial markup on purchases, markdowns and reserves, shrinkage, buying costs, distribution costs and occupancy costs. Any inability to obtain acceptable levels of initial markups, a significant increase in our use of markdowns or a significant increase in inventory shrinkage or inability to generate sufficient sales leverage on the buying, distribution, and occupancy components of cost of goods sold could have an adverse impact on our gross profit and results of operations.
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
Selling, General and Administrative Expenses
Our selling, general and administrative, or SG&A, expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth but will be expected to increase over time to support the needs of our growing company. SG&A expenses as a percentage of net sales are usually higher in lower-volume periods and lower in higher-volume periods.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Statements of Income Data:
Net sales	$177,847	$206,096	$491,930	$571,205
Cost of goods sold	122,346	128,612	338,870	362,751
Rent expense, related party	918	745	2,680	2,149
Total cost of goods sold	123,264	129,357	341,550	364,900
Gross profit	54,583	76,739	150,380	206,305
Selling, general and administrative expenses	48,134	47,609	137,405	135,607
Rent expense, related party	134	133	400	400
Total selling, general and administrative expenses	48,268	47,742	137,805	136,007
Operating income	6,315	28,997	12,575	70,298
Other income (expense), net	675	(1)	862	(219)
Income before income taxes	6,990	28,996	13,437	70,079
Income tax expense	1,841	8,162	3,656	17,888
Net income	$5,149	$20,834	$9,781	$52,191

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	62.4%	68.9%	63.5%
Rent expense, related party	0.5%	0.4%	0.5%	0.4%
Total cost of goods sold	69.3%	62.8%	69.4%	63.9%
Gross profit	30.7%	37.2%	30.6%	36.1%
Selling, general and administrative expenses	27.1%	23.1%	27.9%	23.7%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	27.1%	23.2%	28.0%	23.8%
Operating income	3.6%	14.1%	2.6%	12.3%
Other income (expense), net	0.4%	0.0%	0.2%	0.0%
Income before income taxes	3.9%	14.1%	2.7%	12.3%
Income tax expense	1.0%	4.0%	0.7%	3.1%
Net income	2.9%	10.1%	2.0%	9.1%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating Data:
Stores operating at end of period	247	243	247	243
Comparable store net sales change (1)	(14.9)%	31.3%	(14.9)%	18.2%
Total square feet at end of period (in '000s)	1,800	1,781	1,800	1,781
Average net sales per physical store (in '000s) (2)	$578	$678	$1,635	$1,892
Average net sales per square foot (2)	$79	$93	$224	$258
E-commerce net sales (in '000s) (3)	$36,308	$40,841	$95,821	$113,648
E-commerce net sales as a percentage of net sales	20.4%	19.8%	19.5%	19.9%
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
Third Quarter (13 Weeks) Ended October 29, 2022 Compared to Third Quarter (13 Weeks) Ended October 30, 2021
Net Sales
Total net sales were $177.8 million, a decrease of $28.2 million, or 13.7%, compared to $206.1 million last year, primarily due to the impacts of last year's pent-up consumer demand and stimulus payments resulting from the pandemic.
•Net sales from physical stores were $141.5 million, a decrease of $23.7 million or 14.4%, compared to $165.3 million last year. Net sales from physical stores represented 79.6% of total net sales compared to 80.2% of total net sales last year. We ended the third quarter with 247 total stores compared to 243 total stores at the end of the third quarter last year.
•Net sales from e-commerce were $36.3 million, a decrease of $4.5 million or 11.1%, compared to $40.8 million last year. E-commerce net sales represented 20.4% of total net sales compared to 19.8% of total net sales last year.
Gross Profit
Gross profit was $54.6 million, or 30.7% of net sales, compared to $76.7 million, or 37.2% of net sales, last year. Buying, distribution and occupancy costs deleveraged by 360 basis points collectively due to carrying these costs against a significantly lower level of net sales this year. Product margins declined by 300 basis points primarily due to an increased markdown rate compared to last year, during which we experienced record full price selling with an abnormally low markdown rate.
Selling, General and Administrative Expenses
SG&A expenses were $48.3 million or 27.1% of net sales, compared to $47.7 million, or 23.2% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.1%	$0.6	Increase in store payroll and related benefits as a result of having four net additional stores along with higher hourly wage rates.
0.7%	0.5	Increase in corporate payroll primarily due to wage inflation.
(0.9)%	(1.8)	Decrease in corporate bonus expense due to lack of a bonus accrual in fiscal 2022.
0.1%	(0.6)	Decrease in marketing expenses.
2.0%	1.8	Net change in all other SG&A expenses.
4.0%	$0.5	Total
Operating Income
Operating income was $6.3 million, or 3.6% of net sales, compared to $29.0 million, or 14.1% of net sales, last year.
Income Tax Expense
Income tax expense was $1.8 million, or 26.3% of pre-tax income, compared to $8.2 million, or 28.1% of pre-tax income, last year. The decrease in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Net Income and Income Per Diluted Share
Net income was $5.1 million, or $0.17 per diluted share, compared to $20.8 million, or $0.66 per diluted share, last year.

Thirty-Nine Weeks Ended October 29, 2022 Compared to Thirty-Nine Weeks Ended October 30, 2021
Net Sales
Total net sales were $491.9 million, a decrease of $79.3 million or 13.9%, compared to $571.2 million last year, primarily due to the impacts of last year's pent-up consumer demand and stimulus impacts resulting from the pandemic.
•Net sales from physical stores were $396.1 million, a decrease of $61.4 million or 13.4%, compared to $457.6 million last year. Net sales from stores represented 80.5% of total net sales compared to 80.1% of total net sales last year.
•Net sales from e-commerce were $95.8 million, a decrease of $17.8 million or 15.7%, compared to $113.6 million last year. E-commerce net sales represented 19.5% of total net sales compared to 19.9% of total net sales last year.
Gross Profit
Gross profit was $150.4 million, or 30.6% of net sales, compared to $206.3 million, or 36.1% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 300 basis points collectively despite being $0.9 million lower than last year due to carrying these costs against a significantly lower level of net sales this year. Product margins declined by 250 basis points primarily due to an increased markdown rate compared to last year, during which we experienced record full price selling with an abnormally low markdown rate.
Selling, General and Administrative Expenses
SG&A expenses were $137.8 million or 28.0% of net sales, compared to $136.0 million, or 23.8% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.4%	$3.1	Increase in store payroll and related benefits as a result of having four net additional stores along with higher hourly wage rates.
0.3%	1.7	Credit from the reversal of a disputed California sales tax assessment in last year's first quarter.
0.3%	1.0	Increase in software as a service costs.
(1.1)%	(6.1)	Decrease in corporate bonus expense due to lack of a bonus accrual in fiscal 2022.
0.2%	(1.0)	Decrease in e-commerce marketing expense.
2.1%	3.1	Net change in all other SG&A expenses.
4.2%	$1.8	Total
Operating Income
Operating income was $12.6 million, or 2.6% of net sales, compared to $70.3 million, or 12.3% of net sales, last year.
Income Tax Expense
Income tax expense was $3.7 million, or 27.2% of pre-tax income, compared to $17.9 million, or 25.5% of pre-tax income, last year. The increase in the effective income tax rate was primarily due to the discrete tax effects of stock-based compensation.
Net Income and Income Per Diluted Share
Net income was $9.8 million, or $0.32 per diluted share, compared to $52.2 million, or $1.68 per diluted share, last year.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations.
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

Working Capital
Working capital at October 29, 2022, was $90.0 million compared to $91.8 million at January 29, 2022, a decrease of $1.8 million. The primary changes in our working capital during the first three quarters of fiscal 2022 were as follows:

$ millions	Description
$91.8	Working capital at January 29, 2022
(22.6)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net income and payment of fiscal 2021 corporate bonus.
(10.9)	Repurchase of shares under our share repurchase program.
13.9	Increase in merchandise inventories, net of accounts payable.
7.3	Increase primarily due to a decrease in accrued compensation and benefits, including payment of fiscal 2021 corporate bonus.
4.6	Increase in receivables, primarily due to timing of credit and debit card receivables.
3.2	Increase primarily due to a decrease in gift card liability.
1.8	Increase primarily due to a decrease in accrued expenses.
0.9	Other net increases.
$90.0	Working capital at October 29, 2022
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirty-nine weeks ended October 29, 2022 compared to the thirty-nine weeks ended October 30, 2021 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net cash (used in) provided by operating activities	$(11,082)	$46,850
Net cash provided by (used in) investing activities	55,513	(42,061)
Net cash used in financing activities	(10,846)	(21,581)
Net change in cash and cash equivalents	$33,585	$(16,792)
Net Cash (Used in) Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based expense, plus the effect on cash of changes during the period in our assets and liabilities.
Net cash used in operating activities was $11.1 million this year compared to net cash provided of $46.9 million last year. The $57.9 million decrease in cash provided by operating activities was primarily due to lower net sales in fiscal 2022 compared to record net sales in fiscal 2021. The net sales decline was primarily due to the impacts of pent-up customer demand following the winding down of the 2020 pandemic restrictions and the pandemic-related federal stimulus payments on fiscal 2021 operations, coupled with the negative impact of a highly inflationary consumer environment in fiscal 2022.
Net Cash Provided by (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $55.5 million this year compared to $42.1 million in net cash used last year. Net cash provided by investing activities in the first three quarters of fiscal 2022 consisted of maturities of marketable securities of $117.2 million, partially offset by the purchases of marketable securities of $49.8 million and capital expenditures totaling $11.9 million. Net cash used in investing activities during the first three quarters of fiscal 2021 consisted of purchases of marketable securities of $126.4 million and capital expenditures totaling $10.9 million, partially offset by the maturities of marketable securities of $95.2 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowings and repayments of our line of credit, taxes paid in lieu of shares issued for share based compensation, share repurchases and proceeds from employee exercises of stock options.
Net cash used in financing activities was $10.8 million this year compared to net cash used of $21.6 million last year. Financing activities in the first three quarters of fiscal 2022 consisted of cash used to repurchase shares of our common stock of

$10.9 million, partially offset by proceeds from the exercise of stock options of $56 thousand. Financing activities in the first three quarters of fiscal 2021 consisted of dividends paid of $30.7 million, partially offset by proceeds from the exercise of stock options of $9.1 million.
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
In connection with the entry into the Credit Agreement, on January 20, 2022, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Bank (ii) the Guaranty entered into by the Company and (iii) a third party pledge agreement entered into by the Company in favor of the Bank. The security agreement, the guaranty and the pledge agreement replaced (a) the guaranty by the Company in favor of the Bank, dated November 9, 2020, and (b) the security agreement dated as of November 9, 2020, between the Company and the Bank, which were both terminated concurrently with the termination of the Prior Credit Agreement.
As of October 29, 2022, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
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
Contractual Obligations
As of October 29, 2022, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 29, 2022, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 29, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Report, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a detailed discussion of the risks that affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchases of Class A common stock during each of the fiscal months during our first nine months of fiscal 2022:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 30, 2022 - February 26, 2022	—	$—	—	—
February 27, 2022 - April 2, 2022	428,089	9.36	428,089	1,571,911
April 3, 2022 - April 30, 2022	463,944	8.93	892,033	1,107,967
May 1, 2022 - May 28, 2022	95,394	8.76	987,427	1,012,573
May 29, 2022 - July 2, 2022	—	—	987,427	1,012,573
July 3, 2022 - July 30, 2022	—	—	987,427	1,012,573
July 31, 2022 - August 27, 2022	—	—	987,427	1,012,573
August 28, 2022 - October 1, 2022	270,903	6.93	1,258,330	741,670
October 2, 2022 - October 29, 2022	—	—	1,258,330	741,670
Total	1,258,330	$8.63	1,258,330	741,670
(1) On March 14, 2022, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized to repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades or by any other means in accordance with federal securities laws.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K filed by the Company with the Securities and Exchange Commission on November 22, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 7, 2022
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 7, 2022
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)