Form 10-K
period 2023-01-28
TILLY'S, INC.
filed 2023-04-13
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☒
Nonaccelerated filer:	☐	Smaller reporting company:	☒
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of July 29, 2022, the last trading day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $170,252,722 based on the closing price of the registrant's common stock of $7.57 per share.
As of April 7, 2023, the registrant had 22,570,961 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders anticipated to be held June 14, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•the impact of fluctuations in the price and availability of raw materials, labor, and transportation;
•the continued impacts of the COVID-19 pandemic;
•our ability to generate sufficient cash flows to make significant periodic lease payments for our stores, corporate offices and distribution centers;
•our ability to compete effectively in an environment of intense competition in stores, online and on social media marketing platforms;
•our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;
•our ability to identify and respond to new and changing customer fashion preferences and fashion-related trends;
•our ability to successfully open new stores and profitably operate our existing stores;
•our ability to secure desirable lease arrangements and other economics to support the rate of our planned store growth;
•our ability to attract customers to our e-commerce website and generate acceptable levels of return from our digital marketing efforts and other e-commerce growth initiatives;
•the success of the malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations in which our stores are located;
•our ability to adapt to unseasonable weather impacting sales of our seasonal merchandise;
•our dependence on third-party vendors to provide us with sufficient quantities of merchandise at acceptable prices and on time;
•our ability to adapt to significant changes in sales due to the seasonality of our business;
•our dependence upon key executive management or our inability to hire or retain the talent required for our business;
•our ability to establish, maintain and enhance a strong brand image;
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
•our ability to adapt to risks associated with climate change;
•our ability to respond to litigation claims we are subject to;
•failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•our ability to effectively respond to continuing disruptions in our supply chain and distribution center;
•our ability to adjust to increasing costs of mailing catalogs, paper and printing;
•failure of our information technology systems to support our current and growing business, before and after our planned upgrades;
•our ability to secure our data and comply with privacy laws and the security standards for the credit card industry;

•disruptions to our information systems in the ordinary course of business, as a result of systems upgrades or due to intentional attacks;
•our inability to protect our trademarks or other intellectual property rights;
•our potential liability if we or our vendors unknowingly infringe upon the intellectual property rights of third parties;
•natural disasters, unusually adverse weather conditions, port delays, boycotts, epidemics, pandemics, acts of war, terrorism, civil unrest and other unanticipated events;
•the potential effects of unionization and work stoppages or slowdowns by our employees;
•our ability to respond to changes in employment laws;
•our ability to generate adequate cash from our existing stores and e-commerce to support our growth;
•continuing costs incurred as a result of being a public company; and
•our responses to climate change, environmental, social, and governance initiatives, and sustainability initiatives.
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 249 stores in 33 states as of January 28, 2023. Our stores are located in a variety of retail centers, including malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature substantially the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened their first store in Orange County, California. Since 1984, the business has been conducted through World of Jeans & Tops ("WOJT"), a California corporation, which operates under the name "Tillys". In May 2011, Tilly's, Inc., a Delaware corporation, was formed solely for the purpose of reorganizing the corporate structure of WOJT in preparation for an initial public offering. As part of the initial public offering in May 2012, WOJT became a wholly owned subsidiary of Tilly's, Inc.
As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms "the Company", "we", "our", "us", and "Tillys" refer to Tilly's, Inc. and its subsidiary, WOJT.
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2022" refers to the fiscal year ended January 28, 2023; "fiscal 2021" refers to the fiscal year ended January 29, 2022; and "fiscal 2020" refers to the fiscal year ended January 30, 2021.
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
•Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in a variety of retail centers and geographies. We operate stores in malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations across 86 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.
•Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We offer an integrated digital platform for our customers to shop how and when they like, in-store, online and on their mobile device, to drive meaningful connection with our customers. We regularly collaborate with our brand partners on exclusive, compelling in-store events, new customer acquisition, and contests to build credibility with our target audience, while actively involving our brand partners, and strengthening the connection between Tillys and our customers' active lifestyle. We have a growing customer loyalty program, “Tilly’s Rewards”, to regularly engage with our customers, reward our most loyal customers, provide loyalty only events, and gain valuable insights. From time to time, we distribute catalogs and postcards to potential and existing customers to familiarize them with the Tillys brand, our exclusive brands and products, and to drive traffic to our stores and website. We use social media to communicate directly with our customers while also encouraging customers to interact and provide feedback on our events and products. We also partner with influencers to drive brand awareness and create excitement for new products. All of these programs are complemented by our digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. We also seek to maintain a connection with our local communities through our various community outreach initiatives and events.
•Systems and distribution/fulfillment infrastructure to support growth. We believe our existing distribution, fulfillment and allocation infrastructure is adequate to support continued growth for the next few years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. During fiscal 2023, we plan to update our warehouse management systems to improve efficiency and position ourselves for longer-term anticipated growth in our business.
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
•Continue Growing E-Commerce. Our e-commerce net sales represented approximately 21% of our total net sales for each of fiscal 2022 and 2021. In fiscal 2020, our e-commerce net sales represented 33% of our total net sales, which was significantly accelerated as a result of pandemic-related store shutdowns, restrictions on store operating hours and customer occupancy limits in stores, and pandemic-related changes in consumer behaviors. In fiscal 2021 and thereafter, there was a resurgence in our customers' preference for shopping in stores relative to e-commerce which resulted in a reduced level of e-commerce net sales, although e-commerce net sales were significantly higher than pre-pandemic levels. Notwithstanding the impacts of the pandemic, we believe that significant growth opportunities continue to exist for our e-commerce business and, relative to fiscal 2022, we believe it may continue to grow as a percentage of total net sales in the future. We believe our e-commerce platform is an extension of our brand and retail stores, and we seek to maintain an extensive selection of our newest and best merchandise assortment online, including an extended product assortment. Our goal is to provide our customers with a seamless shopping experience. Our e-commerce platform allows us to reach new customers, and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states and the District of Columbia although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In recent years, we have invested in a new point-of-sale system in stores, an upgraded e-commerce website platform, and a new order management system that is integrated with our stores and website to allow for certain omni-channel capabilities, including fulfilling e-commerce orders from stores when items are out of stock in our e-commerce distribution center, allowing customers to place orders online for in-store or curbside pickup, or to have items shipped to them from our stores. We have also partnered with Afterpay and Uber Eats to offer our customers greater flexibility in payment options and delivery convenience. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key factors we expect to drive growth may include online and mobile application marketing efforts, including greater customer personalization based on their shopping patterns, enhancing the efficiency and responsiveness of our digital capabilities, continuing our catalog program, and supplementing the assortment available in our brick-and-mortar stores with additional online-only styles, and print-on-demand offerings. We also expect to continue to expand digital marketing efforts, customer loyalty, SMS marketing, and build brand awareness in the communities surrounding our existing stores to drive growth in net sales from both brick-and-mortar stores and e-commerce.
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
•Enhancing Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores as well as shipping product from our e-commerce fulfillment center to our stores. We also offer buy online pick-up in store, same-day delivery, curbside pickup and ship-to-store ordering options from a large majority of our stores. We upgraded our website platform to a more mobile-responsive version in fiscal 2022. We plan to upgrade our mobile app (iOS and Android) in fiscal 2023, to a more loyalty focused application, targeted to our most loyal customers. We believe these omni-channel capabilities and investments will drive additional traffic to our stores, increase sales opportunities with customers who come to the store to pick up their online orders, and improve our online conversion rates overall.
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
•Real Estate Opportunities. With 249 total stores at the end of fiscal 2022, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. We currently expect to open up to 10 new stores during fiscal 2023 within existing markets, assuming we are able to negotiate what we believe to be acceptable lease economics. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have approximately 78 lease decisions to make during fiscal 2023, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if acceptable potential for profitability cannot be obtained through lease negotiations with landlords.
Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear, accessories and hardgoods that best represent their active, outdoor and social lifestyles. We believe we offer an unparalleled selection of global, specialty and emerging brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us to identify and address trends more quickly, offer a greater range of price points, and manage our inventories more dynamically. We offer a mix of merchandise for young men, young women, boys and girls across the apparel, footwear, accessories and hardgoods categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, swim and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, small electronics and accessories, handbags, watches, jewelry, and more. Hardgoods includes items such as skateboards, longboards, and related equipment for skateboarding, surfing or snowboarding. We focus on our merchandise presentation and vary the visual displays in our stores and windows and website throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 68%, 70% and 74% of our total net sales in fiscal 2022, 2021 and 2020, respectively, with no third-party brand accounting for more than 5% of our total net sales during fiscal 2022.
Selected third-party brands (in alphabetical order) include:
Adidas            BDG            Billabong        Birkenstock        Brixton
Champion        Converse        Diamond Supply        Dickies            Dr. Martens
Ethika            Free People        G-Shock            Herschel Supply Co.    HUF                    Hydro Flask        Jansport            Levi's            New Balance Nike SB            O'Neill            Obey            Primitive        RayBan            Reebok        Riot Society        Rip Curl            Roxy            RVCA            Salty Crew        Santa Cruz        Spy            Stance            The North Face        Vans            Volcom

We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 32%, 30% and 26% of our total net sales in fiscal 2022, 2021 and 2020, respectively. In fiscal 2022, our top two selling brands overall were our proprietary RSQ brand (19% of our total net sales) and our proprietary Full Tilt brand (8% of our total net sales).
Examples of our proprietary brands, ranked by total net sales generated in fiscal 2022, include:

Denim, apparel and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel for young women

Apparel, beauty and fragrance brand for young women

Apparel and accessories brand for young men and boys

Apparel and accessories for young women

Apparel for young men

Apparel brand for young women
We believe that our extensive selection of merchandise, from established global, specialty and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our image as a destination for the most sought-after apparel, footwear, accessories and hardgoods.

Merchandise Purchasing
Our merchandising team is organized by category and product type under the leadership of our lead merchandising executive and our divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe a key element of our success is our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers.
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
Stores
As of January 28, 2023, we operated 249 stores in 33 states averaging approximately 7,300 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $2.2 million per store, or $297 per square foot, in fiscal 2022.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2022	2021	2020
Regional Mall	140	137	136
Off-Mall (1)	91	90	87
Outlet	18	14	15
	249	241	238
(1)Includes lifestyle centers, "power" centers, community centers, and street-front locations.

The table below shows the total number of stores by state as of January 28, 2023:

State	Number of Stores	State	Number of Stores
Arizona	17	New Jersey	7
California	101	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	2
Illinois	7	Oregon	4
Indiana	4	Pennsylvania	4
Kansas	1	Rhode Island	2
Maryland	1	South Dakota	1
Massachusetts	5	Tennessee	3
Michigan	3	Texas	19
Minnesota	2	Utah	6
Missouri	1	Virginia	3
Nebraska	1	Washington	6
New Hampshire	2	Wisconsin	3
Nevada	7
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
Store Expansion Opportunities and Site Selection
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2018	16	6	229
2019	14	3	240
2020	2	4	238
2021	9	6	241
2022	11	3	249
	52	22
We currently expect to open up to 10 new stores during fiscal 2023 within existing markets, assuming we are able to negotiate what we believe to be acceptable lease economics. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and new markets with high population density, clustering our stores to build better brand awareness in key markets. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We may also close a limited number of stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.
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
We believe Tillys is a place where people have a voice, will be heard, and have bias-free opportunities. Accordingly, our workplace is built upon the foundation of equity and inclusion where its people are diverse in their backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back, and empowering others. In this regard, we aim to be an inclusive reflection of our customers, employees, and business partners. Pay equity, without regard for race or gender, is a base line component of this focus on equity and inclusion.
E-Commerce
Our e-commerce platform generated total net sales of $141 million during fiscal 2022, or 21.0% of our total net sales. We believe our digital platform is an extension of our brand and retail stores and we seek to maintain an extensive selection of our newest and best merchandise assortments online at any point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia even though we have brick-and-mortar stores in only 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an effective advertising vehicle for our retail stores. Our digital platform provides substantially the same assortment available in our brick-and-mortar stores, supplemented by additional online-only styles and print-on-demand product offerings. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online, including our catalog, postcards, marketing materials in our retail stores, search engine marketing, paid social media marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing, SMS marketing, and direct mail. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations. We plan to continue to enhance our customers' experience by upgrading our mobile application during fiscal 2023.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize a omni-channel marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:
•Loyalty Program. We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be used towards purchase of merchandise. Once an award is earned, our loyalty program allows customers to redeem their award instantly towards the purchase of merchandise or to continue to build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the customer's original purchase date. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. We are actively engaging with customers through Tilly's Rewards by offering early access to product launches, events and promotional deals to loyalty members. We are also using the data and information provided by loyalty members to personalize the experience to the user and improve the communication and offering. We plan to continue to further enhance this program during fiscal 2023.
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
•Social Media. Our customers find new brands and seasonal trends through use of social media. We create engaging and timely content across a variety of social media platforms to share the latest trends, brands, seasonal collection and trending memes to keep our audience of fans and followers engaged with our content. Our influencer strategy, in support of driving brand awareness and growth, is designed to connect customers to key categories, trends and activities that is authentic to the Tillys brand.
•Brand Partnerships. We partner and collaborate with our vendors around exclusive events like photo opportunities, in-store performances, contests, demos, online marketing, giveaways, shopping sprees and VIP trips. We organize a variety of events, many involving influencers, musicians, and athletes. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic way.
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
•Community Outreach. We support the Tilly’s Life Center Foundation ("TLC"), a non-profit charitable organization managed by our co-founder, Tilly Levine, which seeks to empower our youth and improve their self-confidence through a variety of educational programs. We have given our customers the opportunity to support TLC with point-of-sale donations by allowing them to elect to "round up" their purchases to the nearest dollar and donate the rounded up portion to TLC. Through our “We Care Program” and in partnership with our vendors, we routinely support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.
Distribution
We process and distribute merchandise to our stores through a 126,000 square foot distribution facility co-located with our headquarters in Irvine, California. Our distribution center infrastructure includes warehouse management systems, material-handling equipment, radio frequency technologies, and automated sortation systems to enhance our processing speed and support our business needs. We ship merchandise to our stores multiple times per week, providing them with a steady flow of both new and replenishment products. Merchandise is shipped in a floor-ready condition (having price tickets, sensor tags and hangers when required), allowing store employees to spend less time with merchandise processing tasks and more time serving our customers. We use our own fleet of trucks to transport merchandise to our Southern California stores and third-party distributors to transport merchandise to stores outside of our local area.
We also operate an 81,000 square foot e-commerce fulfillment center in Irvine, California to process e-commerce orders in a highly automated environment that leverages material-handling equipment, automated systems and other technologies consistent with our current distribution facility in order to support our e-commerce growth initiatives.
We believe our distribution and fulfillment infrastructure is adequate to support our current business needs and growth strategies over the next few years. In fiscal 2023 we have initiated a plan to upgrade our warehouse management systems to allow for more efficient inventory management across our distribution facilities to support future growth. We currently anticipate this project to be complete in early fiscal 2024.
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
During fiscal 2022, we re-platformed our e-commerce website to the latest version of Salesforce SFRA, upgraded all store point-of-sale hardware, increased redundancy of internet data connectivity to all stores, and integrated new means of delivery to our customers. We believe that these enhancements will improve our customer engagement, increase sales opportunities, enhance our real-time inventory visibility and order management, facilitate seamless omni-channel execution integrated across mobile devices and stores and allow for effective customer relations management capabilities. We plan to further optimize our

e-commerce platform and mobile application during fiscal 2023 and upgrade our warehouse management software that will serve both our stores and e-commerce distribution operations.
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, Forever 21, H&M, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, online retailers such as Shein and Fashion Nova, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and that target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
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
Employees
As of January 28, 2023, we employed approximately 1,525 full-time and approximately 4,650 part-time employees, of which approximately 525 were employed at our corporate office and distribution facilities and approximately 5,650 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2022, varied between approximately 5,400 and 7,300 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Environmental, Social, Governance (ESG) Matters
Environmental Matters
From a merchandising perspective in fiscal 2022, we continued to grow our sustainability program in partnership with a variety of nationally and globally recognized third-party brands. We have curated a collection of over 1,800 product choices, an increase from 1,600 in fiscal 2021, that have a reduced impact on the environment as a result of the use of recycled or reusable materials, organic cotton, and/or are certified by third-party organizations to specific sustainability standards. Selected brands involved in our sustainability program partnership include, among others, HydroFlask, Jansport, The North Face, Billabong, adidas, Birkenstock, Teva, Columbia, Vans, Levi’s, Obey, Vissla, Brixton, Katin, RVCA, Santa Cruz, and O’Neill, as well as our own RSQ and Blue Crown proprietary brands. We ended fiscal 2022 with an aggregate of approximately 6% of our total inventory composed of products containing at least one of the sustainability features noted above.
As of March 15, 2023, approximately 79% our Men’s RSQ shorts and swim had sustainable features. For example, all twill shorts and Men's RSQ and Blue Crown swim contain 20% to 30% Repreve fabric (recycled plastic bottles turned into polyester yarn).
In early 2022, we joined the Better Cotton Initiative ("BCI"), a global cotton sustainability organization that helps ensure clothing manufacturers are sourcing more sustainable cotton with a lower environmental and social impact, including crop protection, water stewardship, soil health, and decent working conditions. During fiscal 2022, 27% of our cotton used in our proprietary brand products was sourced as Better Cotton, and we are working towards a goal of sourcing Better Cotton for at least 50% of the cotton used in our proprietary brand products by 2026.
In fiscal 2022, our proprietary RSQ brand launched a partnership with a leading materials science company, Recover™, which produces recycled cotton fiber from textile waste. As part of this partnership, during fiscal 2022, we included recycled cotton fibers developed by Recover™ in a capsule collection of several denim styles, as well as a t-shirt and jacket. We plan to continue to grow our partnership with Recover™ in fiscal 2023, aligning with our long-term sustainability strategy and highlighting the importance of sustainability to our business and to our customer.
We continue to partner with REPREVE®, which produces recycled polyester from plastic water bottles. Repreve is used in select styles by our branded partners, as well as select styles by our proprietary RSQ and Blue Crown brands. Repreve is used in a number of our product categories and fabrications, including denim, swim, chino, and fleece.
During fiscal 2022, we continued to grow our print-on-demand business. This not only has increased our choice count and offerings from a merchandising perspective, but it has also helped reduce markdowns and waste as garments are not printed until ordered by customers.
We also continued our Restored by Tillys collection, a collection of vintage, upcycled, and previously owned, product both online and in 14 of our stores. We ended fiscal 2022 with over 4,000 units of Restored by Tillys product sold, up from approximately 3,600 in fiscal 2021.
As supported by consumer demand, we plan to continue to encourage our merchants and brand partners to support sustainable product stories and to continue to build the percentage of our product offerings that have sustainable features.
From a distribution center operations perspective, all purchased corrugated boxes used for shipping products from our distribution center to Tillys stores are made from previously used corrugated material. During fiscal 2022, we reused approximately 60% of those corrugated boxes for future shipping needs, and we recycled the remaining 40% of corrugated boxes. We recycle all plastic packing material received with merchandise from our product suppliers. Our distribution centers are equipped with approximately 75% DesignLights Consortium (“DLC”) classified LED lamps. We have also recently applied for our California Green Business Network Certification for our e-commerce distribution center.
In our stores, our shopping bags, as well as all polyester bags used to ship e-commerce orders to customers, are comprised of at least 90% recycled materials. Since 2018, we have used air conditioning equipment with energy efficiency ratings well above the minimum required rating by The International Energy Conservation Code and Building Energy Efficiency Standards. As of the end of fiscal 2022, over 80% of all lighting utilized in our stores are LED lamps, which reduce energy consumption both in terms of watts per lumen and reduced air conditioning usage as a result of the lower heat produced by LEDs compared to other lighting sources. All stores are equipped with UN-tested and approved lighting recycling boxes. In constructing our stores, we utilize reclaimed wood in various design elements that is 100% certified by the Forest Stewardship Council as coming from responsibly managed forests. All wall coverings utilized in our stores are manufactured with FSC-certified recycled fiber. We require the use of zero or low volatile organic compounds materials in our new store construction, which includes adhesives, primers, paints, sealers, caulks and other coatings. All stores use biodegradable cleaning solvents for cleaning and disinfection. In our restrooms at all locations, we use toilets that are certified as water-efficient by Watersense and comply with the California Green Building Code, utilizing less water than standard toilets. In certain locations, we also use water-conserving metering faucets that prevent excess water usage and/or on-demand water heaters to reduce energy consumption. In certain locations we also utilize a waste management company that diverts a minimum of 65% of the non-hazardous construction and demolition waste from landfills for recycling.
In our corporate offices, all buildings are equipped with lighting sensors to ensure occupancy before energy usage occurs. All facilities are equipped with exterior LED lighting, including wall packs and parking light poles, with a Premium DLC classification rating that provide an estimated annual energy consumption savings of approximately 144,000 kWh compared to standard lighting. We have recycling bins for paper products, bottles and cans throughout our facilities. Biodegradable cleaning solvents are used throughout our facilities for cleaning and disinfecting purposes. We are currently in the process of installing EV charging stations at all 4 corporate facilities. In fiscal 2023, solar panels will be installed at corporate locations that will generate the majority of our logistics operations. We also currently sponsor 31 adopt-a-highway locations in California and Arizona to help fund trash removal from the local highways in the markets within which we operate our stores.
From a technology perspective, in fiscal 2022, we significantly improved energy efficiency of our data center located in Irvine, CA, by migrating the information to a newer generation all flash storage array. Earlier in fiscal 2022, we also migrated our production systems located in Irvine, CA to Las Vegas, NV, which location is operated with 100% renewable energy and thus power consumption and footprint was significantly reduced. In addition, we consolidated our entire virtualized server environment with the migration, shutting down half of our servers and reducing power draw by close to 50%. We also recycle e-waste from certain computer and other electronic components.
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
•Through our "We Care" program and in partnership with our vendors, we routinely support and participate in various academic, art, and athletic programs at local schools and other organizations within the communities surrounding our stores.
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
We also maintain a Regulation FD-compliant Investor Relations policy which limits the time periods during which Company management is authorized to discuss business matters with external stock analysts and stockholders. Company management is precluded from communicating with such external parties for the final two weeks of each quarter and until the next quarterly earnings release has taken place.
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
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, inflation in housing, energy, gasoline and food costs, interest and tax rates, employment levels, salary and wage levels, general business conditions, and the availability of consumer credit. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, including the COVID-19 pandemic, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in consumer spending during certain periods of fiscal 2022 in light of the recent decreases in consumer confidence and concerns regarding the current economic environment, and similar impacts may occur in the future. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.
A rise in the cost of products and services that are necessary for the operation of our business could increase our cost of sales and cause our results of operations and margins to decline.
Fluctuations in the price, availability and quality of fabrics or other raw materials used to manufacture our products, as well as the price for transportation and labor, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, because a key component of our clothing is cotton, increases in the cost of cotton may significantly affect the cost of our products and could have an adverse impact on our cost of sales. We may not be able to pass all or a portion of these higher costs on to our customers, which could have a material adverse effect on our profitability. In addition, our results of operations and financial condition may be materially adversely impacted by continued heightened levels of inflation and interest rate increases, including those experienced globally as a result of the COVID-19 pandemic. These economic pressures may result in increased costs for many products and services that are necessary for the operation of our business (including product costs, labor costs, shipping costs, and digital marketing costs, among others), as well as decreases in consumer spending or demand for our products, any of which could adversely impact our financial condition and results of operations.

The COVID-19 pandemic has materially disrupted our operations and may have an adverse effect on our business.
To date, the COVID-19 pandemic has had far-reaching impacts on many aspects of our operations, directly and indirectly, including on consumer behavior, our people, store traffic, operational capabilities and our operations generally, timing of deliveries, demands on our information technology and e-commerce capabilities, expense management, lease negotiations, managing our workforce, as well as our ability to procure sufficient quantities of inventory in line with our sales plans, or to effectively manage inventory levels on an ongoing basis relative to net sales performance and changing market conditions, in light of ongoing supply chain disruptions that significantly altered historical product flows both in terms of timing and amount of inventory available, which have materially disrupted our business and the market generally. For example, the COVID-19 pandemic resulted in, and may in the future result in, further, regional quarantines, labor stoppages and shortages, changes in consumer purchasing patterns, mandatory or elective shut-downs of retail locations, including the closure of all of our stores and distribution centers in 2020, disruptions to supply chains, including the inability of our suppliers and service providers to deliver materials and services on a timely basis, or at all, severe market volatility, liquidity disruptions and overall economic instability, which, in many cases, have had, and we expect may continue to have, material adverse impacts on our business, financial condition and results of operations.
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
Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may also elect, or be required, to take actions with respect to some or all of our existing leases that are in contravention to the existing terms of those leases in response to adverse pressures, including negotiating with landlords for rent abatement, terminating certain leases, or discontinuing payment, such as the actions we took in response to the closures of our stores during the COVID-19 pandemic, which may subject us to legal, reputational and financial risks. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.
We face intense competition in our industry and we may not be able to compete effectively.
The retail industry is highly competitive. We currently compete with a variety of publicly-traded and privately-held specialty apparel retail chains such as, but not limited to, Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, Forever 21, H&M, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, e-commerce only retailers, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and other new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers noted above could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors and third-party brands may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.

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
Fashion trends in the apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends, misjudge the market for a trend, or fail to timely secure then-fashionable inventory, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory or missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
Our continued growth depends upon our ability to successfully open profitable new stores and improve the performance of our existing stores, which is subject to a variety of risks and uncertainties.
We have grown our store count over time, however, there can be no assurance that we will continue to be able to open new stores that are profitable or to continue to improve the performance of our existing stores sufficiently to improve our profitability.
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
•managing and expanding our infrastructure to accommodate growth; and
•integrating the new stores with our existing buying, distribution and other support operations.
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
•diversion of traffic from our stores;
•risks related to proper allocation of merchandise between e-commerce and stores;
•liability for online content;
•government regulation impacting the Internet, including with respect to privacy; and
•risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, other cyber security breaches, system errors or failures, or similar disruptions.
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
We have historically depended on the location of our stores to generate a large proportion of traffic to our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain desirable store locations within retail centers or the selection by prominent retailers and businesses of other locations. We, and the retail industry generally, have experienced continued declines in consumer traffic to retail centers as consumer purchasing behaviors have shifted toward online purchases (which was significantly affected by the COVID-19 pandemic) and we may experience further declines in the future. A continuing reduction in traffic to retail centers may likely lead to a decrease in our net sales and results of operations, which could have a material adverse effect on our financial condition, results of operations and stock price.
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
We purchase merchandise in advance of the season in which it will be sold and if we purchase too much inventory or do not receive inventory on time we may need to reduce prices in order to sell it, which may adversely affect our overall profitability.
We must actively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products or if we fail to accurately predict fashion trends or consumer demands, economic trends or unseasonable weather impacts the anticipated demand for certain product categories, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. Due to continued supply chain disruptions, we may fail to receive inventory timely or in line with when we anticipate customers will be seeking to purchase merchandise for a given season. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons. If we are not successful in selling our inventory during these periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.

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
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers, supply chain disruption, or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. Additionally, instances of supply chain disruptions and delays, such as those we experience in connection with the COVID-19 pandemic, as well as continued heightened inflation, could lead to inefficiencies and heightened costs passed to us by our vendors that could negatively impact our performance and our results of operations. Further, if we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.
If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution and e-commerce fulfillment centers, or our corporate offices, our business could be adversely affected.
Our success depends upon the quality of the employees we hire. We seek employees who are motivated, represent our corporate culture and brand image and, for many positions, have knowledge of our merchandise and the skill necessary to excel in a customer service environment. The turnover rate in the retail industry is high and finding qualified candidates to fill positions may be difficult. If we cannot attract and retain corporate and distribution center employees, regional, district and store managers, and store associates with the qualifications we deem necessary at requisite cost, our ability to effectively operate and expand may be adversely affected. We additionally rely on temporary personnel to staff our distribution and fulfillment centers, as well as seasonal part-time employees to provide incremental staffing to our stores in busy selling seasons such as the back-to-school and winter holiday seasons. In response to the COVID-19 pandemic, we furloughed certain of our employees and, thereafter, have experienced challenges in finding temporary or seasonal staffing, which may create additional challenges in attracting and retaining quality employees in the future. We cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel or increase costs, and negatively impact our operations.
Our business largely depends on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.
We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. As we execute our growth strategy, our ability to maintain the strength and distinctiveness of our brand image in our existing markets, successfully integrate new stores into their surrounding communities, or to expand into new markets will be adversely impacted if we fail to connect with our target customer. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, e-commerce, social media, community relations, store graphics, catalog distribution and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand in new and existing markets could harm our business, results of operations and financial condition.
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
Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, including as a result of the COVID-19 pandemic, which continues to result in material delays in the delivery of certain merchandise to us from foreign manufacturers. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts (including as a result of the COVID-19 pandemic or other events) could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.
Our corporate headquarters, distribution and e-commerce fulfillment centers and certain information technology systems are in Irvine, California, and if their operations are disrupted, we may not be able to fully operate our store support functions, ship merchandise to our stores, or fulfill e-commerce orders, which would adversely affect our business.
Our corporate headquarters, distribution centers and certain information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of the pandemics/epidemics, including COVID-19 pandemic, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. For example, in connection with the COVID-19 pandemic, we discontinued the operations of the distribution center for our stores and implemented other precautions in our corporate offices and distribution centers that materially disrupted our operations in Irvine, California, and we may need to do so again in the future. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to certain natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
Our stores are mostly located in the southwestern and northeastern United States and in Florida, with a significant number of stores located in California, putting us at risk of region-specific disruptions.
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
Factors associated with climate change could adversely affect our business.
We are subject to several risks related to climate change that could adversely affect our business. For example, we use natural gas, gasoline, and electricity in our distribution and retail operations, and increases in costs related to those resources could adversely affect our profitability. Similarly, our third-party vendors, manufacturers, and distribution providers also use such resources in their operations, and they may pass along increases to such costs to us. Government regulations limiting carbon dioxide and other greenhouse gas emissions may also increase compliance, shipping, and merchandise costs, and other regulation affecting energy inputs, could materially affect our profitability. As the economy transitions to lower carbon intensity, we cannot guarantee that we will make adequate investments or successfully implement strategies that will effectively achieve our climate-related goals, which could lead to negative perceptions among customers and investors and result in reputational harm. Climate change, extreme weather conditions, wildfires, droughts, and rising sea levels could affect our ability to procure merchandise at costs and in quantities we currently experience.
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
Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Chief Strategy Officer and Executive Chairman of our Board of Directors, and Edmond Thomas, our President and Chief Executive Officer, and we may be unable to retain their services. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. Except for Mr. Thomas, none of our employees has an employment agreement. We do not intend to purchase key person life insurance covering any employee. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.
We rely on third parties to deliver merchandise to our stores located outside of southern California and therefore our business could be negatively impacted by disruptions in the operations of these third-party providers.
We rely on third parties to ship our merchandise from our distribution center in Irvine, California to our stores located across the United States, as well as to ship e-commerce sales packages directly to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and their ability to meet our shipping demands (including as a result of pandemics/epidemics, including the COVID-19 pandemic). If we are forced to use other delivery services, our costs could increase, and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain delivery terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.
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

Risks Related to Information Technology, Data Privacy and Intellectual Property
If our information technology fails to operate or is unable to support our growth, our operations could be disrupted.
We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our e-commerce platform and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our growth, our store and e-commerce operations could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure, which may negatively impact our financial condition.
Our business is subject to a variety of laws, rules, and other obligations regarding data protection and privacy, which could result in additional compliance costs, subject us to enforcement actions, or cause us to change our platform or business practices.
We are subject to a complex array of federal, state, and international laws relating to the collection, use, retention, disclosure, security, and transfer of personal data. Many jurisdictions have passed laws in this area, including, for example, the California Consumer Privacy Act of 2018 and California Privacy Rights Act, including amendments thereto, and other jurisdictions are considering imposing additional restrictions, including regulating the level of notice and consent required to collect and process end-user data. The data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Complying with emerging and changing laws and requirements may cause us to incur substantial costs or require us to change our business practices.
The cost of compliance with these laws, regulations, policies, legal obligations and industry standards is high and is likely to increase in the future. If our privacy or data security measures fail or are perceived to fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, industry standards, or other legal obligations, or any changed interpretations of the foregoing, further limit the ability of our customers, partners or service providers to use and share personally identifiable information or other data or our ability to store, process and share personally identifiable information or other data, our costs could increase and our business, financial condition and operating results could be harmed. Even the perception of privacy or data protection concerns, whether or not valid, may inhibit customer engagement with us and our e-commerce platform. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, significant fines and expenses for remediation, diversion of management time and effort and proceedings against us by governmental entities, individuals or others.
Our internal operations, management information systems and databases containing the personal information of our employees and customers could be disrupted by system security or operational failures or breached by intentional attacks. These disruptions or attacks could negatively impact our sales, increase our expenses, and harm our reputation.
Database privacy, network security and identity theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system and operational disruptions, cause shutdowns or loss of data, and misappropriate our confidential information or that of third parties, including our employees and customers. We may incur significant costs related to prevention of breaches of our cyber-security and to comply with laws regarding the unauthorized disclosure of confidential information, including customer payment information, and we could incur significant expenses addressing problems created by security breaches to our network, including potential remediation efforts, reputational harm, and litigation. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions. While we do take various precautions to secure customer information and prevent unauthorized access to our database of confidential information, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may nevertheless be able to steal this confidential information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations, including potentially unintentionally sharing personal information retained by us, or may not remain current with the rapidly-evolving cybersecurity risks. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
If we are unable to protect our intellectual property rights, our financial results may be negatively impacted.
Our success depends in large part on our brand image. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks and copyrights are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. There can be no assurance that obstacles will not arise as we expand our product lines and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we created for our company, which could cause our sales to decline. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline.
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
We purchase merchandise from vendors that may utilize design copyrights, or design patents, or that may otherwise incorporate protected intellectual property. We are not involved in the manufacture of any of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third-party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth.
Risks Related to Our Ownership Structure and Ownership of Our Common Stock
Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest.
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked and Tilly Levine. As a result, Mr. Shaked and Ms. Levine own a significant economic interest in the company and substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked may dictate the outcome of most corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from other stockholders and may vote in a way with which stockholders disagree and which may be adverse to the interests of other stockholders. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.
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
From February 2017 through December 2021 we have paid aggregate special cash dividends of $5.70 per share to all holders of record of issued and outstanding shares of our common stock across six separate special cash dividends, and there can be no assurance that we will pay additional cash dividends on our common stock in the future. We do not currently have any formal plans for paying any additional cash dividends on our common stock. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.

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
All of our stores are located in public areas where large numbers of people typically gather. Epidemics or pandemics, including COVID-19, terrorist attacks or threats thereof, civil unrest, and/or acts or threats of violence involving public areas could cause people not to visit areas where our stores are located, and could have other potential impacts that may adversely affect our results of operations and financial condition. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower traffic due to security concerns, could result in decreased sales.
We may be subject to unionization and work stoppages, or slowdowns.
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

Violations of and/or changes in laws, including employment laws and laws related to our merchandise and our e-commerce platform, could make conducting our business more expensive or change the way we do business.
We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, health and safety, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business (such as those enacted during the COVID-19 pandemic). For example, changes in laws related to employee health care, hours, wages, job classification and benefits could significantly increase operating costs and adversely impact our results of operations. Furthermore, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.
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
The implementation of climate change, environmental, social, and governance initiatives, as well as sustainability initiatives, could lead to regulatory or structural modifications within the industry. Such changes may necessitate substantial operational adjustments and expenses, dampen demand for the Company's goods, and have an unfavorable impact on our business, financial health, marketing strategy and performance.
Climate change, environmental, social and governance (“ESG”) and sustainability are a growing global movement. The ongoing political and societal attention on these issues has led to the creation of both current and potential international agreements, as well as national, regional, and local laws, regulations, reporting requirements, and policy shifts. Additionally, in some of the regions where we conduct business, there is growing social pressure to limit greenhouse gas emissions, along with other global initiatives. Such agreements and measures may necessitate, or could result in forthcoming legislation, regulatory measures, litigation or policy shifts that could require operational changes, additional compliance or disclosure obligations, taxes, or purchases of emission credits to decrease the emission of greenhouse gases from our operations, which could result in significant additional costs or expenses, cause us reputational harm, and could materially adversely affect our business, financial condition, marketing strategy, and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease approximately 172,000 square feet for our corporate headquarters and retail support and distribution center located at 10 Whatney and 12 Whatney, Irvine, California. Our lease began on January 1, 2003 and terminates on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space located at 11 Whatney, Irvine, California. The lease began on August 1, 2022 and terminates on June 30, 2032.
We lease approximately 81,000 square feet for our e-commerce fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2021 and terminates on October 31, 2031.
All of our 249 stores, encompassing a total of approximately 1.8 million total square feet as of January 28, 2023, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of April 7, 2023, we had approximately eleven stockholders of record, nine of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We did not pay any special cash dividends in 2022. We paid special cash dividends of $1.00 per share in each of July and December of 2021, and in February of each of 2020, 2019 and 2018 to all holders of record of issued and outstanding shares of our common stock. There can be no assurance that we will pay additional cash dividends on our common stock in the future, and we do not currently have any formal plans to issue dividends in the future at this time.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 28, 2023 (the "2023 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended January 28, 2023 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on February 3, 2018 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.
Comparison of 5-Year Cumulative Total Return as of January 28, 2023
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the fiscal year or purchase any of our securities during the three months ended January 28, 2023.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023, references to "fiscal year 2021" or "fiscal 2021" refer to the fiscal year ended January 29, 2022 and references to "fiscal year 2020” or "fiscal 2020” refer to the fiscal year ended January 30, 2021. Fiscal years 2022, 2021, and 2020 each consisted of a 52-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2021 compared to fiscal 2020. See Item 7,“Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended January 29, 2022, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of January 28, 2023, we operated 249 stores in 33 states, averaging approximately 7,300 square feet. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
During fiscal 2022, the economic environment included the highest inflationary pressures in the past 40 years, resulting in significant price increases on gas, food, rental housing and other items. We believe this inflationary environment had a significant, adverse impact on our consumers and, by extension, our operating results for the year, particularly when compared to our operating results for fiscal 2021 which we believe were significantly aided by the considerable pent-up consumer demand exiting 2020 pandemic restrictions and the impact of federal stimulus payments. High inflation remains a significant concern entering fiscal 2023 and may continue to negatively impact consumer spending generally and our business specifically. These economic pressures have also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll represents approximately 40% of our total selling, general and administrative expenses. Our average hourly rate for store payroll in early fiscal 2023 was 24% higher than in fiscal 2019, before the COVID-19 pandemic hit, and 7% higher than in fiscal 2022. Minimum wage increases for 2023 are expected to cost us an estimated additional $3 million during fiscal 2023 compared to fiscal 2022. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2023, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Preliminary Fiscal 2023 New Store Openings and Capital Expenditure Plans
During fiscal 2023, we currently expect to open up to 10 new stores within existing markets, assuming we are able to negotiate what we believe to be acceptable lease terms. We expect our total capital expenditures for fiscal 2023 to be within the range of $15 million to $20 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Statements of Operations Data:
Net sales	$672,280	$775,694	$531,329
Cost of goods sold	465,916	496,083	386,326
Rent expense, related party	3,616	2,948	2,813
Total cost of goods sold	469,532	499,031	389,139
Gross profit	202,748	276,663	142,190
Selling, general and administrative expenses	191,028	188,527	144,701
Rent expense, related party	533	541	529
Total selling, general and administrative expenses	191,561	189,068	145,230
Operating income (loss)	11,187	87,595	(3,040)
Other income (expense), net	1,980	(594)	581
Income (loss) before income taxes	13,167	87,001	(2,459)
Income tax expense (benefit)	3,490	22,752	(1,314)
Net income (loss)	$9,677	$64,249	$(1,145)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.3%	64.0%	72.7%
Rent expense, related party	0.5%	0.3%	0.5%
Total cost of goods sold	69.8%	64.3%	73.2%
Gross profit	30.2%	35.7%	26.8%
Selling, general and administrative expenses	28.4%	24.3%	27.2%
Rent expense, related party	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	28.5%	24.4%	27.3%
Operating income (loss)	1.7%	11.3%	(0.6)%
Other income (expense), net	0.3%	(0.1)%	0.1%
Income (loss) before income taxes	2.0%	11.2%	(0.5)%
Income tax expense (benefit)	0.5%	2.9%	(0.2)%
Net income (loss)	1.4%	8.3%	(0.2)%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Store Operating Data:
Stores operating at end of period	249	241	238
Comparable store sales change (1)	(14.6)%	16.3%	3.7%
Total square feet at end of period (in thousands)	1,818	1,764	1,751
Average net sales per brick-and-mortar store (in thousands) (2)	$2,171	$2,511	$1,494
Average net sales per square foot (2)	$297	$342	$202
E-commerce revenues (in thousands) (3)	$141,130	$165,950	$173,433
E-commerce revenues as a percentage of net sales	21.0%	21.4%	32.6%
(1)Our comparable store net sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-commerce platform as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income and e-commerce shipping and handling fee revenue.
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
Fiscal Year 2022 Compared to Fiscal Year 2021
Net Sales
Total net sales were $672.3 million, a decrease of $103.4 million, or 13.3%, compared to $775.7 million last year, primarily due to the impacts of last year's pent-up consumer demand and stimulus payments resulting from the pandemic.

$ millions	Attributable to
$(111.3)	Decrease in comparable net sales of 14.6%, including e-commerce.
7.9	Increase in non-comparable store sales.
$(103.4)	Total
◦Net sales from physical stores were $531.1 million, a decrease of $78.6 million or 12.9%, compared to $609.7 million last year with a comparable store net sales decrease of 14.5%. Net sales from physical stores represented 79.0% of total net sales compared to 78.6% of total net sales last year. We ended fiscal 2022 with 249 total stores compared to 241 total stores at the end of fiscal 2021.
◦Net sales from e-commerce were $141.1 million, a decrease of $24.8 million or 15.0% , compared to $165.9 million last year. E-commerce net sales represented 21.0% of total net sales compared to 21.4% to total net sales last year.
Gross Profit
Gross profit was $202.7 million, or 30.2% of net sales compared to $276.7 million or 35.7% of net sales, last year. Buying, distribution and occupancy costs deleveraged by 290 basis points collectively despite being $1.2 million lower than last year due to carrying these costs against a significantly lower level of net sales this year. Product margins declined by 270 basis points primarily due to an increased markdown rate compared to last year, during which we experienced record full price selling with an abnormally low markdown rate.
Selling, General and Administrative Expenses ("SG&A")
SG&A expenses were $191.6 million or 28.5% of net sales, compared to $189.1 million or 24.4% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
2.3%	$3.9	Increase in store payroll and related benefits as a result of having eight net additional stores along with higher hourly wage rates.
0.2%	1.7	Credit from the reversal of a disputed California sales tax assessment in last year's first quarter.
0.3%	1.4	Increase in software as a service cost.
(0.9)%	(7.1)	Decrease in corporate bonus expense due to zero bonus accrual in fiscal 2022.
0.2%	(1.4)	Decrease in e-commerce marketing expense.
2.0%	4.0	Net change in all other SG&A expenses
4.1%	$2.5	Total
Operating Income
Operating income was $11.2 million or 1.7% of net sales, compared to $87.6 million or 11.3% of net sales, last year.
Income Tax Expense
Income tax expense was $3.5 million or 26.5% of pre-tax income, compared to $22.8 million or 26.2%, of pre-tax income last year.
Net Income and Earnings Per Share
Net income was $9.7 million or $0.32 per diluted share, compared to $64.2 million or $2.06 per diluted share, last year.

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
Working Capital
Working capital at January 28, 2023, was $94.1 million compared to $91.8 million at January 29, 2022, an increase of $2.3 million. The changes in our working capital during fiscal 2022 were as follows:

$ millions	Description
$91.8	Working capital at January 29, 2022
(15.0)	Decrease in cash, cash equivalents, and marketable securities, primarily due to lower net income.
(10.9)	Repurchase of shares under our share repurchase program.
8.9	Increase primarily due to a decrease in accrued compensation and benefits.
8.7	Increase primarily due to a decrease in accounts payable, net of merchandise inventories.
3.2	Increase primarily due to a decrease in accrued expenses.
2.5	Increase in receivables, primarily due to an increase in tenant allowance receivables.
4.9	Other net increases.
$94.1	Working capital at January 28, 2023
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(1,415)	$63,402	$38,897
Net cash provided by (used in) investing activities	42,805	(45,328)	(3,197)
Net cash used in financing activities	(10,065)	(52,057)	(29,653)
Net change in cash and cash equivalents	$31,325	$(33,983)	$6,047
Net Cash (Used In) Provided by Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $1.4 million this year compared to net cash provided by of $63.4 million last year. The $64.8 million decrease in cash provided by operating activities was primarily due to lower net sales in fiscal 2022 compared to record net sales in fiscal 2021. The net sales decline was primarily due to the impacts of pent-up customer demand following the winding down of the 2020 pandemic restrictions and the pandemic-related federal stimulus payments on fiscal 2021 operations, coupled with the negative impact of a highly inflationary consumer environment in fiscal 2022.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $42.8 million this year compared to $45.3 million in net cash used last year. Net cash provided by investing activities in fiscal 2022 consisted of maturities of marketable securities of $147.3 million, partially offset by the purchases of marketable securities of $89.3 million and capital expenditures totaling $15.1 million. Net cash used in investing activities in fiscal 2021 consisted of purchases of marketable securities of $162.3 million and capital expenditures totaling $13.4 million, partially offset by the maturities of marketable securities of $130.4 million.
Net Cash Used in Financing Activities
Financing activities primarily consist of cash dividend payments, borrowing and repayments of our line of credit, share repurchases and proceeds from exercises of stock options.
Net cash used in financing activities was $10.1 million this year compared to net cash used of $52.1 million last year. Financing activities in fiscal 2022 consisted of cash used to repurchase shares of our common stock of $10.9 million, partially offset by proceeds from short-swing profit settlement of $0.7 million and proceeds from the exercise of stock options of $0.2 million. Financing activities in fiscal 2021 consisted of dividends paid of $61.6 million, partially offset by proceeds from exercise of stock options of $9.6 million.
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
On January 26, 2023, we entered into the First Amendment to the Credit Agreement, with Wells Fargo Bank, National Association, which amends the Credit Agreement. The Amendment increased our required Total Funded Debt to EBITDAR ratio for each of the fiscal quarters ended January 28, 2023 and April 29, 2023 from 4.00:1.00 to 4.75:1.00.
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
As of January 28, 2023, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
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
We lease approximately 26,000 square feet of office and warehouse space with a company that is owned by one of the co-founders of Tillys. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2032.
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
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in "Note 2: Summary of Significant Accounting Policies” in the notes to our consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
We have certain accounting policies that require more significant management judgment and estimates than others. These include our accounting policies with respect to reserves for sales returns, gift cards, loyalty program, inventory reserves, impairment of long-lived assets and accounting for income taxes, which are more fully described below.
Reserves for Sales Returns
Revenue is recognized net of estimates for sales returns from our customers. We accrue for estimated sales returns from customers based on historical sales returns results for a given period, taking into account the seasonal nature of our business.
Gift Cards
We estimate and record breakage revenue in proportion to actual redemptions on unredeemed gift cards based on historical and expected customer redemption trends. Actual customer redemptions may vary from our estimates. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed.
Loyalty Program
Based on historical redemption patterns, unredeemed awards and accumulated partial points are accrued as deferred revenue with a corresponding impact to net sales. A liability is estimated based on estimated redemptions and the standalone selling price of points earned and expected future redemptions. Actual customer redemptions may vary from our estimates.
Inventory Reserves
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 28, 2023 and January 29, 2022 was not material.
Impairment of Long-Lived Assets
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
Recent Accounting Pronouncements
For a description of recently issued accounting standards not yet adopted, refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We may be subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of January 28, 2023 and January 29, 2022, we had no outstanding borrowings under our credit facility.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial as of the date of this filing. However, the impact of inflationary cost pressures on gasoline, food, and other consumables may have a material adverse impact on consumer behavior at any point in time, which may by extension have a material adverse effect on our results of operations and financial condition.
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

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 12, 2023 expressed an unqualified opinion thereon.

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
Costa Mesa, California
April 12, 2023

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$73,526	$42,201
Marketable securities	39,753	97,027
Receivables	9,240	6,705
Merchandise inventories	62,117	65,645
Prepaid expenses and other current assets	17,762	16,400
Total current assets	202,398	227,978
Operating lease assets	212,845	216,508
Property and equipment, net	50,635	47,530
Deferred tax assets	8,497	11,446
Other assets	1,377	1,361
Total assets	$475,752	$504,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,956	$28,144
Accrued expenses	15,889	19,073
Deferred revenue	16,103	17,096
Accrued compensation and benefits	8,183	17,056
Current portion of operating lease liabilities	48,864	51,504
Current portion of operating lease liabilities, related party	2,839	2,533
Other liabilities	470	761
Total current liabilities	108,304	136,167
Noncurrent portion of operating lease liabilities	167,913	171,965
Noncurrent portion of operating lease liabilities, related party	22,388	21,000
Other	349	978
Total long-term liabilities	190,650	193,943
Total liabilities	298,954	330,110
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,562 and 23,719 shares issued and outstanding, respectively	23	24
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,306 shares issued and outstanding, respectively	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	170,033	166,929
Retained earnings	6,530	7,754
Accumulated other comprehensive income (loss)	205	(1)
Total stockholders’ equity	176,798	174,713
Total liabilities and stockholders’ equity	$475,752	$504,823
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$672,280	$775,694	$531,329

Cost of goods sold (includes buying, distribution, and occupancy costs)	465,916	496,083	386,326
Rent expense, related party	3,616	2,948	2,813
Total cost of goods sold (includes buying, distribution, and occupancy costs)	469,532	499,031	389,139
Gross profit	202,748	276,663	142,190

Selling, general and administrative expenses	191,028	188,527	144,701
Rent expense, related party	533	541	529
Total selling, general and administrative expenses	191,561	189,068	145,230

Operating income (loss)	11,187	87,595	(3,040)
Other income (expense), net	1,980	(594)	581
Income (loss) before income taxes	13,167	87,001	(2,459)
Income tax expense (benefit)	3,490	22,752	(1,314)
Net income (loss)	$9,677	$64,249	$(1,145)
Basic earnings (loss) per share of Class A and Class B common stock	$0.32	$2.10	$(0.04)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.32	$2.06	$(0.04)
Weighted average basic shares outstanding	30,115	30,560	29,697
Weighted average diluted shares outstanding	30,323	31,118	29,697
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income (loss)	$9,677	$64,249	$(1,145)
Other comprehensive gain (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	206	(21)	(194)
Other comprehensive gain (loss), net of tax	206	(21)	(194)
Comprehensive income (loss)	$9,883	$64,228	$(1,339)
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at February 1, 2020	22,323	7,406	$30	$153,377	$6,280	$214	$159,901
Net loss	—	—	—	—	(1,145)	—	(1,145)
Class B common stock converted to Class A common stock	100	(100)	—	—	—	—	—
Share-based compensation expense	—	—	—	2,036	—	—	2,036
Restricted stock	51	—	—	—	—	—	—
Exercise of stock options	3	—	—	24	—	—	24
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(194)	(194)
Balance at January 30, 2021	22,477	7,306	30	155,437	5,135	20	160,622
Net income	—	—	—	—	64,249	—	64,249
Dividends paid ($2.00 per share)	—	—	—	—	(61,630)	—	(61,630)
Share-based compensation expense	—	—	—	1,920	—	—	1,920
Restricted stock	20	—	—	—	—	—	—
Exercise of stock options	1,222	—	1	9,572	—	—	9,573
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(21)	(21)
Balance at January 29, 2022	23,719	7,306	31	166,929	7,754	(1)	174,713
Net income	—	—	—	—	9,677	—	9,677
Share-based compensation expense	—	—	—	2,267	—	—	2,267
Restricted stock	63	—	—	—	—	—	—
Exercise of stock options	38	—	—	176	—	—	176
Short swing profit settlement	—	—	—	661	—	—	661
Repurchase of common stock	(1,258)	—	(1)	—	(10,901)	—	(10,902)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	206	206
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities
Net income (loss)	$9,677	$64,249	$(1,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,134	16,836	19,055
Insurance proceeds from casualty loss	23	117	—
Share-based compensation expense	2,267	1,920	2,036
Impairment of assets	17	136	955
Loss on disposal of assets	92	74	87
Gain on sales and maturities of marketable securities	(466)	(132)	(714)
Deferred income taxes	2,949	503	(4,949)
Changes in operating assets and liabilities:
Receivables	1,710	4,023	96
Merchandise inventories	3,505	(10,064)	1,203
Prepaid expenses and other assets	(1,487)	(10,275)	(1,722)
Accounts payable	(12,194)	3,168	5,020
Accrued expenses	(5,396)	(10,194)	10,600
Accrued compensation and benefits	(8,873)	7,157	2,709
Operating lease liabilities	(5,231)	(7,008)	3,141
Deferred revenue	(993)	3,604	1,731
Other liabilities	(1,149)	(712)	794
Net cash (used in) provided by operating activities	(1,415)	63,402	38,897
Cash flows from investing activities
Proceeds from maturities of marketable securities	147,271	130,352	86,170
Purchases of marketable securities	(89,349)	(162,321)	(80,896)
Purchases of property and equipment	(15,123)	(13,425)	(8,471)
Proceeds from sale of property and equipment	6	37	—
Insurance proceeds from casualty loss	—	29	—
Net cash provided by (used in) investing activities	42,805	(45,328)	(3,197)
Cash flows from financing activities
Share repurchases	(10,902)	—	—
Short swing profit settlement	661	—	—
Proceeds from line of credit	—	—	23,675
Repayment of line of credit	—	—	(23,675)
Dividends paid	—	(61,630)	(29,677)
Proceeds from exercise of stock options	176	9,573	24
Net cash used in financing activities	(10,065)	(52,057)	(29,653)
Change in cash and cash equivalents	31,325	(33,983)	6,047
Cash and cash equivalents, beginning of period	42,201	76,184	70,137
Cash and cash equivalents, end of period	$73,526	$42,201	$76,184
Supplemental disclosures of cash flow information
Interest paid	$—	$1	$140
Income taxes paid	$1,467	$38,504	$1,034
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$3,298	$1,080	$2,503
Operating lease liabilities arising from obtaining operating lease assets	$46,092	$22,641	$14,290
Operating lease liabilities arising from obtaining operating lease assets, related party	$4,386	$11,980	$—

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and we operated 249 stores in 33 states as of January 28, 2023. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively. Fiscal years 2022, 2021 and 2020 each included 52 weeks.
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
Marketable Securities
Marketable debt securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We classify all marketable securities within current assets on our accompanying Consolidated Balance Sheets.
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $19.5 million, $20.0 million and $20.6 million in fiscal years 2022, 2021 and 2020, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. At any given time, merchandise inventories include items that have been marked down to management’s best estimate of their fair market value at retail price, with a proportionate write-down to the cost of the inventory. Our management bases the decision to mark down merchandise primarily upon its current sell-through rate and the age of the item, among other factors. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $58.7 million, $52.5 million, and

$46.5 million in fiscal years 2022, 2021, and 2020, respectively. As of the end of fiscal 2022 and 2021, total accrued markdowns on the balance sheet were $2.3 million and $1.4 million, respectively.
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution and fulfillment centers, and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 28, 2023 and January 29, 2022 was not material.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. For fiscal years 2022, 2021 and 2020, shipping and handling fee revenue included in net sales was $4.0 million, $5.8 million, and $5.4 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of January 28, 2023 and January 29, 2022, our reserve for sales returns was $1.6 million and $1.9 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $11.1 million as of January 28, 2023 and $11.2 million as of January 29, 2022, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $16.7 million, $17.2 million and $14.7 million for fiscal years 2022, 2021, and 2020, respectively. For fiscal years 2022, 2021, and 2020, the opening gift card balances were $11.2 million, $9.6 million, and $9.3 million, respectively, of which $6.1 million, $5.3 million, and $5.0 million, respectively, were recognized as revenue during the period.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Retail stores	$531,150	$609,744	$357,896
E-commerce	141,130	165,950	173,433
Total net sales	$672,280	$775,694	$531,329
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Mens	37%	37%	36%
Womens	26%	26%	27%
Accessories	16%	16%	15%
Footwear	12%	11%	12%
Boys	4%	5%	5%
Girls	4%	4%	4%
Outdoor	1%	1%	1%
Total net sales	100%	100%	100%
The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Third-party	68%	70%	74%
Proprietary	32%	30%	26%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $5.0 million as of January 28, 2023 and $5.9 million as of January 29, 2022. The value of points redeemed through our loyalty program was $8.8 million, $10.5 million and $6.5 million during fiscal years 2022, 2021, and 2020, respectively. For fiscal years 2022, 2021 and 2020, the opening loyalty program balances were $5.9 million, $3.9 million, and $2.4 million, respectively, of which $5.9 million, $3.5 million, and $1.8 million, respectively, were recognized as revenue during the period.
Cost of Goods Sold
Cost of goods sold includes product costs and buying, distribution and occupancy costs as follows:
•Costs of products sold include:
•freight expenses associated with merchandise received from our vendors into our distribution centers;
•vendor allowances;
•cash discounts on payments to merchandise vendors;
•physical inventory losses; and
•markdowns of inventory.
•Buying, distribution and occupancy costs include:
•payroll, benefit costs, and incentive compensation for merchandising personnel;
•temporary employment services
•customer shipping and handling expenses;
•costs associated with operating our distribution and fulfillment centers, including payroll and benefit costs for our distribution center, occupancy costs, and depreciation;
•freight expenses associated with shipping merchandise inventories to or from our distribution and e-com fulfillment centers and to our e-commerce customers and between store locations, and;
•store occupancy costs, including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $23.2 million, $24.5 million and $20.5 million in fiscal years 2022, 2021 and 2020, respectively.
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

Common Stock Share Repurchases
We may repurchase shares of our common stock from time to time pursuant to authorizations approved by our Board of Directors. As permitted under Delaware corporation law, shares repurchased are retired, and accordingly, are not presented separately as treasury stock in the consolidated financial statements. Instead, the value of repurchased shares is deducted from retained earnings.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. At January 28, 2023 and January 29, 2022, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
Reclassification of Prior Year Presentation
Certain reclassifications have been made between selling, general and administrative expenses and rent expense, related party to conform to the current year presentation. The reclassifications did not impact previously reported gross profit, total selling, general and administrative expenses or net income.
New Accounting Standards Not Yet Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses which amends ("ASU") No. 2016-13 Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), and modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. ASU 2019-11 will become effective for us in the first quarter of fiscal 2023, with early adoption permitted and must be adopted using the modified retrospective method. We expect the new rules to apply to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
Note 3: Marketable Securities
Marketable securities as of January 28, 2023 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes investments in marketable securities at January 28, 2023 and January 29, 2022 (in thousands):

	January 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,570	$180	$—	$29,750
Fixed income securities	10,003	—	—	10,003
Total marketable securities	$39,573	$180	$—	$39,753

	January 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$64,235	$9	$(11)	$64,233
Fixed income securities	32,794	—	—	32,794
Total marketable securities	$97,029	$9	$(11)	$97,027

For fiscal years 2022, 2021 and 2020, we recognized gains on investments for commercial paper of $0.4 million, $0.1 million and $0.6 million, respectively, which matured during the period. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income (loss) and into other income (expense), net, on the accompanying Consolidated Statements of Operations.
Note 4: Receivables
At January 28, 2023 and January 29, 2022, receivables consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Tenant allowances due from landlords	$4,667	$2,692
Credit and debit card receivables	2,555	1,367
CARES Act employee retention credit	74	1,313
Other	1,944	1,333
Total receivables	$9,240	$6,705
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for doubtful accounts against receivables for any potential uncollectible amounts.
For fiscal years 2022 and 2021, the allowance is zero.
Note 5: Prepaid Expenses and Other Current Assets
At January 28, 2023 and January 29, 2022, prepaid expenses and other current assets consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Prepaid income taxes	$10,589	$9,756
Prepaid insurance	2,288	2,585
Prepaid maintenance	2,223	1,896
Prepaid rent	2,023	1,406
Other	639	757
Total prepaid expenses and other current assets	$17,762	$16,400

Note 6: Property and Equipment
At January 28, 2023 and January 29, 2022, property and equipment consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Leasehold improvements	$158,511	$150,239
Furniture and fixtures	47,571	46,397
Computer hardware and software	42,903	41,414
Machinery and equipment	34,263	33,550
Vehicles	2,190	2,187
Construction in progress	6,214	3,615
Property and equipment, gross	291,652	277,402
Accumulated depreciation	(241,017)	(229,872)
Property and equipment, net	$50,635	$47,530
Depreciation expense related to property and equipment was $14.1 million, $16.8 million and $19.1 million in fiscal years 2022, 2021 and 2020, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of less than $0.1 million, $0.1 million and $1.0 million in selling, general and administrative expenses in fiscal years 2022, 2021 and 2020, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At January 28, 2023 and January 29, 2022, accrued expenses consisted of the following (in thousands):

	January 28, 2023	January 29, 2022
Accrued construction	$3,293	$1,080
Sales and use taxes payable	2,219	2,650
Merchandise returns	1,643	1,852
Accrued freight	1,091	3,924
Other	7,643	9,567
Total accrued expenses	$15,889	$19,073
Note 8: Credit Agreement
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
On January 26, 2023, we entered into the First Amendment to the Credit Agreement, with Wells Fargo Bank, National Association, which amends the Credit Agreement. The Amendment increased our required Total Funded Debt to EBITDAR ratio for each of the fiscal quarters ended January 28, 2023 and April 29, 2023 from 4.00:1.00 to 4.75:1.00.
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
As of January 28, 2023, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
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
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. The lease expires on December 31, 2027. We incurred rent expense of $2.1 million, in each of the fiscal years 2022, 2021 and 2020, related to this lease.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.5 million, $0.4 million, and $0.4 million in fiscal years 2022, 2021 and 2020, respectively, related to this lease. The lease deposits were $0.2 million and less than $0.1 million, as of January 28, 2023 and January 29, 2022, respectively, as a component of other assets on the Consolidated Balance Sheets. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease began on June 29, 2012 and was set to terminate on June 30, 2022. During June 2022, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payments adjust annually based upon the greater of 5% or the Consumer Price Index, and the lease now terminates on June 30, 2032.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce fulfillment center. We incurred rent expense of $1.5 million, $1.0 million and $0.9 million in fiscal years 2022, 2021 and 2020, respectively, related to this lease. The lease deposits were $0.7 million and $0.4 million, as of January 28, 2023 and January 29, 2022, respectively, as a component of other assets on the Consolidated Balance Sheets. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease began on November 1, 2011 with a 10-year term and ended on October 31, 2021. During October 2021, this lease was amended to extend the term for an additional period of 10 years and now terminates on October 31, 2031. Pursuant to the amended lease agreement, the lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities as of January 28, 2023 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2023	$3,932	$61,445	$65,377	$90
2024	4,085	51,625	55,710	95
2025	4,244	42,078	46,322	99
2026	4,411	30,787	35,198	104
2027	4,167	23,515	27,682	—
Thereafter	9,324	50,172	59,496	—
Total minimum lease payments	30,163	259,622	289,785	388
Less: Amount representing interest	4,936	42,845	47,781	—
Present value of operating lease liabilities	$25,227	$216,777	$242,004	$388
As of January 28, 2023, additional operating lease contracts that have not yet commenced are approximately $1.3 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $9.4 million.

Lease expense for fiscal years 2022, 2021 and 2020 was as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023			January 29, 2022			January 30, 2021
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$63,252	$1,317	$64,569	$60,718	$1,285	$62,003	$60,840	$1,249	$62,089
Variable lease expense	16,605	44	16,649	18,078	28	$18,106	16,301	1	16,302
Total lease expense	$79,857	$1,361	$81,218	$78,796	$1,313	$80,109	$77,141	$1,250	$78,391
For the fiscal years ended January 29, 2022, and January 30, 2021 we corrected an immaterial error of $375 thousand and $374 thousand, respectively, which consisted solely of a reclassification of fixed operating lease expense from SG&A to cost of goods sold, in the table above.
Supplemental lease information for the year ended January 28, 2023, January 29, 2022 and January 30, 2021 was as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$69,839	$69,210	$64,326
Weighted average remaining lease term (in years)	5.71 years	5.65 years	5.66 years
Weighted average interest rate (1)	6.33%	6.13%	6.52%
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
Purchase Obligations
At January 28, 2023, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $2.9 million, payable as follows: $2.1 million in fiscal 2023, $0.5 million in fiscal 2024, $0.2 million in fiscal 2025, and $0.1 million in fiscal 2026.
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
Juan Carlos Gonzales, on behalf of himself and all others similarly situated, v. Tilly’s Inc. et al, Superior Court of California, County of Orange, Case No. 30-2017-00948710-CU-OE-CXC. In October 2017, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest and attorneys’ fees and costs. In December 2017, we filed an answer to the complaint, denying all of the claims and asserting various defenses. In April 2018, the plaintiff filed a separate action under the Private Attorneys General Act ("PAGA") against us seeking penalties on behalf of himself and other allegedly aggrieved employees for the same alleged violations of California's wage and hour laws. We requested the plaintiff to dismiss the class action claims based on an existing class action waiver in an arbitration agreement which plaintiff signed with our co-defendant, BaronHR, the staffing company that employed plaintiff to work at the Company. In June 2018, the plaintiff's class action complaint was dismissed. The parties mediated the PAGA case with a well-respected mediator in March 2020. The case did not settle during mediation nor during ensuing negotiations. The court has not yet issued a trial date; the next status conference is set for August 2023. By agreement between co-defendant BaronHR and Tilly's, BaronHR is required to indemnify us for all of our losses and expenses incurred in connection with this matter. To reduce our indemnifiable losses and expenses in this matter, we have requested that BaronHR enforce its arbitration agreement in light of recent developments in applicable case law, and move to compel the individual PAGA claim to arbitration and dismiss the representative PAGA claims. We have defended this case vigorously, and will continue to do so. We believe that a loss is currently not probable or estimable under FASB Accounting Standards Codification ("ASC") 450, “Contingencies,” and no accrual has been made with regard to this matter.
Allison B. Johnson, on behalf of herself and others similarly situated, v. World of Jeans & Tops, Inc. dba Tilly’s et al, Superior Court of California, County of Fresno, Case No. 22CECG03658. In November 2022, the plaintiff filed a putative class action against us, alleging various violations of California’s wage and hour laws. The complaint seeks class certification, unspecified damages, unpaid wages, penalties, restitution, interest, and attorneys’ fees and costs. In January 2023, we filed an answer to the complaint in which we denied all of the claims and asserted various defenses. In March 2023, plaintiff stipulated to individual arbitration in the putative class action lawsuit as a result of a signed arbitration agreement with us, and agreed to dismiss her class claims. In January 2023, the plaintiff filed a representative action pursuant to PAGA, Allison B. Johnson v. World of Jeans & Tops, Inc. dba Tilly's et al, Superior Court of California, County of Fresno, Case No. 23CECG00266, against us seeking penalties on behalf of herself and other allegedly aggrieved employees for the same alleged violations of California's wage and hour laws as alleged in her class action. The plaintiff served her PAGA complaint in April 2023. We are at the preliminary stages of investigating the allegations made in the complaints and intend to defend these cases vigorously. We believe that a loss is currently not probable or estimable under ASC 450, “Contingencies,” and no accrual has been made with regard to this matter.
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
We did not make any transfers between Level 1 and Level 2 financial assets during fiscal years 2022, 2021 and 2020. Furthermore, as of January 28, 2023 and January 29, 2022, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 28, 2023			January 29, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$51,756	$—	$—	$32,764	$—	$—
Commercial paper	—	19,871	—	—	4,999	—
Marketable securities:
Commercial paper	$—	$29,750	$—	$—	$64,233	$—
(1) Excludes cash

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded a non-recurring, non-cash impairment charges of approximately less than $0.1 million, $0.1 million and $1.0 million in fiscal years 2022, 2021 and 2020, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
	($ in thousands)
Carrying value of assets with impairment	$17	$136	$955
Fair value of assets impaired	$—	$—	$—
Number of stores tested for impairment	14	13	56
Number of stores with impairment	4	1	12
Note 12: Share-Based Compensation
The Tilly's, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (the "2012 Plan") authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 28, 2023, there were 1,863,595 shares available for future issuance under the 2012 Plan.
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

The following table summarizes our stock option activity for fiscal year 2022:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
				($ in thousands)
Outstanding at January 29, 2022	1,570,211	$9.02
Granted	522,500	$9.37
Exercised	(38,500)	$4.56
Forfeited	(120,500)	$9.65
Expired	(60,468)	$14.63
Outstanding at January 28, 2023	1,873,243	$8.99	7.3	$1,996
Exercisable at January 28, 2023	739,043	$9.70	5.5	$693

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $8.70 at January 28, 2023.
The total intrinsic value of options exercised in fiscal years 2022, 2021 and 2020 was $0.2 million, $8.4 million and less than $0.1 million, respectively.
The total fair value of options vested in fiscal years 2022, 2021 and 2020 was $1.8 million, $1.4 million and $1.7 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2022, 2021 and 2020 was $0.2 million, $9.6 million and less than $0.1 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2022, 2021 and 2020 was less than $0.1 million, $2.3 million and $0.0 million, respectively.
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
The fair values of stock options granted in fiscal years 2022, 2021 and 2020 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted average grant-date fair value per option granted	$4.94	$5.74	$2.23
Expected option term (1)	5.2 years	5.4 years	5.3 years
Expected volatility factor (2)	58.6%	59.9%	57.5%
Risk-free interest rate (3)	2.4%	0.9%	0.4%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of January 28, 2023 and changes during fiscal year 2022 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 29, 2022	45,464	$10.56
Granted	63,492	$7.56
Vested	(35,472)	$9.02
Nonvested at January 28, 2023	73,484	$8.71
The weighted-average grant-date fair value of restricted stock granted during the years ended January 29, 2022 and January 30, 2021 was $16.01 and $6.28, respectively.
The total fair value of restricted stock vested was $0.3 million, $0.7 million and $0.2 million in fiscal years 2022, 2021 and 2020, respectively.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of goods sold	$269	$193	$584
Selling, general and administrative expenses	1,998	1,727	1,452
Total share-based compensation	2,267	1,920	2,036
Less: Income tax benefit	(496)	(239)	(537)
Total share-based compensation, net of tax	$1,771	$1,681	$1,499
At January 28, 2023, there was $4.0 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.4 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled, $1.2 million, $0.9 million, and $0.0 million in fiscal years 2022, 2021 and 2020, respectively.

Note 14: Income Taxes
The components of income tax expense (benefit) for fiscal years 2022, 2021 and 2020 were as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$(8)	$16,147	$2,279
State	622	6,094	1,284
	614	22,241	3,563
Deferred:
Federal	2,308	709	(3,889)
State	568	(198)	(988)
	2,876	511	(4,877)
Total income tax expense (benefit)	$3,490	$22,752	$(1,314)
A reconciliation of income tax expense (benefit) to the amount computed at the federal statutory rate for fiscal years 2022, 2021 and 2020 is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Federal taxes at statutory rate	$2,764	$18,270	$(516)
State and local income taxes, net of federal benefit	754	4,480	(132)
Nondeductible executive compensation	100	660	—
Share-based compensation discrete items (1)	101	(828)	53
Tax credits	(231)	(137)	(166)
Enhanced contribution deduction	(147)	(92)	(77)
Return to provision adjustments	220	208	(582)
Other	(71)	191	106
Total income tax expense (benefit)	$3,490	$22,752	$(1,314)
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

Significant components of deferred tax assets and liabilities as of January 28, 2023 and January 29, 2022 were as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Lease liability	$63,562	$64,754
Compensation and benefits	635	2,829
Inventories	2,120	2,056
Accrued expenses	1,307	1,807
Share-based compensation	984	727
Deferred revenue	1,530	640
Other	848	570
Total deferred tax assets	70,986	73,383
Deferred tax liabilities:
Lease asset	(54,200)	(54,991)
Property and equipment	(7,014)	(5,746)
Prepaid expenses	(1,202)	(1,200)
Marketable securities	(73)	—
Total deferred tax liabilities	(62,489)	(61,937)
Net deferred tax asset	$8,497	$11,446
As of January 28, 2023 and January 29, 2022, there were no material federal and state net operating losses or tax credits carried forward.
Uncertain Tax Positions
As of January 28, 2023 and January 29, 2022, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2022, 2021 and 2020.
We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2019 through 2021 remain subject to examination for federal tax purposes and fiscal years 2018 through 2021 remain subject to examination in significant state tax jurisdictions.
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

The components of basic and diluted earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2022, 2021 and 2020 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income (loss)	$9,677	$64,249	$(1,145)
Weighted average basic shares outstanding	30,115	30,560	29,697
Dilutive effect of stock options and restricted stock	208	558	—
Weighted average shares for diluted earnings per share	30,323	31,118	29,697
Basic earnings (loss) per share of Class A and Class B common stock	$0.32	$2.10	$(0.04)
Diluted earnings (loss) per share of Class A and Class B common stock	$0.32	$2.06	$(0.04)
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
The following stock options and restricted stock have been excluded from the calculation of diluted earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Stock options	1,317	684	2,602
Restricted stock	10	—	72
Total	1,327	684	2,674
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In each of fiscal 2022, 2021 and 2020, our Board of Directors approved annual financial support for TLC of $200,000.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to TLC, a related party and a charitable organization.
Note 17: Stockholders' Equity
Our Board of Directors did not declare any special cash dividends either on Class A or Class B common stock for the fiscal year ended January 28, 2023.

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

Short Swing Profit Settlement
During Fiscal 2022, Fund 1 Investments, LLC ("Fund 1"), on behalf of itself and its affiliated funds, transferred cash proceeds of $0.7 million to the Company to fulfill obligations deriving from the short swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to Fund 1's trading activity in the Company's common stock. The cash proceeds were recorded to additional paid-in capital on the Consolidated Balance Sheet and the Consolidated Statement of Stockholders' Equity and is reflected in financing activities on the Consolidated Statement of Cash Flows as of the fiscal year ended January 28, 2023.
Note 18: Share Repurchase Program
On March 14, 2022, our Board of Directors authorized a share repurchase program, pursuant to which we were authorized to repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades or by any other means in accordance with federal securities laws. During the fiscal year ended January 28, 2023, we repurchased 1,258,330 shares of our Class A common stock at a weighted average price of $8.63 per share for a total of $10.9 million under the program. At January 28, 2023, the remaining repurchase authorization totaled 741,670 shares, which remained unpurchased upon expiration of the program on March 14, 2023.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 28, 2023 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 28, 2023.
Our internal control over financial reporting as of January 28, 2023 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of January 28, 2023, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated April 12, 2023 expressed an unqualified opinion thereon.
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
April 12, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 28, 2023 (the “2023 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2023 Proxy Statement.

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

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K filed by the Company with the Securities and Exchange Commission on November 22, 2022)

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

10.2#
Amended and Restated Tillys 2007 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.3#
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

10.6#	Tilly’s, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020)

10.7#
Form of Stock Option Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.8#
Form of Restricted Stock Award Agreement Pursuant to 2012 Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.8.1#
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.9
Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.10
First Amendment to Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated December 21, 2017 (incorporated by reference to Exhibit 10.2.1 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.11
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.12
First Amendment to Office Lease Between Amnet Holdings, LLC and World of Jeans & Tops, dated June 30, 2022 (11 Whatney. Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on September 2, 2022)

10.13
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.14
First Amendment to Lease between Amnet Holdings and World of Jeans & Tops, dated as of October 21, 2021 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2021)

10.15#	Offer Letter between Tilly's, Inc. and Edmond Thomas dated October 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 8, 2015)

10.16#
Offer Letter between Tilly's, Inc. and Michael Henry dated May 12, 2015 entered into on May 19, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.17
Credit Agreement, dated January 20, 2022, by and among World of Jeans & Tops and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.17.1
First Amendment to Credit Agreement, dated as of January 26, 2023, by and between World of Jeans & Tops, a California Corporation, and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2023)

10.18	Revolving Line of Credit Note, dated January 20, 2022, of Tilly's Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.19	Guaranty, dated January 20, 2022, of Tilly's Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.20
Security Agreement: Business Assets, dated January 20, 2022 of World of Jeans & Tops (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.21	Third Party Pledge Agreement, dated January 20, 2022 of Tilly's, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 21, 2022)

10.22#	Promotion Letter between Tilly's, Inc. and Robert Goodwin dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on June 8, 2021)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023. formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022; (ii) Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.
+    Included on signature page

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2023.

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on April 12, 2023.

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