Form 10-Q
period 2023-04-29
TILLY'S, INC.
filed 2023-06-05
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 1, 2023, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,573,461
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended April 29, 2023

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

•continuing costs incurred as a result of being a public company; and
•our responses to climate change, environmental, social and governance initiatives, and sustainability initiatives.
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$43,686	$73,526	$59,954
Marketable securities	49,695	39,753	50,997
Receivables	12,973	9,240	8,209
Merchandise inventories	77,182	62,117	74,112
Prepaid expenses and other current assets	9,332	17,762	14,769
Total current assets	192,868	202,398	208,041
Operating lease assets	216,385	212,845	218,163
Property and equipment, net	49,438	50,635	46,606
Deferred tax assets	12,728	8,497	11,594
Other assets	1,765	1,377	1,253
TOTAL ASSETS	$473,184	$475,752	$485,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,730	$15,956	$27,193
Accrued expenses	14,253	15,889	16,741
Deferred revenue	14,792	16,103	15,150
Accrued compensation and benefits	9,056	8,183	8,707
Current portion of operating lease liabilities	49,567	48,864	51,237
Current portion of operating lease liabilities, related party	2,908	2,839	2,483
Other liabilities	446	470	674
Total current liabilities	115,752	108,304	122,185
Noncurrent portion of operating lease liabilities	169,791	167,913	174,301
Noncurrent portion of operating lease liabilities, related party	21,633	22,388	20,364
Other liabilities	487	349	872
Total long-term liabilities	191,911	190,650	195,537
Total liabilities	307,663	298,954	317,722
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,573, 22,562 and 22,832 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	170,608	170,033	167,512
(Accumulated deficit) Retained earnings	(5,438)	6,530	391
Accumulated other comprehensive income	321	205	2
Total stockholders’ equity	165,521	176,798	167,935
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$473,184	$475,752	$485,657

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$123,637	$145,775

Cost of goods sold (includes buying, distribution, and occupancy costs)	96,768	101,100
Rent expense, related party	931	860
Total cost of goods sold (includes buying, distribution, and occupancy costs)	97,699	101,960
Gross profit	25,938	43,815

Selling, general and administrative expenses	43,066	42,574
Rent expense, related party	133	133
Total selling, general, and administrative expenses	43,199	42,707

Operating (loss) income	(17,261)	1,108
Other income, net	1,064	4
(Loss) income before income taxes	(16,197)	1,112
Income tax (benefit) expense	(4,229)	299
Net (loss) income	$(11,968)	$813
Basic (loss) earnings per share of Class A and Class B common stock	$(0.40)	$0.03
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.40)	$0.03
Weighted average basic shares outstanding	29,798	30,762
Weighted average diluted shares outstanding	29,798	31,046
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net (loss) income	$(11,968)	$813
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	116	3
Other comprehensive income, net of tax	116	3
Comprehensive (loss) income	$(11,852)	$816
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(11,968)	—	(11,968)
Share-based compensation expense	—	—	—	522	—	—	522
Employee stock option exercises	11	—	—	53	—	—	53
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	116	116
Balance at April 29, 2023	22,573	7,306	$30	$170,608	$(5,438)	$321	$165,521

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	813	—	813
Share-based compensation expense	—	—	—	563	—	—	563
Employee stock option exercises	5	—		20	—	—	20
Repurchase of common stock	(892)	—	(1)	—	(8,176)	—	(8,177)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	3	3
Balance at April 30, 2022	22,832	7,306	$30	$167,512	$391	$2	$167,935
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net (loss) income	$(11,968)	$813
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,214	3,508
Share-based compensation expense	522	563
Impairment of assets	154	13
Loss on disposal of assets	16	43
Gain on maturities of marketable securities	(295)	(26)
Deferred income taxes	(4,231)	(150)
Changes in operating assets and liabilities:
Receivables	(3,683)	(356)
Merchandise inventories	(15,065)	(8,467)
Prepaid expenses and other current assets	8,162	1,667
Accounts payable	8,765	(955)
Accrued expenses	441	(2,357)
Accrued compensation and benefits	873	(8,349)
Operating lease liabilities	(1,616)	(1,361)
Deferred revenue	(1,311)	(1,946)
Other liabilities	(173)	(193)
Net cash used in operating activities	(16,195)	(17,553)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	15,081	51,028
Purchases of marketable securities	(24,524)	(4,967)
Purchases of property and equipment	(4,255)	(2,598)
Net cash (used in) provided by investing activities	(13,698)	43,463

Cash flows from financing activities:
Share repurchases	—	(8,177)
Proceeds from exercise of stock options	53	20
Net cash provided by (used in) financing activities	53	(8,157)

Change in cash and cash equivalents	(29,840)	17,753
Cash and cash equivalents, beginning of period	73,526	42,201
Cash and cash equivalents, end of period	$43,686	$59,954

Supplemental disclosures of cash flow information:
Income taxes refunded	$—	$(58)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$1,224	$1,108
Operating lease liabilities arising from obtaining operating lease assets	$15,327	$14,818

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 248 stores, in 33 states as of April 29, 2023. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen week period ended April 29, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 ("fiscal 2022").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2023 refer to the fiscal year ending February 3, 2024. References to the fiscal quarters or first three months ended April 29, 2023 and April 30, 2022 refer to the thirteen week period ended as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Retail stores	$97,819	$117,482
E-commerce	25,818	28,293
Total net sales	$123,637	$145,775
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Mens	35%	35%
Womens	29%	29%
Accessories	14%	15%
Footwear	14%	12%
Girls	4%	4%
Boys	3%	4%
Outdoor	1%	1%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Third-party	68%	68%
Proprietary	32%	32%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of April 29, 2023, January 28, 2023 and April 30, 2022, our reserve for sales returns was $1.8 million, $1.6 million and $2.1 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.9 million, $11.1 million and $9.8 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $3.4 million and $4.0 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. For the thirteen weeks ended April 29, 2023 and April 30, 2022, the opening gift card balance was $11.1 million and $11.2 million, respectively, of which $2.2 million and $2.6 million, respectively, were recognized as revenue during the period.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.9 million, $5.0 million and

$5.4 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively. The value of points redeemed through our loyalty program was $1.6 million and $2.1 million for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. For the thirteen weeks ended April 29, 2023 and April 30, 2022, the opening loyalty program balance was $5.0 million and $5.9 million, respectively, of which $1.3 million and $2.0 million, respectively, was recognized as revenue during these periods.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen week periods ended April 29, 2023 and April 30, 2022 we incurred rent expense of $0.5 million related to this lease. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During the thirteen week periods ended April 29, 2023 and April 30, 2022, we incurred rent expense of $0.2 million and $0.1 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index, not to exceed 7%, but a minimum of 3%, in any one annual increase. The lease began on June 29, 2012 and was set to terminate on June 30, 2022. During June 2022, this lease was amended to, among other things, extend the term for an additional 10-year term and adjust the annual payment increases. Pursuant to the amended lease agreement, the lease payments adjust annually based upon the greater of 5% or the Consumer Price Index, and the lease now terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen week periods ended April 29, 2023, and April 30, 2022 we incurred rent expense of $0.4 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the Consumer Price Index. The lease began on November 1, 2011 and terminates on October 31, 2031.
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

The maturity of operating lease liabilities and sublease income as of April 29, 2023 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2023	$2,961	$48,194	$51,155	$68
2024	4,085	55,005	59,090	95
2025	4,245	45,335	49,580	99
2026	4,411	34,170	38,581	104
2027	4,167	26,738	30,905	—
Thereafter	9,324	53,718	63,042	—
Total minimum lease payments	29,193	263,160	292,353	366
Less: Amount representing interest	4,652	43,802	48,454	—
Present value of operating lease liabilities	$24,541	$219,358	$243,899	$366

As of April 29, 2023, additional operating lease contracts that have not yet commenced are approximately $4.3 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $8.3 million.

Lease expense for the thirteen week period ended April 29, 2023 and April 30, 2022 was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2023			April 30, 2022
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,425	$328	$15,753	$15,275	$322	$15,597
Variable lease expense	5,749	28	5,777	3,786	14	3,800
Total lease expense	$21,174	$356	$21,530	$19,061	$336	$19,397
Supplemental lease information for the thirteen weeks ended April 29, 2023 and April 30, 2022 was as follows:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$17,300	$17,166
Weighted average remaining lease term (in years)	5.7 years	5.7 years
Weighted average interest rate (1)	6.47%	6.08%
(1) Since our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.
Income Taxes
Our income tax benefit was $(4.2) million, or 26.1% of pre-tax loss, compared to an income tax expense of $0.3 million, or 26.9% of pre-tax income, for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income.
New Accounting Standards Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses which amends ("ASU") No. 2016-13 Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") and modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. We adopted ASU 2019-11 in the first quarter of fiscal 2023, which applied to our fixed income securities recorded at amortized cost and classified as held-to-maturity and our trade receivables. The adoption of this accounting standard did not have a material effect on our consolidated financial statements and related disclosures.

Note 3: Marketable Securities
Marketable securities as of April 29, 2023 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at April 29, 2023, January 28, 2023 and April 30, 2022 (in thousands):

	April 29, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,266	$385	$—	$39,651
Fixed income securities	10,044	—	—	10,044
Total marketable securities	$49,310	$385	$—	$49,695

	January 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,570	$180	$—	$29,750
Fixed income securities	10,003	—	—	10,003
Total marketable securities	$39,573	$180	$—	$39,753

	April 30, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,921	$19	$(19)	$39,921
Fixed income securities	11,076	—	—	11,076
Total marketable securities	$50,997	$19	$(19)	$50,997
We recognized gains on investments for commercial paper that matured during the thirteen week periods ended April 29, 2023 and April 30, 2022. Upon recognition of the gains, we reclassified these amounts out of "Accumulated Other Comprehensive Income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Gains on investments	$172	$25
Note 4: Asset-Backed Credit Facility
New Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into a credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.

The maximum borrowings permitted under the Revolving Facility is equal to the lesser of (x) the Revolving Commitment and (y) the applicable borrowing base, which is equal to (i) 90% of our eligible credit card receivables, plus (ii) 90% of the cost of certain adjusted eligible inventory, less certain inventory reserves , plus (iii) 90% of the cost of certain adjusted eligible in-transit inventory, less certain inventory reserves, less (iv) certain other reserves established by the Bank. As of the Closing Date, our borrowing base was deemed to be equal to $25.0 million until the Banks’ receipt of reasonably satisfactory due diligence materials (provided that if such materials are not received within 60 days (or such longer period as agreed by the Bank) after the Closing Date, the deemed borrowing base will be reduced to $0. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date to the Credit Agreement.
The unused portion of the Revolving Commitment accrues a commitment fee of 0.375% per annum. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at its discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6,000,000.00). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock, and thereafter, is permitted, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, on April 27, 2023, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Bank (the “Security Agreement”), and (ii) a guaranty by us in favor of the Bank (the “Guaranty”). The Security Agreement and the Guaranty replaced (i) the third party pledge agreement, dated as of January 20, 2022, by us in favor of the Bank), (ii) the continuing guaranty by us in favor of the Banks, dated January 20, 2022, and (iii) the security agreement: business assets, dated as of January 20, 2022, by us in favor of the Bank (collectively, the “Prior Security Agreements”), which were all terminated concurrently with the termination of the Prior Credit Agreement (as defined below).
As of April 29, 2023, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.
Prior Credit Agreement
The Credit Agreement replaced our previously existing senior secured credit agreement ( as amended, the "Prior Credit Agreement") and revolving line of credit note dated as of January 20, 2022 with the Bank, which had revolving commitments of up to $25.0 million consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. In connection with the entry into the Prior Credit Agreement, on January 20, 2022, we also entered into the Prior Security Agreements.
Borrowings under the Prior Credit Agreement bore interest at a rate per annum equal to SOFR plus 0.75%. Amounts available to be drawn under outstanding letters of credit accrued fees in an amount equal to 1.00% per annum. The unused portion of the Prior Credit Agreement was not subject to a commitment fee. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement, and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date.
Under the Prior Credit Agreement, we were subject to a variety of affirmative and negative covenants of types customary in a cash-flow-based lending facility, including financial covenants that required maintenance of (1) a ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expenses no greater than 4.75 to 1.00 and (2) a fixed charge coverage ratio of not less than 1.25 to 1.00 (calculation of which took into account dividends, distributions, redemptions and repurchases of our equity interests only if our cash on hand, net of any amounts outstanding under the Prior Credit Agreement, was less than $50.0 million after giving effect to such dividends, distributions, redemptions or repurchases).

Events of default under the Prior Credit Agreement included, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any of the loan documents; or a change of control.
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
Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising from our ordinary course of business. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the occurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us will not have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these consolidated financial statements, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our consolidated results of operations or financial position.
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
During the thirteen week period ended April 29, 2023 and April 30, 2022, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of April 29, 2023, January 28, 2023 and April 30, 2022, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	April 29, 2023			January 28, 2023			April 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$37,503	$—	$—	$51,756	$—	$—	$51,843	$—	$—
Commercial paper	—	4,997	—	—	19,871	—	—	4,995	—
Marketable securities:
Commercial paper	$—	$39,651	$—	$—	$29,750	$—	$—	$39,921	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of $0.2 million and approximately $13.4 thousand in the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	($ in thousands)
Carrying value of assets with impairment	$356	$13
Fair value of assets impaired	$201	$—
Number of stores tested for impairment	24	2
Number of stores with impairment	6	1
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of April 29, 2023, there were 1,899,720 shares available for future issuance under the 2012 Plan.
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

The following table summarizes stock option activity for the thirteen weeks ended April 29, 2023 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2023 (2)	1,868,243	$8.99
Granted	2,500	$7.18
Exercised	(11,000)	$4.86
Forfeited	(12,125)	$8.89
Expired	(19,000)	$11.45
Outstanding at April 29, 2023	1,828,618	$8.98	7.0	$1,403
Exercisable at April 29, 2023	1,136,768	$9.23	6.1	$930
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $7.51 at April 29, 2023.
(2)Reflects the removal of 5,000 stock options held by a former employee that expired during fiscal 2022, which we identified during the first quarter of fiscal 2023.
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
The fair values of stock options granted during the thirteen weeks ended April 29, 2023 and April 30, 2022 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Weighted average grant-date fair value per option granted	$3.90	$4.98
Expected option term (1)	5.2 years	5.2 years
Weighted average expected volatility factor (2)	58.6%	58.6%
Weighted average risk-free interest rate (3)	3.6%	2.3%
Expected annual dividend yield (4)	—%	—%
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
(4)We do not currently have a dividend policy and we do not anticipate paying any additional cash dividends on our common stock. In compliance with our new Credit Agreement, we are prohibited from declaring or paying any cash dividends prior to April 27, 2024.
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

The following table summarizes the status of non-vested restricted stock as of April 29, 2023, and the changes since January 28, 2023:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2023	73,484	$8.71
Granted	—	—
Vested	—	—
Nonvested at April 29, 2023	73,484	$8.71
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cost of goods sold	$57	$89
Selling, general, and administrative	465	474
Total share-based compensation	$522	$563
At April 29, 2023, there was $3.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.3 years.
Note 8: (Loss) Earnings Per Share
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
The components of basic and diluted (loss) earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net (loss) income	$(11,968)	$813
Weighted average basic shares outstanding	29,798	30,762
Dilutive effect of in-the-money stock options and RSAs	—	284
Weighted average shares for diluted earnings per share	29,798	31,046
Basic (loss) earnings per share of Class A and Class B common stock	$(0.40)	$0.03
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.40)	$0.03

The following stock options have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Stock options	—	1,445

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of April 29, 2023, we operated 248 stores in 33 states, averaging approximately 7,293 square feet per store, compared to 241 total stores at the same time last year. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment has had, and is likely to continue to have, a significant, adverse impact on our consumers and, by extension, our operating results. Persistent inflation and recent regional bank failures have had a negative impact on consumer confidence and consumer spending. These economic pressures have also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll represents approximately 40% of our total selling, general and administrative expenses. Our average hourly rate for store payroll in the first quarter of fiscal 2023 was 25% higher than in the pre-pandemic first quarter of fiscal 2019 and 8% higher than in the first quarter of last year. Minimum wage increases are estimated to cost us an additional $3 million during fiscal 2023 compared to fiscal 2022. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2023, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Fiscal 2023 New Store Openings and Capital Expenditure Plans
During fiscal 2023, we currently expect to open 7 new stores within existing markets. We expect our total capital expenditures for fiscal 2023 to be approximately $15 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
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

Comparable Store Net Sales
Comparable store net sales is a measure that indicates the change in year-over-year comparable store net sales, which allows us to evaluate how our store base is performing. Numerous factors affect our comparable store net sales, including:
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
Our comparable store net sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled, relocated or refreshed store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-commerce platform as part of comparable store net sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” net sales differently than we do. As a result, data in this Report regarding our comparable store net sales may not be comparable to similar data made available by other retailers.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Statements of Operations Data:
Net sales	$123,637	$145,775
Cost of goods sold	96,768	101,100
Rent expense, related party	931	860
Total cost of goods sold	97,699	101,960
Gross profit	25,938	43,815
Selling, general and administrative expenses	43,066	42,574
Rent expense, related party	133	133
Total selling, general and administrative expenses	43,199	42,707
Operating (loss) income	(17,261)	1,108
Other income, net	1,064	4
(Loss) income before income taxes	(16,197)	1,112
Income tax (benefit) expense	(4,229)	299
Net (loss) income	$(11,968)	$813

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	78.3%	69.4%
Rent expense, related party	0.8%	0.6%
Total cost of goods sold	79.0%	69.9%
Gross profit	21.0%	30.1%
Selling, general and administrative expenses	34.8%	29.2%
Rent expense, related party	0.1%	0.1%
Total selling, general and administrative expenses	34.9%	29.3%
Operating (loss) income	(14.0)%	0.8%
Other income, net	0.9%	0.0%
(Loss) income before income taxes	(13.1)%	0.8%
Income tax (benefit) expense	(3.4)%	0.2%
Net (loss) income	(9.7)%	0.6%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating Data:
Stores operating at end of period	248	241
Comparable store net sales change (1)	(17.5)%	(13.0)%
Total square feet at end of period (in '000s)	1,809	1,764
Average net sales per physical store (in '000s) (2)	$393	$487
Average net sales per square foot (2)	$54	$66
E-commerce net sales (in '000s) (3)	$25,818	$28,293
E-commerce net sales as a percentage of net sales	20.9%	19.4%
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
First Quarter (13 Weeks) Ended April 29, 2023 Compared to First Quarter (13 Weeks) Ended April 30, 2022
Net Sales
Total net sales were $123.6 million, a decrease of $22.1 million, or 15.2%, compared to $145.8 million last year. The extended period of unseasonably cold and wet weather during February and March 2023, particularly in California wherein 40% of our total stores reside, coupled with the impact of inflation on our young customer demographic, had a negative effect on our net sales results during the first quarter ended April 29, 2023. All geographic markets and all merchandising departments, other than Footwear, produced negative double-digit comparable net sales results on a percentage basis compared to last year.
•Net sales from physical stores were $97.8 million, a decrease of $19.7 million or 16.7%, compared to $117.5 million last year with a comparable store net sales decrease of 19.7%. Net sales from physical stores represented 79.1% of total net sales compared to 80.6% of total net sales last year. We ended the first quarter with 248 total stores compared to 241 total stores at the end of the first quarter last year.
•Net sales from e-commerce were $25.8 million, a decrease of $2.5 million or 8.7%, compared to $28.3 million last year. E-commerce net sales represented 20.9% of total net sales compared to 19.4% of total net sales last year.
Gross Profit
Gross profit was $25.9 million, or 21.0% of net sales, compared to $43.8 million, or 30.1% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 620 basis points and increased by $2.4 million collectively, predominantly from occupancy costs, as a result of operating 7 net additional stores. Product margins declined by 290 basis points primarily due to higher level of markdowns utilized to manage inventory levels.
Selling, General and Administrative Expenses
SG&A expenses were $43.2 million or 34.9% of net sales, compared to $42.7 million, or 29.3% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.2%	$0.7	Increase in corporate payroll primarily due to wage inflation.
0.5%	0.4	Increase in software as a service expense.
0.2%	0.3	Increase in outside recruiting services, primarily associated with the hiring of our new Chief Merchandising Officer.
1.9%	(0.8)	Decrease in store payroll and related benefits due to better management of store payroll hours.
1.8%	(0.1)	Net change in all other SG&A expenses.
5.6%	$0.5	Total
Operating (Loss) Income
Operating loss was $(17.3) million, or (14.0)% of net sales, compared to operating income of $1.1 million, or 0.8% of net sales, last year as a result of the combination of factors noted above.
Other Income, net
Other income was $1.1 million compared to $0 last year, primarily attributable to earning higher rates of return on our marketable securities.
Income Tax (Benefit) Expense
Income tax benefit was $(4.2) million, or 26.1% of pre-tax loss, compared to income tax expense of $0.3 million, or 26.9% of pre-tax income, last year. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income.
Net (Loss) Income and (Loss) Income Per Diluted Share
Net loss was $(12.0) million, or $(0.40) per share, compared to net income of $0.8 million, or $0.03 per diluted share, last year as a result of the combination of factors noted above.

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
Working Capital
Working capital at April 29, 2023, was $77.1 million compared to $94.1 million at January 28, 2023, a decrease of $17.0 million. The primary changes in our working capital during the first quarter of fiscal 2023 were as follows:

$ millions	Description
$94.1	Working capital at January 28, 2023
(19.9)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net income.
(8.4)	Decrease in prepaid expenses and other current assets, primarily due to a decrease in prepaid income taxes.
6.3	Increase in merchandise inventories, net of accounts payable.
3.7	Increase in receivables, primarily due to a pending income tax refund.
1.3	Net increase from all other changes in current assets and current liabilities.
$77.1	Working capital at April 29, 2023
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks ended April 29, 2023 compared to the thirteen weeks ended April 30, 2022 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net cash used in operating activities	$(16,195)	$(17,553)
Net cash (used in) provided by investing activities	(13,698)	43,463
Net cash provided by (used in) financing activities	53	(8,157)
Net change in cash and cash equivalents	$(29,840)	$17,753
Net Cash Used in Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $16.2 million this year compared to $17.6 million last year. The $1.4 million reduction in net cash used in operating activities compared to last year was primarily due to an increase in accrued compensation and benefits and a decrease in prepaid expenses and other assets being largely offset by lower net sales and an increase in merchandise inventories, net of accounts payable.
Net Cash (Used in) Provided by Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $13.7 million this year compared to net cash provided of $43.5 million last year. Net cash used in investing activities in the first quarter of fiscal 2023 consisted of purchases of marketable securities of $24.5 million and capital expenditures totaling $4.3 million, partially offset by maturities of marketable securities of $15.1 million. Net cash provided by investing activities in the first quarter of fiscal 2022 consisted of maturities of marketable securities of $51.0 million, partially offset by the purchases of marketable securities of $5.0 million and capital expenditures totaling $2.6 million.

Net Cash Provided by (Used in) Financing Activities
Financing activities primarily consist of share repurchases and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $0.1 million this year resulting from the proceeds of employee exercises of stock options. Net cash used in financing activities of $8.2 million last year was attributable to the repurchase of shares of our common stock.
Asset-Backed Credit Facility
New Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into a credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
The maximum borrowings permitted under the Revolving Facility is equal to the lesser of (x) the Revolving Commitment and (y) the applicable borrowing base, which is equal to (i) 90% of our eligible credit card receivables, plus (ii) 90% of the cost of certain adjusted eligible inventory, less certain inventory reserves , plus (iii) 90% of the cost of certain adjusted eligible in-transit inventory, less certain inventory reserves, less (iv) certain other reserves established by the Bank. As of the Closing Date, our borrowing base was deemed to be equal to $25.0 million until the Banks’ receipt of reasonably satisfactory due diligence materials (provided that if such materials are not received within 60 days (or such longer period as agreed by the Bank) after the Closing Date, the deemed borrowing base will be reduced to $0. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date to the Credit Agreement.
The unused portion of the Revolving Commitment accrues a commitment fee of 0.375% per annum. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at its discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6,000,000.00). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock, and thereafter, is permitted, provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, on April 27, 2023, we entered into certain ancillary agreements, including (i) a security agreement in favor of the Bank (the “Security Agreement”), and (ii) a guaranty by us in favor of the Bank (the “Guaranty”). The Security Agreement and the Guaranty replaced (i) the third party pledge agreement, dated as of January 20, 2022, by us in favor of the Bank), (ii) the continuing guaranty by us in favor of the Banks, dated January 20, 2022, and (iii) the security agreement: business assets, dated as of January 20, 2022, by us in favor of the Bank (collectively, the “Prior Security Agreements”), which were all terminated concurrently with the termination of the Prior Credit Agreement (as defined below).
As of April 29, 2023, we were in compliance with all of our covenants and had no outstanding borrowings under the Credit Agreement.

Prior Credit Agreement
The Credit Agreement replaced our previously existing senior secured credit agreement ( as amended, the "Prior Credit Agreement") and revolving line of credit note dated as of January 20, 2022 with the Bank, which had revolving commitments of up to $25.0 million consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. In connection with the entry into the Prior Credit Agreement, on January 20, 2022, we also entered into the Prior Security Agreements.
Borrowings under the Prior Credit Agreement bore interest at a rate per annum equal to SOFR plus 0.75%. Amounts available to be drawn under outstanding letters of credit accrued fees in an amount equal to 1.00% per annum. The unused portion of the Prior Credit Agreement was not subject to a commitment fee. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement, and the only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement and was transferred on the Closing Date.
Under the Prior Credit Agreement, we were subject to a variety of affirmative and negative covenants of types customary in a cash-flow-based lending facility, including financial covenants that required maintenance of (1) a ratio of total funded debt to earnings before interest, taxes, depreciation, amortization and annual rent expenses no greater than 4.75 to 1.00 and (2) a fixed charge coverage ratio of not less than 1.25 to 1.00 (calculation of which took into account dividends, distributions, redemptions and repurchases of our equity interests only if our cash on hand, net of any amounts outstanding under the Prior Credit Agreement, was less than $50.0 million after giving effect to such dividends, distributions, redemptions or repurchases).
Events of default under the Prior Credit Agreement included, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any of the loan documents; or a change of control.
Contractual Obligations
As of April 29, 2023, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of April 29, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended April 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Report, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a detailed discussion of the risks that affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1#
Offer Letter between Tilly's Inc. and Laura Janney dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 17, 2023).

10.2
Credit Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023.

10.3
Security Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023.

10.4
Guaranty, dated April 27, 2023, of Tillys, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 5, 2023
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 5, 2023
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)