Form 10-Q
period 2023-07-29
TILLY'S, INC.
filed 2023-09-01
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of August 30, 2023, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,654,120
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended July 29, 2023

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
•our ability to effectively respond to disruptions in our supply chain and distribution center;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$54,578	$73,526	$85,510
Marketable securities	49,700	39,753	30,874
Receivables	10,922	9,240	14,635
Merchandise inventories	91,251	62,117	89,295
Prepaid expenses and other current assets	9,209	17,762	13,775
Total current assets	215,660	202,398	234,089
Operating lease assets	224,537	212,845	221,114
Property and equipment, net	48,353	50,635	49,178
Deferred tax assets	12,973	8,497	11,526
Other assets	1,764	1,377	1,581
TOTAL ASSETS	$503,287	$475,752	$517,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,763	$15,956	$47,942
Accrued expenses	18,972	15,889	23,506
Deferred revenue	14,012	16,103	14,312
Accrued compensation and benefits	8,358	8,183	7,445
Current portion of operating lease liabilities	51,243	48,864	51,007
Current portion of operating lease liabilities, related party	2,977	2,839	2,705
Other liabilities	425	470	727
Total current liabilities	140,750	108,304	147,644
Noncurrent portion of operating lease liabilities	176,310	167,913	173,916
Noncurrent portion of operating lease liabilities, related party	20,865	22,388	23,842
Other liabilities	447	349	518
Total long-term liabilities	197,622	190,650	198,276
Total liabilities	338,372	298,954	345,920
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,654, 22,562 and 22,805 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	171,195	170,033	168,120
(Accumulated deficit) Retained earnings	(6,563)	6,530	3,372
Accumulated other comprehensive income	253	205	46
Total stockholders’ equity	164,915	176,798	171,568
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$503,287	$475,752	$517,488

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$159,951	$168,308	$283,588	$314,083

Cost of goods sold (includes buying, distribution, and occupancy costs)	114,704	115,424	211,472	216,524
Rent expense, related party	931	902	1,862	1,762
Total cost of goods sold (includes buying, distribution, and occupancy costs)	115,635	116,326	213,334	218,286
Gross profit	44,316	51,982	70,254	95,797

Selling, general and administrative expenses	46,868	46,697	89,934	89,271
Rent expense, related party	133	133	266	266
Total selling, general, and administrative expenses	47,001	46,830	90,200	89,537

Operating (loss) income	(2,685)	5,152	(19,946)	6,260
Other income, net	1,220	183	2,284	187
(Loss) income before income taxes	(1,465)	5,335	(17,662)	6,447
Income tax (benefit) expense	(340)	1,516	(4,569)	1,815
Net (loss) income	$(1,125)	$3,819	$(13,093)	$4,632
Basic (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.13	$(0.44)	$0.15
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.13	$(0.44)	$0.15
Weighted average basic shares outstanding	29,831	30,021	29,815	30,392
Weighted average diluted shares outstanding	29,831	30,186	29,815	30,619
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income	$(1,125)	$3,819	$(13,093)	$4,632
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(68)	44	48	47
Other comprehensive (loss) income, net of tax	(68)	44	48	47
Comprehensive (loss) income	$(1,193)	$3,863	$(13,045)	$4,679
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at April 29, 2023	22,573	7,306	$30	$170,608	$(5,438)	$321	$165,521
Net loss	—	—	—	—	(1,125)	—	(1,125)
Restricted stock	73	—	—	—	—	—	—
Share-based compensation expense	—	—	—	557	—	—	557
Employee stock option exercises	8	—	—	30	—	—	30
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(68)	(68)
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at April 30, 2022	22,832	7,306	$30	$167,512	$391	$2	$167,935
Net income	—	—	—	—	3,819	—	3,819
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	588	—	—	588
Employee stock option exercises	5	—		20	—	—	20
Repurchase of common stock	(95)	—	—	—	(838)	—	(838)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	44	44
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(13,093)	—	(13,093)
Restricted stock	73	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,078	—	—	1,078
Employee stock option exercises	19	—	—	84	—	—	84
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	48	48
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	4,632	—	4,632
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,151	—	—	1,151
Employee stock option exercises	10	—		40	—	—	40
Repurchase of common stock	(987)	—	(1)	—	(9,014)	—	(9,015)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	47	47
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net (loss) income	$(13,093)	$4,632
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,457	7,003
Share-based compensation expense	1,078	1,151
Impairment of assets	955	13
Loss on disposal of assets	28	77
Gain on maturities of marketable securities	(961)	(94)
Deferred income taxes	(4,476)	(79)
Changes in operating assets and liabilities:
Receivables	(801)	(5,203)
Merchandise inventories	(29,134)	(23,650)
Prepaid expenses and other current assets	8,230	2,609
Accounts payable	28,768	19,773
Accrued expenses	4,274	2,624
Accrued compensation and benefits	175	(9,611)
Operating lease liabilities	(2,994)	(3,082)
Deferred revenue	(2,091)	(2,784)
Other liabilities	(314)	(494)
Net cash used in operating activities	(3,899)	(7,115)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	45,081	96,240
Purchases of marketable securities	(53,904)	(29,947)
Purchases of property and equipment	(6,310)	(6,894)
Net cash (used in) provided by investing activities	(15,133)	59,399

Cash flows from financing activities:
Share repurchases	—	(9,015)
Proceeds from exercise of stock options	84	40
Net cash provided by (used in) financing activities	84	(8,975)

Change in cash and cash equivalents	(18,948)	43,309
Cash and cash equivalents, beginning of period	73,526	42,201
Cash and cash equivalents, end of period	$54,578	$85,510

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$(6,571)	$1,440
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,141	$2,913
Operating lease liabilities arising from obtaining operating lease assets	$36,758	$31,819

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 246 stores, in 33 states as of July 29, 2023. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended July 29, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 ("fiscal 2022").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2023 refer to the fiscal year ending February 3, 2024. References to the fiscal quarters or first halves ended July 29, 2023 and July 30, 2022 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Retail stores	$129,800	$137,088	$227,618	$254,571
E-commerce	30,151	31,220	55,970	59,512
Total net sales	$159,951	$168,308	$283,588	$314,083
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Mens	35%	37%	36%	37%
Womens	29%	26%	29%	27%
Accessories	16%	18%	14%	16%
Footwear	12%	11%	13%	12%
Boys	4%	4%	4%	4%
Girls	4%	4%	4%	4%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Third-party	67%	68%	68%	68%
Proprietary	33%	32%	32%	32%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of July 29, 2023, January 28, 2023 and July 30, 2022, our reserve for sales returns was $3.1 million, $1.6 million and $3.6 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.2 million, $11.1 million and $8.9 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.9 million and $3.2 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. For the thirteen weeks ended July 29, 2023 and July 30, 2022, the opening gift card balance was $9.9 million and $9.8 million, respectively, of which $1.8 million and $1.3 million, respectively, were recognized as revenue during the period. Revenue recognized from gift cards was $6.4 million and $7.2 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the opening gift card balance was $11.1 million and $11.2 million, respectively, of which $4.0 million and $3.9 million, respectively, were recognized as revenue during the period.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.8 million, $5.0 million and $5.3 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively. The value of points redeemed through our loyalty program was $2.1 million and $2.2 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively. For the thirteen weeks ended July 29, 2023 and July 30, 2022, the opening loyalty program balance was $4.9 million and $5.4 million, respectively, of which $1.6 million and $1.8 million, respectively, was recognized as revenue during these periods. The value of points redeemed through our loyalty program was $3.7 million and $4.3 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the opening loyalty program balance was $5.0 million and $5.9 million, respectively, of which $2.7 million and $3.5 million, respectively, was recognized as revenue during these periods.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022 we incurred rent expense of $0.5 million and $1.1 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During the thirteen and twenty-six week periods ended July 29, 2023, we incurred rent expense of $0.2 million and $0.3 million, respectively, related to this lease. During the thirteen and twenty-six week periods ended July 30, 2022, we incurred rent expense of $0.1 million and $0.2 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022 we incurred rent expense of $0.4 million and $0.7 million, respectively, related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
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

The maturity of operating lease liabilities and sublease income as of July 29, 2023 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2023	$1,986	$34,322	$36,308	$46
2024	4,085	59,356	63,441	95
2025	4,244	49,860	54,104	99
2026	4,411	38,741	43,152	104
2027	4,167	31,247	35,414	—
Thereafter	9,324	59,298	68,622	—
Total minimum lease payments	28,217	272,824	301,041	344
Less: Amount representing interest	4,375	45,271	49,646	—
Present value of operating lease liabilities	$23,842	$227,553	$251,395	$344

As of July 29, 2023, additional operating lease contracts that have not yet commenced are $7.1 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are $0.3 million

Lease expense for the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022 was as follows (in thousands):

	Thirteen Weeks Ended
	July 29, 2023			July 30, 2022
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,032	$366	$16,398	$15,716	$320	$16,036
Variable lease expense	4,938	11	4,949	4,224	9	4,233
Total lease expense	$20,970	$377	$21,347	$19,940	$329	$20,269

	Twenty-Six Weeks Ended
	July 29, 2023			July 30, 2022
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$31,457	$694	$32,151	$30,991	$641	$31,632
Variable lease expense	10,686	40	10,726	8,011	23	8,034
Total lease expense	$42,143	$734	$42,877	$39,002	$664	$39,666
Supplemental lease information for the twenty-six weeks ended July 29, 2023 and July 30, 2022 was as follows:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$35,125	$34,849
Weighted average remaining lease term (in years)	5.5 years	5.8 years
Weighted average interest rate (1)	6.16%	6.14%
(1) Since our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.
Income Taxes
Our income tax benefit was $(4.6) million, or 25.9% of pre-tax loss, compared to an income tax expense of $1.8 million, or 28.2% of pre-tax income, for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income and certain discrete income tax items associated with stock-based compensation.

New Accounting Standards Adopted
In November 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses ("ASU 2019-11") which amends ASU No. 2016-13 Measurement of Credit Losses on Financial Instruments and modifies or replaces existing models for impairment of trade and other receivables, debt securities, loans, beneficial interests held as assets, purchased-credit impaired financial assets and other instruments. The new standard requires entities to measure expected losses over the life of the asset and recognize an allowance for estimated credit losses upon recognition of the financial instrument. We adopted ASU 2019-11 in the first quarter of fiscal 2023, which applied to our fixed income securities recorded at amortized cost and classified as held-to-maturity and to our trade receivables. The adoption of this accounting standard did not have a material effect on our consolidated financial statements and related disclosures.
Note 3: Marketable Securities
Marketable securities as of July 29, 2023 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.
The following table summarizes our investments in marketable securities at July 29, 2023, January 28, 2023 and July 30, 2022 (in thousands):

	July 29, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,190	$344	$—	$39,534
Fixed income securities	10,166	—	—	10,166
Total marketable securities	$49,356	$344	$—	$49,700

	January 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,570	$180	$—	$29,750
Fixed income securities	10,003	—	—	10,003
Total marketable securities	$39,573	$180	$—	$39,753

	July 30, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$24,848	$44	$—	$24,892
Fixed income securities	5,982	—	—	5,982
Total marketable securities	$30,830	$44	$—	$30,874
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022. Upon recognition of the gains, we reclassified these amounts out of "Accumulated Other Comprehensive Income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gains on investments	$544	$47	$716	$65

Note 4: Asset-Backed Credit Agreement
New Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our Prior Credit Agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
The maximum borrowings permitted under the Revolving Facility is equal to the lesser of (x) the Revolving Commitment and (y) the applicable borrowing base, which is equal to (i) 90% of our eligible credit card receivables, plus (ii) 90% of the cost of certain adjusted eligible inventory, less certain inventory reserves, plus (iii) 90% of the cost of certain adjusted eligible in-transit inventory, less certain inventory reserves, less (iv) certain other reserves established by the Bank.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6,000,000.00). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock. Thereafter, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
As of July 29, 2023, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit.
Prior Credit Agreement
The Credit Agreement replaced our previously existing senior secured credit agreement (as amended, the "Prior Credit Agreement") and revolving line of credit note dated as of January 20, 2022 with the Bank, which had revolving commitments of up to $25.0 million consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $15.0 million. In connection with the entry into the Prior Credit Agreement, on January 20, 2022, we also entered into the Prior Security Agreements.
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
Furthermore, as of July 29, 2023, January 28, 2023 and July 30, 2022, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	July 29, 2023			January 28, 2023			July 30, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$51,681	$—	$—	$51,756	$—	$—	$64,210	$—	$—
Commercial paper	—	—	—	—	19,871	—	—	14,980	—
Marketable securities:
Commercial paper	$—	$39,534	$—	$—	$29,750	$—	$—	$24,892	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of $1.0 million and less than $0.1 million in the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	($ in thousands)
Carrying value of assets with impairment	$801	$—	$1,157	$13
Fair value of assets impaired	$—	$—	$201	$—
Number of stores tested for impairment	24	3	28	4
Number of stores with impairment	5	—	11	1
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of July 29, 2023, there were 1,068,169 shares available for future issuance under the 2012 Plan.
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

The following table summarizes stock option activity for the twenty-six weeks ended July 29, 2023 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2023 (2)	1,868,243	$8.99
Granted	758,500	$6.44
Exercised	(18,375)	$4.57
Forfeited	(32,375)	$8.40
Expired	(35,625)	$12.59
Outstanding at July 29, 2023	2,540,368	$8.22	7.7	$3,424
Exercisable at July 29, 2023	1,114,018	$9.19	5.9	$1,204
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $8.56 at July 29, 2023.
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
The fair values of stock options granted during the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted average grant-date fair value per option granted	$3.50	$4.12	$3.50	$4.97
Expected option term (1)	5.5 years	5.2 years	5.5 years	5.2 years
Weighted average expected volatility factor (2)	56.3%	58.6%	56.3%	58.6%
Weighted average risk-free interest rate (3)	4.0%	3.0%	4.0%	2.3%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
(4)We do not currently have a dividend policy, and we do not currently anticipate paying any cash dividends on our common stock at this time. In compliance with our new Credit Agreement, we are prohibited from declaring or paying any cash dividends prior to April 27, 2024.
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

The following table summarizes the status of non-vested restricted stock as of July 29, 2023, and the changes since January 28, 2023:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2023	73,484	$8.71
Granted	73,284	6.55
Vested	(41,738)	9.58
Nonvested at July 29, 2023	105,030	$6.86
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cost of goods sold	$68	$90	$125	$179
Selling, general, and administrative	489	498	953	972
Total share-based compensation	$557	$588	$1,078	$1,151
At July 29, 2023, there was $5.9 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.8 years.
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
The components of basic and diluted (loss) earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net (loss) income	$(1,125)	$3,819	$(13,093)	$4,632
Weighted average basic shares outstanding	29,831	30,021	29,815	30,392
Dilutive effect of in-the-money stock options and RSAs	—	165	—	227
Weighted average shares for diluted earnings per share	29,831	30,186	29,815	30,619
Basic (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.13	$(0.44)	$0.15
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.04)	$0.13	$(0.44)	$0.15

The following stock options have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock options	2,125	1,525	2,125	1,402
Restricted stock	—	10	—	10
Total	2,125	1,535	2,125	1,412
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of July 29, 2023, we operated 246 stores in 33 states, averaging approximately 7,284 square feet per store, compared to 242 total stores at the same time last year. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment has had, and is likely to continue to have, a significant, adverse impact on our consumers and, by extension, our operating results. Persistent inflation and recent regional bank failures have had a negative impact on consumer confidence and consumer spending. These economic pressures have also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 48% of our total selling, general and administrative expenses for the first half of fiscal 2023. Our average hourly rate for store payroll in the first half of fiscal 2023 was 26% higher than in the pre-pandemic first half of fiscal 2019 and 7% higher than in the first half of last year. Minimum wage increases are estimated to cost us an additional $3 million during fiscal 2023 compared to fiscal 2022. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2023, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Fiscal 2023 New Store Openings and Capital Expenditure Plans
During fiscal 2023, we expect to open 7 new stores within existing markets. We expect our total capital expenditures for fiscal 2023 to be in the range of approximately $15 million to $17 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative ("SG&A") expenses and operating (loss) income.
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
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-commerce fulfillment centers, and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our company grows. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Statements of Operations Data:
Net sales	$159,951	$168,308	$283,588	$314,083
Cost of goods sold	114,704	115,424	211,472	216,524
Rent expense, related party	931	902	1,862	1,762
Total cost of goods sold	115,635	116,326	213,334	218,286
Gross profit	44,316	51,982	70,254	95,797
Selling, general and administrative expenses	46,868	46,697	89,934	89,271
Rent expense, related party	133	133	266	266
Total selling, general and administrative expenses	47,001	46,830	90,200	89,537
Operating (loss) income	(2,685)	5,152	(19,946)	6,260
Other income, net	1,220	183	2,284	187
(Loss) income before income taxes	(1,465)	5,335	(17,662)	6,447
Income tax (benefit) expense	(340)	1,516	(4,569)	1,815
Net (loss) income	$(1,125)	$3,819	$(13,093)	$4,632

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.7%	68.6%	74.6%	68.9%
Rent expense, related party	0.6%	0.5%	0.7%	0.6%
Total cost of goods sold	72.3%	69.1%	75.2%	69.5%
Gross profit	27.7%	30.9%	24.8%	30.5%
Selling, general and administrative expenses	29.3%	27.7%	31.7%	28.4%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	29.4%	27.8%	31.8%	28.5%
Operating (loss) income	(1.7)%	3.1%	(7.0)%	2.0%
Other income, net	0.8%	0.1%	0.8%	0.1%
(Loss) income before income taxes	(0.9)%	3.2%	(6.2)%	2.1%
Income tax (benefit) expense	(0.2)%	0.9%	(1.6)%	0.6%
Net (loss) income	(0.7)%	2.3%	(4.6)%	1.5%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating Data:
Stores operating at end of period	246	242	246	242
Comparable store net sales change (1)	(8.5)%	(16.4)%	(12.7)%	(14.9)%
Total square feet at end of period (in '000s)	1,792	1,767	1,792	1,767
Average net sales per physical store (in '000s) (2)	$522	$570	$915	$1,056
Average net sales per square foot (2)	$72	$78	$125	$144
E-commerce net sales (in '000s) (3)	$30,151	$31,220	$55,970	$59,512
E-commerce net sales as a percentage of net sales	18.9%	18.5%	19.7%	18.9%
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
Second Quarter (13 Weeks) Ended July 29, 2023 Compared to Second Quarter (13 Weeks) Ended July 30, 2022
Net Sales
Total net sales were $160.0 million, a decrease of $8.4 million, or 5.0%, compared to $168.3 million last year. Total comparable net sales, including both physical stores and e-commerce, decreased by 8.5%. We believe persistent inflation continues to have an adverse impact on consumer spending by our customers and, in particular, our younger customer demographic.
•Net sales from physical stores were $129.8 million, a decrease of $7.3 million or 5.3%, compared to $137.1 million last year, with a comparable store net sales decrease of 9.3%. In comparable stores, customer traffic decreased by 9%, total transaction volume decreased by 11%, and the average transaction value increased by 2%. Net sales from physical stores represented 81.1% of total net sales compared to 81.5% of total net sales last year. We ended the second quarter with 246 total stores compared to 242 total stores at the end of the second quarter last year.
•Net sales from e-commerce were $30.2 million, a decrease of $1.1 million or 3.4%, compared to $31.2 million last year. E-commerce net sales represented 18.9% of total net sales compared to 18.5% of total net sales last year.
Gross Profit
Gross profit was $44.3 million, or 27.7% of net sales, compared to $52.0 million, or 30.9% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 170 basis points and increased by $0.9 million collectively, predominantly from occupancy costs, as a result of operating 4 net additional stores and carrying these costs against a lower level of net sales this year. Product margins declined by 150 basis points primarily due to increased markdowns and estimated inventory valuation reserves.
Selling, General and Administrative Expenses
SG&A expenses were $47.0 million or 29.4% of net sales, compared to $46.8 million, or 27.8% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.4%	$0.8	Increase in non-cash store impairment charges.
0.4%	0.4	Increase in corporate payroll primarily due to the impact of wage increases for employee retention.
0.8%	(1.0)	Net savings from all other SG&A expenses.
1.6%	$0.2	Total
Operating (Loss) Income
Operating loss was $(2.7) million, or (1.7)% of net sales, compared to operating income of $5.2 million, or 3.1% of net sales, last year as a result of the combination of factors noted above.
Other Income, Net
Other income was $1.2 million compared to $0.2 million last year, primarily attributable to earning significantly higher rates of return on our marketable securities.
Income Tax (Benefit) Expense
Income tax benefit was $(0.3) million, or 23.2% of pre-tax loss, compared to income tax expense of $1.5 million, or 28.4% of pre-tax income, last year. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income and certain discrete income tax items associated with stock-based compensation.
Net (Loss) Income and (Loss) Income Per Diluted Share
Net loss was $(1.1) million, or $(0.04) per share, compared to net income of $3.8 million, or $0.13 per diluted share, last year as a result of the combination of factors noted above.

First Half (26 Weeks) Ended July 29, 2023 Compared to First Half (26 Weeks) Ended July 30, 2022
Net Sales
Total net sales were $283.6 million, a decrease of $30.5 million, or 9.7%, compared to $314.1 million last year. Total comparable net sales, including both physical stores and e-commerce, decreased by 12.7%. We believe persistent inflation continues to have an adverse impact on consumer spending by our customers and, in particular, our younger customer demographic.
•Net sales from physical stores were $227.6 million, a decrease of $27.0 million or 10.6%, compared to $254.6 million last year with a comparable store net sales decrease of 14.0%. In comparable stores, customer traffic decreased by 11%, total transaction volume decreased by 14%, and the average transaction value was flat. Net sales from physical stores represented 80.3% of total net sales compared to 81.1% of total net sales last year.
•Net sales from e-commerce were $56.0 million, a decrease of $3.5 million or 6.0%, compared to $59.5 million last year. E-commerce net sales represented 19.7% of total net sales compared to 18.9% of total net sales last year.
Gross Profit
Gross profit was $70.3 million, or 24.8% of net sales, compared to $95.8 million, or 30.5% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 360 basis points and increased by $3.3 million collectively, predominantly due to occupancy costs, as a result of operating 4 net additional stores and carrying these costs against a lower level of net sales. Product margins declined by 210 basis points primarily due to increased markdowns and estimated inventory valuation reserves.
Selling, General and Administrative Expenses
SG&A expenses were $90.2 million or 31.8% of net sales, compared to $89.5 million, or 28.5% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.8%	$1.1	Increase in corporate payroll primarily due to the impact of wage increases for employee retention.
0.1%	0.9	Increase in non-cash store impairment charges.
1.3%	(0.6)	Decrease in store payroll and related benefits, primarily due to efficient management of store payroll hours.
1.1%	(0.7)	Net change in all other SG&A expenses.
3.3%	$0.7	Total
Operating (Loss) Income
Operating loss was $(19.9) million, or (7.0)% of net sales, compared to operating income of $6.3 million, or 2.0% of net sales, last year as a result of the combination of factors noted above.
Other Income, Net
Other income was $2.3 million compared to $0.2 million last year, primarily attributable to earning significantly higher rates of return on our marketable securities.
Income Tax (Benefit) Expense
Income tax benefit was $(4.6) million, or 25.9% of pre-tax loss, compared to income tax expense of $1.8 million, or 28.2% of pre-tax income, last year. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income and discrete income tax items associated with stock-based compensation.
Net (Loss) Income and (Loss) Income Per Diluted Share
Net loss was $(13.1) million, or $(0.44) per share, compared to net income of $4.6 million, or $0.15 per diluted share, last year as a result of the combination of factors noted above.

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
Working Capital
Working capital at July 29, 2023, was $74.9 million compared to $94.1 million at January 28, 2023, a decrease of $19.2 million. The primary changes in our working capital during the first half of fiscal 2023 were as follows:

$ millions	Description
$94.1	Working capital at January 28, 2023
(9.0)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net income.
(8.6)	Decrease in prepaid expenses and other current assets, primarily due to a decrease in prepaid income taxes.
(3.1)	Decrease primarily due to an increase in accrued expenses.
(2.4)	Decrease primarily due to an increase in operating lease liabilities.
2.1	Increase primarily due to a decrease in deferred revenue.
1.8	Net increase from all other changes in current assets and current liabilities.
$74.9	Working capital at July 29, 2023
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks ended July 29, 2023 compared to the twenty-six weeks ended July 30, 2022 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net cash used in operating activities	$(3,899)	$(7,115)
Net cash (used in) provided by investing activities	(15,133)	59,399
Net cash provided by (used in) financing activities	84	(8,975)
Net change in cash and cash equivalents	$(18,948)	$43,309
Net Cash Used in Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $3.9 million this year compared to $7.1 million last year. The $3.2 million reduction in net cash used in operating activities compared to last year was primarily due to an increase in accrued compensation and benefits and a decrease in prepaid expenses and other assets being largely offset by lower net sales and an increase in merchandise inventories, net of accounts payable.
Net Cash (Used in) Provided by Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $15.1 million this year compared to net cash provided of $59.4 million last year. Net cash used in investing activities in the first half of fiscal 2023 consisted of purchases of marketable securities of $53.9 million and capital expenditures totaling $6.3 million, partially offset by maturities of marketable securities of $45.1 million. Net cash provided by investing activities in the first half of fiscal 2022 consisted of maturities of marketable securities of $96.2 million, partially offset by the purchases of marketable securities of $29.9 million and capital expenditures totaling $6.9 million.
Net Cash Provided by (Used in) Financing Activities
Financing activities primarily consist of share repurchases and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $0.1 million this year resulting from the proceeds of employee exercises of stock options. Net cash used in financing activities of $9.0 million last year was attributable to the repurchase of shares of our common stock, partially offset by proceeds from the exercise of stock options of $40 thousand.
Asset-Backed Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior unsecured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
The maximum borrowings permitted under the Revolving Facility is equal to the lesser of (x) the Revolving Commitment and (y) the applicable borrowing base, which is equal to (i) 90% of our eligible credit card receivables, plus (ii) 90% of the cost of certain adjusted eligible inventory, less certain inventory reserves, plus (iii) 90% of the cost of certain adjusted eligible in-transit inventory, less certain inventory reserves, less (iv) certain other reserves established by the Bank.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6,000,000.00). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock. Thereafter, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
As of July 29, 2023, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit.
Contractual Obligations
As of July 29, 2023, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of July 29, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the twenty-six weeks ended July 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	September 1, 2023
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 1, 2023
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)