Form 10-Q
period 2023-10-28
TILLY'S, INC.
filed 2023-12-01
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of November 29, 2023, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,667,615
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended October 28, 2023

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the impacts of inflation on consumer spending generally and on our expense management, operating results and financial condition;
•our ability to adapt to declines in consumer confidence and decreases in consumer spending;
•the impact of fluctuations in the price and availability of raw materials, labor, and transportation;
•our ability to compete effectively in an environment of intense competition in stores, online and via social media marketing platforms;
•our ability to adapt to downward trends in traffic for our stores and changes in our customers' purchasing patterns;
•our ability to identify and respond to new and changing customer fashion preferences and fashion-related trends;
•our ability to successfully open new stores and profitably operate our existing stores;
•our ability to secure desirable lease arrangements and other economics to improve our profitability;
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
•our ability to respond to changes in employment and wage and hour laws;
•our ability to generate adequate cash from our existing stores and e-commerce to support our growth;

•our ability to generate sufficient undiscounted cash flows to recover our investment in long-lived and right-of-use assets;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$44,425	$73,526	$75,786
Marketable securities	49,523	39,753	29,985
Receivables	7,118	9,240	11,352
Merchandise inventories	82,753	62,117	81,589
Prepaid expenses and other current assets	11,816	17,762	16,036
Total current assets	195,635	202,398	214,748
Operating lease assets	216,205	212,845	222,664
Property and equipment, net	49,220	50,635	51,279
Deferred tax assets	13,229	8,497	10,261
Other assets	1,685	1,377	1,488
TOTAL ASSETS	$475,974	$475,752	$500,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,025	$15,956	$30,225
Accrued expenses	14,688	15,889	17,239
Deferred revenue	13,520	16,103	13,859
Accrued compensation and benefits	10,590	8,183	9,756
Current portion of operating lease liabilities	50,063	48,864	50,047
Current portion of operating lease liabilities, related party	3,048	2,839	2,771
Other liabilities	330	470	806
Total current liabilities	119,264	108,304	124,703
Noncurrent portion of operating lease liabilities	171,388	167,913	176,621
Noncurrent portion of operating lease liabilities, related party	20,081	22,388	23,129
Other liabilities	391	349	455
Total long-term liabilities	191,860	190,650	200,205
Total liabilities	311,124	298,954	324,908
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,668, 22,562 and 22,537 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	171,754	170,033	168,749
(Accumulated deficit) Retained earnings	(7,410)	6,530	6,634
Accumulated other comprehensive income	476	205	119
Total stockholders’ equity	164,850	176,798	175,532
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,974	$475,752	$500,440

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$166,475	$177,847	$450,063	$491,930

Cost of goods sold (includes buying, distribution, and occupancy costs)	116,825	122,346	328,297	338,870
Rent expense, related party	931	918	2,793	2,680
Total cost of goods sold (includes buying, distribution, and occupancy costs)	117,756	123,264	331,090	341,550
Gross profit	48,719	54,583	118,973	150,380

Selling, general and administrative expenses	51,101	48,134	141,035	137,405
Rent expense, related party	134	134	400	400
Total selling, general, and administrative expenses	51,235	48,268	141,435	137,805

Operating (loss) income	(2,516)	6,315	(22,462)	12,575
Other income, net	1,341	675	3,625	862
(Loss) income before income taxes	(1,175)	6,990	(18,837)	13,437
Income tax (benefit) expense	(328)	1,841	(4,897)	3,656
Net (loss) income	$(847)	$5,149	$(13,940)	$9,781
Basic (loss) earnings per share of Class A and Class B common stock	$(0.03)	$0.17	$(0.47)	$0.32
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.03)	$0.17	$(0.47)	$0.32
Weighted average basic shares outstanding	29,872	29,894	29,834	30,226
Weighted average diluted shares outstanding	29,872	30,050	29,834	30,428
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income	$(847)	$5,149	$(13,940)	$9,781
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	223	73	271	120
Other comprehensive income, net of tax	223	73	271	120
Comprehensive (loss) income	$(624)	$5,222	$(13,669)	$9,901
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915
Net loss	—	—	—	—	(847)	—	(847)
Restricted stock forfeited	(17)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	606	—	—	606
Employee stock option exercises	31	—	—	126	—	—	126
Taxes paid on short-swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	223	223
Balance at October 28, 2023	22,668	7,306	$30	$171,754	$(7,410)	$476	$164,850

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 30, 2022	22,805	7,306	$30	$168,120	$3,372	$46	$171,568
Net income	—	—	—	—	5,149	—	5,149
Share-based compensation expense	—	—	—	613	—	—	613
Employee stock option exercises	3	—		16	—	—	16
Repurchase of common stock	(271)	—	—	—	(1,887)	—	(1,887)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	73	73
Balance at October 29, 2022	22,537	7,306	$30	$168,749	$6,634	$119	$175,532
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(13,940)	—	(13,940)
Restricted stock, net of forfeitures	57	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,684	—	—	1,684
Employee stock option exercises	49	—	—	210	—	—	210
Taxes paid on short-swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	271	271
Balance at October 28, 2023	22,668	7,306	$30	$171,754	$(7,410)	$476	$164,850

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	9,781	—	9,781
Restricted stock	63	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,764	—	—	1,764
Employee stock option exercises	13	—		56	—	—	56
Repurchase of common stock	(1,258)	—	(1)	—	(10,901)	—	(10,902)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	120	120
Balance at October 29, 2022	22,537	7,306	$30	$168,749	$6,634	$119	$175,532
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net (loss) income	$(13,940)	$9,781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,547	10,515
Share-based compensation expense	1,684	1,764
Impairment of assets	2,631	14
Loss on disposal of assets	2	64
(Gain) interest on maturities of marketable securities	(1,156)	(230)
Deferred income taxes	(4,732)	1,167
Changes in operating assets and liabilities:
Receivables	4,196	(705)
Merchandise inventories	(20,636)	(15,944)
Prepaid expenses and other current assets	5,980	557
Accounts payable	11,033	2,068
Accrued expenses	106	(4,253)
Accrued compensation and benefits	2,407	(7,300)
Operating lease liabilities	(4,545)	(4,637)
Deferred revenue	(2,583)	(3,237)
Other liabilities	(452)	(706)
Net cash used in operating activities	(10,458)	(11,082)

Cash flows from investing activities:
Purchases of marketable securities	(88,146)	(49,779)
Purchases of property and equipment	(10,543)	(11,897)
Proceeds from maturities of marketable securities	80,000	117,189
Proceeds from sale of property and equipment	9	—
Net cash (used in) provided by investing activities	(18,680)	55,513

Cash flows from financing activities:
Proceeds from exercise of stock options	210	56
Taxes paid on short-swing profits disgorgement payment	(173)	—
Share repurchases	—	(10,902)
Net cash provided by (used in) financing activities	37	(10,846)

Change in cash and cash equivalents	(29,101)	33,585
Cash and cash equivalents, beginning of period	73,526	42,201
Cash and cash equivalents, end of period	$44,425	$75,786

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$(6,429)	$1,440
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$2,022	$3,511
Operating lease liabilities arising from obtaining operating lease assets	$44,246	$47,092

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 249 stores, in 33 states as of October 28, 2023. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended October 28, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 ("fiscal 2022").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2023 refer to the fiscal year ending February 3, 2024. References to the fiscal quarters or first nine months ended October 28, 2023 and October 29, 2022 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Retail stores	$132,431	$141,539	$360,050	$396,109
E-commerce	34,044	36,308	90,013	95,821
Total net sales	$166,475	$177,847	$450,063	$491,930
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Mens	35%	37%	35%	37%
Womens	25%	25%	28%	26%
Accessories	19%	19%	17%	17%
Footwear	11%	11%	12%	12%
Boys	5%	4%	4%	4%
Girls	5%	4%	4%	4%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Third-party	69%	69%	68%	69%
Proprietary	31%	31%	32%	31%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of October 28, 2023, January 28, 2023 and October 29, 2022, our reserve for sales returns was $1.5 million, $1.6 million and $1.9 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.8 million, $11.1 million and $8.7 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.3 million and $2.6 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirteen weeks ended October 28, 2023 and October 29, 2022, the opening gift card balance was $9.2 million and $8.9 million, respectively, of which $0.7 million was recognized as revenue in both periods. Revenue recognized from gift cards was $8.6 million and $9.9 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the opening gift card balance was $11.1 million and $11.2 million, respectively, of which $4.1 million and $4.6 million, respectively, were recognized as revenue during the period.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.7 million, $5.0 million and $5.2 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively. The value of points redeemed through our loyalty program was $2.1 million and $2.2 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirteen weeks ended October 28, 2023 and October 29, 2022, the opening loyalty program balance was $4.8 million and $5.3 million, respectively, of which $1.7 million and $1.8 million, respectively, was recognized as revenue during these periods. The value of points redeemed through our loyalty program was $5.8 million and $6.5 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the opening loyalty program balance was $5.0 million and $5.9 million, respectively, of which $4.0 million and $4.9 million, respectively, was recognized as revenue during these periods.
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
At October 28, 2023, January 28, 2023 and October 29, 2022, property and equipment consisted of the following (in thousands):

	October 28, 2023	January 28, 2023	October 29, 2022
Leasehold improvements	$160,072	$158,511	$155,640
Furniture and fixtures	47,216	47,571	47,148
Computer hardware and software	46,292	42,903	42,538
Machinery and equipment	34,546	34,263	34,076
Vehicles	2,497	2,190	2,187
Construction in progress	6,156	6,214	7,634
Property and equipment, gross	296,779	291,652	289,223
Accumulated depreciation	(247,559)	(241,017)	(237,944)
Property and equipment, net	$49,220	$50,635	$51,279
Depreciation expense related to property and equipment was $3.1 million and $3.5 million for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. Depreciation expense related to property and equipment was $9.5 million and $10.5 million for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.
Leases
We conduct all of our retail sales and corporate operations in leased facilities. Lease terms generally range up to 10 years in duration (subject to elective extensions) and provide for escalations in base rents. Many of our store leases contain one or more options to renew the lease at our sole discretion. Generally, we do not consider any additional renewal periods to be reasonably certain of being exercised.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022 we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease.

Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During the thirteen and thirty-nine week periods ended October 28, 2023, we incurred rent expense of $0.2 million and $0.5 million, respectively, related to this lease. During the thirteen and thirty-nine week periods ended October 29, 2022, we incurred rent expense of $0.2 million and $0.4 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022 we incurred rent expense of $0.4 million and $1.1 million, respectively, related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of October 28, 2023 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2023	$1,003	$17,222	$18,225	$24
2024	4,085	60,943	65,028	95
2025	4,244	51,535	55,779	99
2026	4,411	40,225	44,636	104
2027	4,167	32,724	36,891	—
Thereafter	9,324	63,526	72,850	—
Total minimum lease payments	27,234	266,175	293,409	322
Less: Amount representing interest	4,105	44,724	48,829	—
Present value of operating lease liabilities	$23,129	$221,451	$244,580	$322

As of October 28, 2023, additional operating lease contracts that have not yet commenced are $2.4 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are $1.2 million.

Lease expense for the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022 was as follows (in thousands):

	Thirteen Weeks Ended
	October 28, 2023			October 29, 2022
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,748	$350	$17,098	$16,230	$331	$16,561
Variable lease expense	4,409	16	4,425	4,274	10	4,284
Total lease expense	$21,157	$366	$21,523	$20,504	$341	$20,845

	Thirty-Nine Weeks Ended
	October 28, 2023			October 29, 2022
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$48,205	$1,044	$49,249	$47,221	$972	$48,193
Variable lease expense	15,096	55	15,151	12,285	33	12,318
Total lease expense	$63,301	$1,099	$64,400	$59,506	$1,005	$60,511
Supplemental lease information for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was as follows:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$53,660	$52,971
Weighted average remaining lease term (in years)	5.5 years	5.8 years
Weighted average interest rate (1)	6.60%	6.32%
(1) Since our leases do not provide an implicit rate, we use our incremental borrowing rate ("IBR") on date of adoption, at lease inception, or lease modification in determining the present value of future minimum payments.
Income Taxes
Our income tax benefit was $(4.9) million, or 26.0% of pre-tax loss, compared to income tax expense of $3.7 million, or 27.2% of pre-tax income, for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income and discrete income tax items associated with stock-based compensation.
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
Note 3: Marketable Securities
Marketable securities consist of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at October 28, 2023, January 28, 2023 and October 29, 2022 (in thousands):

	October 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$48,874	$649	$—	$49,523
Total marketable securities	$48,874	$649	$—	$49,523

	January 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,570	$180	$—	$29,750
Fixed income securities	10,003	—	—	10,003
Total marketable securities	$39,573	$180	$—	$39,753

	October 29, 2022
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$24,789	$136	$—	$24,925
Fixed income securities	5,060	—	—	5,060
Total marketable securities	$29,849	$136	$—	$29,985
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022. Upon recognition of the gains, we reclassified these amounts out of "Accumulated Other Comprehensive Income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gains on investments	$442	$109	$1,158	$174
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6.0 million). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock. Thereafter, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
As of October 28, 2023, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit.
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
Furthermore, as of October 28, 2023, January 28, 2023 and October 29, 2022, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	October 28, 2023			January 28, 2023			October 29, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$42,544	$—	$—	$51,756	$—	$—	$62,848	$—	$—
Commercial paper	—	—	—	—	19,871	—	—	9,948	—
Marketable securities:
Commercial paper	$—	$49,523	$—	$—	$29,750	$—	$—	$24,925	$—
(1) Excluding cash.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. ROU fair values are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $2.6 million and less than $0.1 million in the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	($ in thousands)
Carrying value of assets with impairment	$4,415	$1	$5,572	$14
Fair value of assets impaired	$2,740	$—	$2,941	$—
Number of stores tested for impairment	39	8	41	9
Number of stores with impairment	11	1	21	2
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of October 28, 2023, there were 1,116,863 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirty-nine weeks ended October 28, 2023 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 28, 2023 (2)	1,868,243	$8.99
Granted	758,500	$6.44
Exercised	(49,375)	$4.26
Forfeited	(46,375)	$8.23
Expired	(44,062)	$12.19
Outstanding at October 28, 2023	2,486,931	$8.26	7.5	$2,507
Exercisable at October 28, 2023	1,080,831	$9.33	5.7	$901
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $7.90 at October 28, 2023.
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

The fair values of stock options granted during the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted average grant-date fair value per option granted	—	$3.82	$3.50	$4.94
Expected option term (1)	—	5.2 years	5.5 years	5.2 years
Weighted average expected volatility factor (2)	—%	58.6%	56.3%	58.6%
Weighted average risk-free interest rate (3)	—%	3.6%	4.0%	2.4%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of October 28, 2023, and the changes since January 28, 2023:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2023	73,484	$8.71
Granted	73,284	$6.55
Vested	(41,738)	$9.58
Forfeited	(17,505)	$6.86
Nonvested at October 28, 2023	87,525	$6.86
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of goods sold	$82	$100	$206	$280
Selling, general, and administrative	524	513	1,478	1,484
Total share-based compensation	$606	$613	$1,684	$1,764
At October 28, 2023, there was $5.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.

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
The components of basic and diluted (loss) earnings per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (loss) income	$(847)	$5,149	$(13,940)	$9,781
Weighted average basic shares outstanding	29,872	29,894	29,834	30,226
Dilutive effect of in-the-money stock options and RSAs	—	156	—	202
Weighted average shares for diluted earnings per share	29,872	30,050	29,834	30,428
Basic (loss) earnings per share of Class A and Class B common stock	$(0.03)	$0.17	$(0.47)	$0.32
Diluted (loss) earnings per share of Class A and Class B common stock	$(0.03)	$0.17	$(0.47)	$0.32

The following stock options have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock options	2,098	1,529	2,103	1,408
Restricted stock	—	10	—	10
Total	2,098	1,539	2,103	1,418
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of October 28, 2023, we operated 249 stores in 33 states, averaging approximately 7,270 square feet per store, compared to 247 total stores at the same time last year. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment has had, and is likely to continue to have, a significant, adverse impact on our consumer's confidence and spending and, by extension, our operating results. Persistent inflation has also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 47% of our total selling, general and administrative expenses for the first nine months of fiscal 2023. Our average hourly rate for store payroll in the first nine months of fiscal 2023 was 26% higher than in the pre-pandemic first nine months of fiscal 2019 and 7% higher than in the first nine months of last year. Minimum wage increases are estimated to cost us approximately $3 million more during fiscal 2023 than in fiscal 2022 and are estimated to add another approximately $2 million in costs during fiscal 2024 compared to fiscal 2023. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2023 and into fiscal 2024, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time. We currently expect that our total capital expenditures for fiscal 2023 will be approximately $13 million, inclusive of 7 total new stores and upgrades to certain distribution and information technology systems.
Fiscal 2024 New Store Openings and Capital Expenditure Plans
During fiscal 2024, we currently expect to open four new stores. We currently expect that our total capital expenditures for fiscal 2024 will not exceed $15 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
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

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Statements of Operations Data:
Net sales	$166,475	$177,847	$450,063	$491,930
Cost of goods sold	116,825	122,346	328,297	338,870
Rent expense, related party	931	918	2,793	2,680
Total cost of goods sold	117,756	123,264	331,090	341,550
Gross profit	48,719	54,583	118,973	150,380
Selling, general and administrative expenses	51,101	48,134	141,035	137,405
Rent expense, related party	134	134	400	400
Total selling, general and administrative expenses	51,235	48,268	141,435	137,805
Operating (loss) income	(2,516)	6,315	(22,462)	12,575
Other income, net	1,341	675	3,625	862
(Loss) income before income taxes	(1,175)	6,990	(18,837)	13,437
Income tax (benefit) expense	(328)	1,841	(4,897)	3,656
Net (loss) income	$(847)	$5,149	$(13,940)	$9,781

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2%	68.8%	72.9%	68.9%
Rent expense, related party	0.6%	0.5%	0.6%	0.5%
Total cost of goods sold	70.7%	69.3%	73.6%	69.4%
Gross profit	29.3%	30.7%	26.4%	30.6%
Selling, general and administrative expenses	30.7%	27.1%	31.3%	27.9%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	30.8%	27.1%	31.4%	28.0%
Operating (loss) income	(1.5)%	3.6%	(5.0)%	2.6%
Other income, net	0.8%	0.4%	0.8%	0.2%
(Loss) income before income taxes	(0.7)%	3.9%	(4.2)%	2.7%
Income tax (benefit) expense	(0.2)%	1.0%	(1.1)%	0.7%
Net (loss) income	(0.5)%	2.9%	(3.1)%	2.0%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating Data:
Stores operating at end of period	249	247	249	247
Comparable store net sales change (1)	(9.0)%	(14.9)%	(11.3)%	(14.9)%
Total square feet at end of period (in '000s)	1,810	1,800	1,810	1,800
Average net sales per physical store (in '000s) (2)	$534	$578	$1,449	$1,635
Average net sales per square foot (2)	$73	$79	$199	$224
E-commerce net sales (in '000s) (3)	$34,044	$36,308	$90,013	$95,821
E-commerce net sales as a percentage of net sales	20.4%	20.4%	20.0%	19.5%
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
Third Quarter (13 Weeks) Ended October 28, 2023 Compared to Third Quarter (13 Weeks) Ended October 29, 2022
Net Sales
Total net sales were $166.5 million, a decrease of $11.4 million, or 6.4%, compared to $177.8 million last year. Total comparable net sales, including both physical stores and e-commerce, decreased by 9.0%. We believe persistent inflation continues to have an adverse impact on spending by our customers, and, in particular, our younger customer demographic.
•Net sales from physical stores were $132.4 million, a decrease of $9.1 million or 6.4%, compared to $141.5 million last year, with a comparable store net sales decrease of 9.1%. In comparable stores, customer traffic decreased by 9%, total transaction volume decreased by 9%, and the average transaction value was flat. Net sales from physical stores represented 79.6% of total net sales both this year and last year. We ended the third quarter with 249 total stores compared to 247 total stores at the end of the third quarter last year.
•Net sales from e-commerce were $34.0 million, a decrease of $2.3 million or 6.2%, compared to $36.3 million last year. E-commerce net sales represented 20.4% of total net sales both this year and last year.
Gross Profit
Gross profit was $48.7 million, or 29.3% of net sales, compared to $54.6 million, or 30.7% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 90 basis points, despite being $1.0 million lower than last year primarily due to a decrease in distribution costs resulting from reduced freight costs, partially offset by higher occupancy costs as a result of two net additional stores compared to last year. Product margins declined by 50 basis points primarily due to increased markdowns and estimated inventory valuation reserves.
Selling, General and Administrative Expenses
SG&A expenses were $51.2 million or 30.8% of net sales, compared to $48.3 million, or 27.1% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.0%	$1.7	Increase in non-cash store asset impairment charges.
0.6%	0.7	Increase in marketing expenses.
1.6%	0.7	Increase in store and corporate payroll and related benefits primarily due to the impact of minimum wage increases and other wage increases related to employee retention.
0.4%	(0.1)	Net change from all other SG&A expenses.
3.6%	$3.0	Total
Operating (Loss) Income
Operating loss was $(2.5) million, or (1.5)% of net sales, compared to operating income of $6.3 million, or 3.6% of net sales, last year as a result of the combination of factors noted above.
Other Income, Net
Other income was $1.3 million compared to $0.7 million last year, primarily attributable to earning significantly higher rates of return on our marketable securities.
Income Tax (Benefit) Expense
Income tax benefit was $(0.3) million, or 28.0% of pre-tax loss, compared to income tax expense of $1.8 million, or 26.3% of pre-tax income, last year. The increase in the effective income tax rate was primarily attributable to a decrease in pre-tax income and discrete income tax items associated with stock-based compensation.
Net (Loss) Income and (Loss) Income Per Diluted Share
Net loss was $(0.8) million, or $(0.03) per share, compared to net income of $5.1 million, or $0.17 per diluted share, last year as a result of the combination of factors noted above.

Thirty-Nine Weeks Ended October 28, 2023 Compared to Thirty-Nine Weeks Ended October 29, 2022
Net Sales
Total net sales were $450.1 million, a decrease of $41.9 million or 8.5%, compared to $491.9 million last year. Total comparable net sales, including both physical stores and e-commerce, decreased by 11.3%. We believe persistent inflation continues to have an adverse impact on spending by our younger customer demographic.
•Net sales from physical stores were $360.0 million, a decrease of $36.1 million or 9.1%, compared to $396.1 million last year with a comparable store net sales decrease of 12.3%. In comparable stores, customer traffic decreased by 10%, total transaction volume decreased by 12%, and the average transaction value was flat. Net sales from physical stores represented 80.0% of total net sales compared to 80.5% of total net sales last year.
•Net sales from e-commerce were $90.0 million, a decrease of $5.8 million or 6.1%, compared to $95.8 million last year. E-commerce net sales represented 20.0% of total net sales compared to 19.5% of total net sales last year.
Gross Profit
Gross profit was $119.0 million, or 26.4% of net sales, compared to $150.4 million, or 30.6% of net sales, last year. Buying, distribution, and occupancy costs deleveraged by 260 basis points and increased by $2.3 million collectively, predominantly due to occupancy costs, as a result of operating two net additional stores and carrying these costs against a lower level of net sales, partially offset by a decrease in distribution costs resulting from reduced freight costs. Product margins declined by 150 basis points primarily due to increased markdowns and estimated inventory valuation reserves.
Selling, General and Administrative Expenses
SG&A expenses were $141.4 million, or 31.4% of net sales, compared to $137.8 million, or 28.0% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.6%	$2.6	Increase in non-cash store impairment charges.
0.6%	$1.4	Increase in corporate payroll primarily due to the impact of wage increases related to employee retention.
2.2%	(0.4)	Net change in all other SG&A expenses.
3.4%	$3.6	Total
Operating (Loss) Income
Operating loss was $(22.5) million, or (5.0)% of net sales, compared to operating income of $12.6 million, or 2.6% of net sales, last year as a result of the combination of factors noted above.
Other Income, Net
Other income was $3.6 million compared to $0.9 million last year, primarily attributable to earning significantly higher rates of return on our marketable securities.
Income Tax (Benefit) Expense
Income tax benefit was $(4.9) million, or 26.0% of pre-tax loss, compared to income tax expense of $3.7 million, or 27.2% of pre-tax income, last year. The decrease in the effective income tax rate was primarily attributable to a decrease in pre-tax income and discrete income tax items associated with stock-based compensation.
Net (Loss) Income and (Loss) Income Per Diluted Share
Net loss was $(13.9) million, or $(0.47) per share, compared to net income of $9.8 million, or $0.32 per diluted share, last year as a result of the combination of factors noted above.

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
Working Capital
Working capital at October 28, 2023, was $76.4 million compared to $94.1 million at January 28, 2023, a decrease of $17.7 million. The primary changes in our working capital during the first three quarters of fiscal 2023 were as follows:

$ millions	Description
$94.1	Working capital at January 28, 2023
(19.3)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net income.
(5.9)	Decrease in prepaid expenses and other current assets primarily from prepaid income taxes.
(2.4)	Decrease primarily due to an increase in accrued compensation and benefits expenses.
(2.1)	Decrease in receivables primarily from tenant improvement allowances.
9.6	Increase in merchandise inventories net of accounts payable.
2.6	Increase primarily due to a decrease in deferred revenue.
(0.2)	Net change from all other changes in current assets and current liabilities.
76.4	Working capital at October 28, 2023
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirty-nine weeks ended October 28, 2023 compared to the thirty-nine weeks ended October 29, 2022 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net cash used in operating activities	$(10,458)	$(11,082)
Net cash (used in) provided by investing activities	(18,680)	55,513
Net cash provided by (used in) financing activities	37	(10,846)
Net change in cash and cash equivalents	$(29,101)	$33,585
Net Cash Used in Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment write-downs, deferred income taxes, (gain) interest on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $10.5 million this year compared to $11.1 million last year. The $0.6 million decrease in net cash used in operating activities compared to last year was due to a variety of largely offsetting increases and decreases of similar amounts within current assets and current liabilities.
Net Cash (Used in) Provided by Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $18.7 million this year compared to net cash provided of $55.5 million last year. Net cash used in investing activities in the first three quarters of fiscal 2023 consisted of purchases of marketable securities of $88.1 million and capital expenditures totaling $10.5 million, partially offset by maturities of marketable securities of $80.0 million. Net cash provided by investing activities in the first three quarters of fiscal 2022 consisted of maturities of marketable securities of $117.2 million, partially offset by the purchases of marketable securities of $49.8 million and capital expenditures totaling $11.9 million.
Net Cash Provided by (Used in) Financing Activities
Financing activities primarily consist of share repurchases and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $37 thousand this year resulting from the proceeds of employee exercises of stock options of $0.2 million, partially offset by taxes paid on a short-swing profits disgorgement payment to us of $0.2 million. Net cash used in financing activities of $10.8 million last year was attributable to the repurchase of shares of our common stock of $10.9 million partially offset by proceeds from the exercise of stock options of 56 thousand.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6.0 million). Prior to the first anniversary of the Closing Date, we are prohibited from declaring or paying any cash dividends to our stockholders or repurchasing our common stock. Thereafter, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
As of October 28, 2023, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit.
Contractual Obligations
As of October 28, 2023, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of October 28, 2023, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended October 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	December 1, 2023
/s/ Edmond Thomas
Edmond Thomas
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 1, 2023
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)