Form 10-K
period 2024-02-03
TILLY'S, INC.
filed 2024-04-11
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of July 28, 2023, the last trading day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $190,611,503 based on the closing price of the registrant's common stock of $8.56 per share.
As of April 5, 2024, the registrant had 22,747,115 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders anticipated to be held June 13, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•our ability to generate adequate cash from our existing stores and e-commerce to support our business;
•our ability to generate sufficient undiscounted cash flows to recover our investment in long-lived and right-of-use assets;
•our ability to generate sufficient pre-tax income to fully utilize our deferred tax assets;
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
•our ability to respond to litigation claims we are subject to;
•our ability to respond to changes in employment and wage and hour laws;
•failure of our vendors and their manufacturing sources to use acceptable labor or other practices;
•our ability to effectively respond to disruptions in our supply chain and distribution center;
•our ability to adjust to increasing costs of mailing catalogs, paper and printing;
•failure of our information technology systems to support our business, before and after our planned upgrades;
•our ability to secure our data and comply with privacy laws and the security standards of the credit card industry;
•disruptions to our information systems in the ordinary course of business, as a result of systems upgrades or due to intentional attacks;
•our ability to protect our trademarks or other intellectual property rights;
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
•continuing costs incurred as a result of being a public company; and

•our ability to respond to risks associated with climate change, environmental, social and governance initiatives, and sustainability initiatives.
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 248 stores in 33 states as of February 3, 2024. Our stores are located in a variety of retail centers, including malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online, where we feature substantively the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2023" refers to the fiscal year ended February 3, 2024; "fiscal 2022" refers to the fiscal year ended January 28, 2023; and "fiscal 2021" refers to the fiscal year ended January 29, 2022.
Our Strengths
We believe that the following strengths distinguish us from our competitors:
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
•Flexible real estate strategy across real estate venues and geographies. Our stores have proven to be successful in a variety of retail centers and geographies. We operate stores in malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations across 89 markets in 33 states. We believe our success operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.
•Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to connect with our customers and drive traffic to our stores and online platforms. We offer an integrated digital platform for our customers to shop how and when they like, in-store, online and on their mobile device, to drive meaningful connection with our customers. We regularly collaborate with our brand partners on exclusive, compelling in-store events, new customer acquisition, and contests to build credibility with our target audience, while actively involving our brand partners, and strengthening the connection between Tillys and our customers' active lifestyle. We have a customer loyalty program, “Tillys Rewards”, to regularly engage with our customers, reward our most loyal customers, provide loyalty only events, and gain valuable insights. From time to time, we distribute catalogs and postcards to potential and existing customers to familiarize them with the Tillys brand, our exclusive brands and products, and to drive traffic to our stores and website. We use social media to communicate directly with our customers while also encouraging customers to interact and provide feedback on our events and products. We also partner with influencers to drive brand awareness and create excitement for new products. All of these programs are complemented by our digital and email marketing, as well as print advertising, to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. We also seek to maintain a connection with our local communities through our various community outreach initiatives and events.
•Systems and distribution/fulfillment infrastructure to support growth. We believe our existing distribution, fulfillment and allocation infrastructure is adequate to support continued growth for the next few years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-commerce fulfillment center to support our online growth potential. Our systems enable us to respond to changing fashion trends, manage inventory in real time, and provide a customized selection of merchandise at each location. During fiscal 2024, we plan to complete an upgrade of our warehouse management systems to improve efficiency and position ourselves for longer-term anticipated growth in our business.
•Experienced management team. Our senior management team, led by Hezy Shaked and Michael Henry, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, and Interim President and Chief Executive Officer, plays an important role in developing our long-term growth initiatives, driving planned improvements in our business, and cultivating our unique culture. Mr. Henry, our Executive Vice-President and Chief Financial Officer, has over 20 years of specialty retail industry experience.
Growth Strategy
Despite our recent operating challenges, we continue to believe in the following strategies to drive long-term sales and profitability, including:
•Drive Comparable Store Sales Improvement. We seek to maximize our comparable store sales by consistently offering new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. We continue to seek new opportunities to enhance our existing loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, will improve our comparable store sales results over time.
•Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through net sales growth, store unit growth, improving product margins off of company lows in fiscal 2023, and continued process improvements. We believe comparable store sales increases would permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating margins and support growth by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-commerce, upgraded e-commerce platform, and in-store point-of-sale system. We also will continue to use established business processes to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.
•Continue Growing E-Commerce. Our e-commerce net sales represented approximately 22%, 21% and 21% of our total net sales in fiscal 2023, 2022, and 2021, respectively. We believe that significant growth opportunities continue to exist within the online portion of our business and, relative to fiscal 2023, we believe it may continue to grow as a percentage of total net sales in the future. We believe our e-commerce platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time. Our goal is to provide our customers with a seamless shopping experience. Our e-commerce platform allows us to reach new customers and build our brand in markets where we currently do not have stores. For example, we generate e-commerce sales in all 50 states and the District of Columbia although we have physical stores in only 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us a continued opportunity to grow our e-commerce platform over time. In recent years, we have invested in a new point-of-sale system and upgraded our website platform and order management system that have enhanced our omni-channel capabilities, including fulfilling e-commerce orders from stores, allowing customers to place orders online to pick up in-store, and ordering items in store for fulfillment by e-commerce. Moreover, partnerships with Afterpay, Apple, Google, Amazon, and Uber have provided our customers greater flexibility in payment options and delivery convenience, including same-day delivery or next-day delivery within certain areas. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key drivers for future growth include deploying targeted online and mobile marketing efforts, leveraging customer personalization to cater to individual shopping patterns, and expanding our digital capabilities to meet evolving customer needs. We also expect to continue to expand digital marketing efforts through customer loyalty programs, SMS marketing, push messaging and building brand awareness in the communities surrounding our existing stores to drive growth across all channels.
•Improve Inventory Allocation and Management. We continue to improve our approach to inventory management over time through more refined micro-merchandising tactics based on specific store and online characteristics. We regularly update individual store profiles for every store to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates online versus stores to identify opportunities for inventory transfers to generate greater sales efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can continue to improve our net sales results.
•Enhancing Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-commerce fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores, as well as shipping product from our e-commerce fulfillment center to our stores. We also offer buy online pick-up in store, same-day delivery, and ship-to-store ordering options from a large majority of our stores. We upgraded our website platform to a more mobile-responsive version in fiscal 2022. We continued to upgrade our mobile app (iOS and Android) in fiscal 2023, to a more loyalty and personalized focused application, targeted to our most loyal customers. We believe these omni-channel capabilities and investments will drive additional traffic to our stores, increase sales opportunities with customers who come to the store to pick up their online orders, and improve our online conversion rates overall.
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
•Real Estate Opportunities. With 248 total stores at the end of fiscal 2023, we believe there are numerous attractive opportunities for Tillys to continue to open new stores in the future. We currently expect to open 5 new stores during fiscal 2024 within existing markets. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and potential new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have nearly 100 lease decisions to make during fiscal 2024, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if acceptable potential for profitability cannot be obtained through lease negotiations with landlords.
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
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles not available at many other specialty retailers in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 68%, 68% and 70% of our total net sales in fiscal 2023, 2022 and 2021, respectively, with no third-party brand accounting for more than 4% of our total net sales during fiscal 2023.

Selected third-party brands (in alphabetical order) include:

adidas	BDG	Billabong	Birkenstock	Brixton
Champion	Converse	Crocs	Diamond Supply	Dickies
Dr. Martens	Edikted	Ethika	Free People	G-Shock
Herschel Supply Co.	HUF	Hydro Flask	Jansport	Levi's
New Balance	Nike SB	O'Neill	Obey	Primitive
RayBan	Reebok	Riot Society	Rip Curl	Roxy
RVCA	Salty Crew	Santa Cruz	Stance	The North Face
Thrasher	Vans	Volcom
We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 32%, 32% and 30% of our total net sales in fiscal 2023, 2022 and 2021, respectively. In fiscal 2023, our top two selling brands overall were our proprietary RSQ brand (21% of our total net sales) and our proprietary Full Tilt brand (6% of our total net sales).
Examples of our proprietary brands, ranked by total net sales generated in fiscal 2023, include:

Denim, apparel, accessories and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel brand for young women

Apparel and accessories for young women

Apparel, beauty and fragrance brand for young women

Home accessories and gift brand for young women, men and kids
We believe that our extensive selection of merchandise, from established global, specialty and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our image as a destination for the most sought-after apparel, footwear, accessories and hardgoods.
Merchandise Purchasing
Our merchandising team is organized by category and product type under the leadership of our Chief Merchandising Officer and our divisional merchandise managers, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers is key to creating opportunities to drive net sales growth and healthy product margins for our business.
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
Stores
As of February 3, 2024, we operated 248 stores in 33 states averaging approximately 7,300 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $1.9 million per store, or $267 per square foot, in fiscal 2023.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2023	2022	2021
Regional Mall	138	140	137
Off-Mall (1)	92	91	90
Outlet	18	18	14
	248	249	241
(1)Includes neighborhood and lifestyle centers, "power" centers, and street-front locations.

The table below shows the total number of stores by state as of February 3, 2024:

State	Number of Stores	State	Number of Stores
Arizona	18	New Jersey	7
California	101	New Mexico	1
Colorado	5	New York	4
Delaware	1	North Carolina	2
Florida	19	Ohio	3
Georgia	2	Oklahoma	2
Illinois	7	Oregon	5
Indiana	4	Pennsylvania	4
Kansas	1	Rhode Island	2
Maryland	1	South Dakota	1
Massachusetts	5	Tennessee	3
Michigan	1	Texas	20
Minnesota	2	Utah	6
Missouri	1	Virginia	2
Nebraska	1	Washington	6
New Hampshire	2	Wisconsin	3
Nevada	6
Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, outdoor and social lifestyle. Our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multitasking lifestyles. We do this by blending the most relevant brands and styles with music videos, product-related visuals, and a dedicated team of store associates. Our associates share the same passion as our customers for the brands that we sell, enabling them to easily engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demonstrations, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating excitement for our brand.
Store Openings and Closings
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2019	14	3	240
2020	2	4	238
2021	9	6	241
2022	11	3	249
2023	7	8	248
	43	24
We currently expect to open 5 new stores during fiscal 2024 within existing markets. We intend to continue to maintain a disciplined approach to store growth in the future by targeting existing markets with room for growth and potential new markets with high population density, clustering our stores to build better brand awareness in key markets. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We may also close certain stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.
Store Management, Culture and Training
We believe our ability to attract, train, retain and motivate qualified employees at all levels of our organization is an important factor in creating a positive company culture and driving results over time. Each of our stores typically operates with a three to five member store management team. In addition, each store typically has 10 or more full time equivalent store associates who reflect our customers' lifestyles and promote the Tillys brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons, and will increase to the extent that we open new stores.
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
E-Commerce
Our online net sales were $137 million during fiscal 2023, or 22.1% of our total net sales. We believe our digital platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia even though we have brick-and-mortar stores in only 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an advertising vehicle for our retail stores. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online and to our stores, including our marketing materials in our retail stores, search engine marketing, paid social media marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing, SMS marketing, and push notifications. In addition, we utilize the website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize an omni-channel marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:
•Loyalty Program. We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be used towards purchase of merchandise. Once an award is earned, our loyalty program allows customers to redeem their award instantly towards the purchase of merchandise or to continue to build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the customer's original purchase date. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. We are actively engaging with customers through Tillys Rewards by offering early access to product launches, events and promotional deals to loyalty members. We are also using the data and information provided by loyalty members to personalize the experience to the user and improve the communication and offering.
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
•Digital Marketing. We use digital marketing to drive new customers to Tillys.com and our stores. We use multiple forms of digital advertising, including pay per click, display, retargeting, paid social and affiliate marketing. We continue to invest in digital marketing to grow our overall business.

•Email Marketing. We utilize email marketing to build awareness, drive traffic to our stores and online platform and to promote local in-store promotions and events. We consistently send emails to the customers in our proprietary database to introduce new brands and products, offer promotions on select merchandise, highlight key events and announce new store openings. We personalize emails and communications to customers and audiences.
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
•Community Outreach. We support the Tilly’s Life Center Foundation ("TLC"), a non-profit charitable organization created by our co-founder, Tilly Levine, which seeks to empower our youth and improve their self-confidence through a variety of educational programs. We have given our customers the opportunity to support TLC with point-of-sale donations by allowing them to elect to "round up" their purchases to the nearest dollar and donate the rounded up portion to TLC. Through our “We Care Program” and in partnership with our vendors, we routinely support and participate in various academic, art, and athletic programs at local schools and other organizations in communities surrounding our stores.
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
We also operate an 81,000 square foot e-commerce fulfillment center in Irvine, California to process e-commerce orders in a highly automated environment that leverages material-handling equipment, automated systems and other technologies consistent with our current distribution facility in order to support our e-commerce business.
We believe our distribution and fulfillment infrastructure is adequate to support our current business needs. However, we are in the process of upgrading our warehouse management systems to allow for more efficient inventory management across our distribution facilities to support future growth. We currently anticipate this project to be complete during fiscal 2024.
Information Technology
Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, real estate and other business teams. We selected, customized and integrated our information systems to enable and support our dynamic merchandise model. We believe our systems provide us with improved operational efficiencies, scalability, management control and timely reporting that allow us to identify and quickly respond to changes in our business. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current business plans.
In fiscal 2023, we upgraded our e-commerce platform and mobile application to better serve our customers. We successfully launched our native mobile app on both Android and iOS platforms, complete with full loyalty integration, Apple Pay, omni-channel functionality, and a personalized user experience. On our website, we continued to enhance the customer experience by introducing Apple Pay and Google Pay, redesigning the interface, and improving the return process. Additionally, we upgraded all store point-of-sale hardware, bolstered internet data connectivity to ensure redundancy across all locations, and integrated new delivery methods for enhanced customer convenience. We believe that these enhancements will improve customer engagement, expand sales opportunities, improve our real-time inventory visibility and order management, facilitate seamless omni-channel execution, and enhance our ability to manage customer relationships. During fiscal 2024, we plan to further optimize our warehouse management software that will serve both our stores and e-commerce operations, and we plan to upgrade our planning and allocation platforms to allow our teams to improve the merchandising mix in our stores and online.

Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, Forever 21, H&M, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, online retailers such as Shein and Fashion Nova, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and that target customers through catalogs and e-commerce. Further, we may face new competitors and increased competition from existing competitors as we potentially expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we compete effectively with our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. For more details, see Item 1A. “Risk Factors—Risks Related to Our Business. We face intense competition in our industry and we may not be able to compete effectively.”
Trademarks
“Ambitious”, “Blue Crown”, "Destined", “Eldon”, “Full Tilt”, “If it’s not here...it’s not happening”, "Infamous", “RSQ”, "RSQ by Tillys", “RSQ Skate”, “Sky and Sparrow”, “Tilly's”, “Tilly’s Clothing & Shoes”, "Tilly's Clothing Shoes Accessories, “Vindicated”, “West of Melrose”, and "2/Second Saturdays" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.
Employees
As of February 3, 2024, we employed approximately 1,536 full-time and approximately 4,512 part-time employees, of which approximately 528 were employed at our corporate office and distribution facilities and approximately 5,520 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2023, varied between approximately 5,400 and 7,600 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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

Environmental, Social, Governance (ESG) Matters
Environmental Matters
From a merchandising perspective in fiscal 2023, we continued to maintain our sustainability program in partnership with a variety of nationally and globally recognized third-party brands. We have curated a collection of product choices that use recycled materials, organic cotton, reusable products, and/or are certified by third-party organizations to specific sustainability standards. Selected brands involved in our sustainability program partnership include, among others, HydroFlask, Jansport, The North Face, Billabong, adidas, Birkenstock, Teva, Vans, Levi’s, Obey, Vissla, Brixton, Katin, RVCA, Santa Cruz, and O’Neill, as well as our own RSQ and Full Tilt proprietary brands.
In 2023, we continued our membership in the Better Cotton Initiative ("BCI"), which is a global cotton sustainability organization that helps ensure clothing manufacturers source cotton with a lower environmental and social impact, including crop protection, water stewardship, soil health, and decent working conditions. During fiscal 2023, 29% of our cotton used in our proprietary brand products was sourced as Better Cotton, as defined by the Better Cotton Initiative.
We continue to partner with REPREVE®, which produces recycled polyester from plastic water bottles. Repreve is used in select styles by our branded partners, as well as select styles by our proprietary RSQ and Full Tilt brands. For example, all Men's RSQ twill shorts and Men's RSQ swim contain 20% to 30% Repreve fabric.
From a distribution center operations perspective, substantially all purchased corrugated boxes used for shipping products from our distribution center to Tillys stores are made from previously used corrugated material. During fiscal 2023, we reused approximately 40% of those corrugated boxes for future shipping needs, and we recycled the remaining 60% of corrugated boxes. We endeavor to recycle all plastic packing material received with merchandise from our product suppliers. Our distribution centers are equipped with approximately 75% DesignLights Consortium (“DLC”) classified LED lamps.
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
Governance Matters
Although we are a controlled company as a result of the Company stock held by our Co-Founder, Executive Chairman and Interim President and Chief Executive Officer, Hezy Shaked, five of the six members of our Board of Directors are independent under applicable NYSE rules. Each of our Board committees (Audit, Compensation, and Nominating/Governance) are chaired by, and comprised of, only the independent members of our Board of Directors, consistent with NYSE requirements. Our Board of Directors is comprised of three individuals who self-identify as men and three individuals who self-identify as women.
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
Risks Related to our Business
Our net sales could be adversely impacted by decreases in consumer spending.
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, inflation in housing, energy, gasoline and food costs, interest and tax rates, employment levels, salary and wage levels, general business conditions, and the availability of consumer credit. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in net sales during fiscal 2023 and 2022, at least partly in light of inflationary pressures on consumers and concerns regarding the economic and geo-political environment, and similar impacts may occur in the future. If periods of decreased consumer spending persist, our sales could continue to decrease, and our financial condition and results of operations could be adversely affected.
A rise in the cost of products and services that are necessary for the operation of our business could increase our cost of sales and cause our results of operations and margins to decline.
Fluctuations in the price, availability and quality of fabrics or other raw materials used to manufacture the products that we sell, as well as the price for transportation and labor, and other rising costs passed by our vendor partners to us, could have adverse impacts on our cost of sales and our ability to meet our customers’ demands. In particular, because a key component of our clothing is cotton, increases in the cost of cotton may significantly affect the cost of the products that we sell and could have an adverse impact on our cost of sales. We may not be able to pass all or a portion of these higher costs on to our customers, which could have a material adverse effect on our profitability. In addition, our results of operations and financial condition may be materially adversely impacted by continued heightened levels of inflation and interest rate increases. These economic pressures may result in increased costs for many products and services that are necessary for the operation of our business (including product costs, labor costs, shipping costs, and digital marketing costs, among others), as well as decreases in consumer spending or demand for our products, any of which could adversely impact our financial condition and results of operations.

We face intense competition in our industry and we may not be able to compete effectively.
The retail industry is highly competitive. We currently compete with a variety of publicly-traded and privately-held specialty apparel retail chains such as, but not limited to, Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, Forever 21, H&M, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, e-commerce only retailers, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and target customers through catalogs and e-commerce. Moreover, the internet and new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors and third-party brands may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
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
Fashion trends in the apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends, misjudge the market for a trend, or fail to timely secure and market then-fashionable inventory, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory, reduced sales, loss of customers or other missed opportunities. As a result, we may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins, negatively impacting our financial condition and results of operations.
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
•liability for online content;
•government regulation impacting the Internet, including with respect to privacy; and
•increased risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, other cyber security breaches, system errors or failures, or similar disruptions.
Our failure to address and respond to these risks successfully could reduce e-commerce net sales, increase costs and damage the reputation of our brand or our business. Any failure to continue to grow e-commerce net sales or improve the profitability of e-commerce operations could have a material adverse impact on our financial condition, results of operations, and stock price.
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
We have historically depended on the location of our stores to generate a large proportion of traffic to our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain desirable store locations within retail centers or the selection by prominent retailers and businesses of other locations. We, and the retail industry generally, have experienced continued declines in consumer traffic to retail centers as consumer purchasing behaviors have shifted toward online purchases and we may experience further declines in the future. A continuing reduction in traffic to retail centers may likely lead to a decrease in our net sales and results of operations, which could have a material adverse effect on our financial condition, results of operations and stock price.
We are required to make significant lease payments for our store leases, corporate offices, and distribution centers, which may strain our cash flow.
We lease all of our retail store locations as well as our corporate headquarters, warehouses, distribution and e-commerce fulfillment centers. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancellation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and grow rapidly as we expand the number of locations and existing locations experience expense increases. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flows.
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
We buy select merchandise for sale based upon expected weather patterns during the seasons of winter, spring, summer and fall. If we encounter untimely aberrations in weather conditions, such as warmer winters or cooler summers than would be considered typical, these weather variations could cause some of our merchandise to be inconsistent with what consumers wish to purchase, causing our sales to decline. Furthermore, extended unseasonable weather conditions in regions such as the southwestern United States, particularly in California, Arizona, Nevada, Florida and the northeastern United States will likely have a greater impact on our sales because of our store concentration in those regions.
We purchase merchandise in advance of the season in which it will be sold and if we purchase too much inventory or do not receive inventory on time we may need to reduce prices in order to sell it, which may adversely affect our overall profitability.
We must actively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products or if we fail to accurately predict fashion trends or consumer demands, economic trends or unseasonable weather impacts the anticipated demand for certain product categories, we may be forced to rely on markdowns or promotional sales to dispose of excess inventory. Due to unanticipated supply chain disruptions, we may fail to receive inventory timely or in line with when we anticipate customers will be seeking to purchase merchandise for a given season. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons. If we are not successful in selling our inventory during these periods, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.
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
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers, supply chain disruption, or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. Additionally, instances of supply chain disruptions and delays, as well as continued heightened inflation, could lead to inefficiencies and heightened costs passed to us by our vendors that could negatively impact our performance and our results of operations. Further, if we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.
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
We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to maintain the strength and distinctiveness of our brand image in our existing markets, successfully integrate new stores into their surrounding communities, or to expand into new markets will be adversely impacted if our marketing initiatives are unsuccessful and we fail to connect with our target customer. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, e-commerce, social media, community relations, store graphics, catalog distribution and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand in new and existing markets could harm our business, results of operations and financial condition.
Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross margin.
Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline, and that our third-party branded partners may become less interested in working with us. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks, if they occur, could have a material adverse effect on sales and profitability.
Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade and other international conditions.
Although we purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, which can result in material delays in the delivery of certain merchandise to us from foreign manufacturers. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, epidemics or pandemics could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.
Our corporate headquarters, distribution and e-commerce fulfillment centers and certain information technology systems are in Irvine, California, and if their operations are disrupted, we may not be able to fully operate our store support functions, ship merchandise to our stores, or fulfill e-commerce orders, which would adversely affect our business.
Our corporate headquarters, distribution centers and certain information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of pandemics/epidemics, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-commerce platform. For example, in connection with the COVID-19 pandemic, we discontinued the operations of the distribution center for our stores and implemented other precautions in our corporate offices and distribution centers that materially disrupted our operations in Irvine, California, and we may need to do so again in the future. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to certain natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.
Our stores are mostly located in the southwestern and northeastern United States and in Florida, with a significant number of stores located in California, putting us at risk of concentration issues and other region-specific disruptions.
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
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, compliance with accessibility laws, apparel, footwear and accessory safety standards, security of customer and employee personal information, stockholder litigation, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our Interim President and Chief Executive Officer and Executive Chairman of our Board of Directors, and Michael Henry, our Executive Vice-President and Chief Financial Officer. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. All of our employees are employed at will and are not contractually bound to stay with the company. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.
We rely on third parties to deliver merchandise to our stores located outside of southern California and to our customers and, therefore, our business could be negatively impacted by disruptions in the operations of these third-party providers.
We rely on third parties to ship our merchandise from our distribution center in Irvine, California to our stores located across the United States, as well as to ship e-commerce sales packages directly to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and epidemics/pandemics, and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase, and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain delivery terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.
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
Risks Related to Information Technology, Data Privacy and Intellectual Property
If our information technology fails to operate or is unable to support our business, our operations could be disrupted.
We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, process merchandise at our distribution center and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our e-commerce platform and report financial and accounting information to management. In addition, we rely on our management information systems to enable us to leverage our costs as we grow. If our management information systems fail to operate or are unable to support our business, our store and e-commerce operations could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure, which may negatively impact our financial condition.
Our business is subject to a variety of laws, rules, and other obligations regarding data protection and privacy, which could result in additional compliance costs, subject us to enforcement actions, or cause us to change our platform or business practices.
We are subject to a complex array of laws relating to the collection, use, retention, disclosure, security, and transfer of personal data. Many jurisdictions have passed laws in this area, including, for example, the California Consumer Privacy Act of 2018 and California Privacy Rights Act, including amendments thereto, and other jurisdictions are considering imposing and have imposed additional restrictions, including regulating the level of notice and consent required to collect and process end-user data. The data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Complying with emerging and changing laws and requirements may cause us to incur substantial costs or require us to change our business practices.
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
Database privacy, network security and identity theft are matters of growing public concern. Hackers, computer programmers and internal users may be able to penetrate our network security and create system and operational disruptions, cause shutdowns or loss of data, and misappropriate our confidential information or that of third parties, including those of our employees and customers. We may incur significant costs related to prevention of breaches of our cyber-security and to comply with laws regarding the unauthorized disclosure of confidential information, including customer payment information, and we could incur significant expenses addressing problems created by security breaches to our network, including potential remediation efforts, reputational harm, and litigation. This risk is heightened because we collect and store customer information for marketing purposes, and use credit card information to process transactions (although tokenized). While we do take various precautions to secure customer information and prevent unauthorized access to our database of confidential information, if unauthorized parties, including external hackers or computer programmers, gain access to our database, they may nevertheless be able to steal this confidential information. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Our failure to secure this information could result in costly litigation, adverse publicity or regulatory action that could have a material adverse effect on our financial condition and results of operations. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could unexpectedly interfere with our operations, including potentially unintentionally sharing personal information retained by us, or may not remain current with the rapidly-evolving cybersecurity risks. The cost to alleviate security risks, defects in software and hardware and address any problems that occur could negatively impact our sales, distribution and other critical functions, as well as our financial results.
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
Risks Related to Our Ownership Structure and Ownership of Our Common Stock
Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest, and a significant portion of our Class A common stock is held by a concentrated group of stockholders, which may adversely impact other stockholders.
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked and Tilly Levine. As a result, Mr. Shaked and Ms. Levine own a significant economic interest in the company and substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors and Interim President and Chief Executive Officer, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked may dictate the outcome of most corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from other stockholders and may vote in a way with which stockholders disagree and which may be adverse to the interests of other stockholders. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.
In addition, certain third-party stockholders have acquired beneficial ownership of over 30% of our outstanding Class A common stock. This concentration may create risks for other holders of our Class A common stock in addition to those resulting from Mr. Shaked’s and Ms. Levine’s beneficial ownership of our Class B common stock, including a reduced public float, potential conflicts between the interests of those holders and other holder of our Class A common stock, and the risks created if such stockholders were to decide to sell a meaningful portion or all of their holdings in a relatively short time period, among other things, which could each adversely impact the trading value of our Class A common stock. In addition, if the Class B common stock were to be converted to Class A common stock at any time, these third-party stockholders would represent a significant portion of the total voting power of our outstanding common stock, and could create similar risks to those resulting from Mr. Shaked’s and Ms. Levine’s beneficial ownership of our Class B common stock.
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
Any sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price for our Class A common stock to decline. Most of these are freely tradable without restriction under the Securities Act of 1933, as amended, or Securities Act. The shares of Class A common stock and Class B common stock held by Mr. Shaked and Ms. Levine, and the shares of Class A common stock held by our directors, officers and other affiliates, are restricted securities under the Securities Act, and may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, if our significant third-party stockholders were to decide to sell a meaningful portion or all of their holdings in a relatively short time period, it could cause the price of our Class A common stock to decline. See “—Our founders control a majority of the voting power of our common stock, which may prevent other stockholders from influencing corporate decisions and may result in conflicts of interest, and a significant portion of our Class A common stock is held by a concentrated group of stockholders, which may adversely impact other stockholders.”
While we have paid special cash dividends in the past, there can be no assurance that we will pay dividends in the future, which may make our Class A common stock less desirable to investors and decrease its value.
From February 2017 through December 2021 we paid aggregate special cash dividends of $5.70 per share to all holders of record of issued and outstanding shares of our common stock across six separate special cash dividends, and there can be no assurance that we will pay additional cash dividends on our common stock in the future. We do not currently have any formal plans for paying any additional cash dividends on our common stock. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
All of our stores are located in public areas where large numbers of people typically gather. Epidemics or pandemics, terrorist attacks or threats thereof, civil unrest, and/or acts or threats of violence involving public areas could cause people not to visit areas where our stores are located, and could have other potential impacts that may adversely affect our results of operations and financial condition. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise would likely decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower traffic due to security concerns, could result in decreased sales.
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
We are subject to numerous regulations, including labor and employment, customs, truth-in-advertising, consumer protection, health and safety, and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations. Similarly, changes in laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee health care, hours, wages, job classification and benefits could significantly increase operating costs and adversely impact our results of operations. Furthermore, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. If we fail, or are perceived to fail, to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines, expenses for remediation, or other liabilities, as well as diversion of management time and effort, negative publicity and a potential loss of business. It may be difficult for us to foresee regulatory changes impacting our business and our actions needed to respond to changes in the law could be costly and may negatively impact our operations.

We depend on cash generated from our operations to support our growth, which could strain our cash flow.
We primarily rely on cash flows generated from existing stores to fund our current operations and our growth plans. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business. In addition, any expansion of our business would require significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, create new marketing and advertising initiatives, fund the expansion of our e-commerce business, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants on us that restrict our operations or require interest payments that would create additional cash demands and financial risk for us.
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
The impact of climate change could have an adverse impact on our business, and the implementation of environmental, social, and governance initiatives, as well as sustainability initiatives, could lead to regulatory or structural modifications within the industry. Such changes may necessitate substantial operational adjustments and expenses, dampen demand for the Company's goods, and have an unfavorable impact on our business, financial health, marketing strategy and performance.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Nominating and Corporate Governance Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer and/or external experts as part of the Board’s continuing education on topics that impact public companies.
Our Chief Information Officer is responsible for assessing and managing our material risks from cybersecurity threats. He has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.
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
All of our 248 stores, encompassing a total of approximately 1.8 million total square feet as of February 3, 2024, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.

Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of April 5, 2024, we had approximately ten stockholders of record, eight of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We did not pay any special cash dividends in 2023 and 2022. We paid special cash dividends of $1.00 per share in each of July and December of 2021 to all holders of record of issued and outstanding shares of our common stock. There can be no assurance that we will pay additional cash dividends on our common stock in the future, and we do not currently have any formal plans to issue dividends in the future. In accordance with the terms of our Asset-Backed Credit Agreement, we are prohibited from declaring or paying any cash dividends to our stockholders prior to April 27, 2024.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended February 3, 2024 (the "2024 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended February 3, 2024 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on February 2, 2019 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.
Comparison of 5-Year Cumulative Total Return as of February 3, 2024
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the fiscal year or purchase any of our securities during the three months ended February 3, 2024.

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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024, references to "fiscal year 2022" or "fiscal 2022" refer to the fiscal year ended January 28, 2023 and references to "fiscal year 2021” or "fiscal 2021” refer to the fiscal year ended January 29, 2022. Fiscal year 2023 consisted of a 53-week period, and fiscal years 2022, and 2021 each consisted of a 52-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2022 compared to fiscal 2021. See Item 7,“Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended January 28, 2023, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of February 3, 2024, we operated 248 stores in 33 states, averaging approximately 7,300 square feet per store. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment, significant levels of credit card debt with much higher interest rates, and a shift in consumer preferences for experiences over goods following the COVID-19 pandemic has had, and is likely to continue to have, a significant, adverse impact on our consumers' spending and, by extension, our operating results. Persistent inflation has also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 47% of our total selling, general and administrative expenses for fiscal 2023. Our average hourly rate for store payroll for fiscal 2023 was 26% higher than in the pre-pandemic year of fiscal 2019 and 7% higher than in fiscal 2022. Minimum wage increases are estimated to cost us an additional $2 million during fiscal 2024 compared to fiscal 2023. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition into fiscal 2024, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Preliminary Fiscal 2024 New Store Openings and Capital Expenditure Plans
During fiscal 2024, we currently expect to open five new stores. We currently expect that our total capital expenditures for fiscal 2024 will not exceed $15 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
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
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-commerce fulfillment centers and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase as our store count grows over time. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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

Selling, General and Administrative Expenses
Our selling, general and administrative, or SG&A, expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but will be expected to increase over time to support the needs of our business as our store count grows over time. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended (1)
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Statements of Operations Data:
Net sales	$623,083	$672,280	$775,694
Cost of goods sold	453,702	465,916	496,083
Rent expense, related party	3,724	3,616	2,948
Total cost of goods sold	457,426	469,532	499,031
Gross profit	165,657	202,748	276,663
Selling, general and administrative expenses	196,106	191,028	188,527
Rent expense, related party	533	533	541
Total selling, general and administrative expenses	196,639	191,561	189,068
Operating (loss) income	(30,982)	11,187	87,595
Other income (expense), net	5,199	1,980	(594)
(Loss) income before income taxes	(25,783)	13,167	87,001
Income tax expense	8,709	3,490	22,752
Net (loss) income	$(34,492)	$9,677	$64,249

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.8%	69.3%	64.0%
Rent expense, related party	0.6%	0.5%	0.3%
Total cost of goods sold	73.4%	69.8%	64.3%
Gross profit	26.6%	30.2%	35.7%
Selling, general and administrative expenses	31.5%	28.4%	24.3%
Rent expense, related party	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	31.6%	28.5%	24.4%
Operating (loss) income	(5.0)%	1.7%	11.3%
Other income (expense), net	0.8%	0.3%	(0.1)%
(Loss) income before income taxes	(4.1)%	2.0%	11.2%
Income tax expense	1.4%	0.5%	2.9%
Net (loss) income	(5.5)%	1.4%	8.3%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Store Operating Data:
Stores operating at end of period	248	249	241
Comparable store sales change (2)	(10.6)%	(14.6)%	16.3%
Total square feet at end of period (in thousands)	1,801	1,818	1,764
Average net sales per brick-and-mortar store (in thousands) (3)	$1,944	$2,171	$2,511
Average net sales per square foot (3)	$267	$297	$342
E-commerce revenues (in thousands) (4)	$137,453	$141,130	$165,950
E-commerce revenues as a percentage of net sales	22.1%	21.0%	21.4%
(1)The fiscal year ended February 3, 2024 included 53 weeks. The fiscal years ended January 28, 2023, and January 29, 2022 each included 52 weeks.

(2)Our comparable store net sales are defined as sales from our e-commerce platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-commerce platform as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-commerce platform to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income and e-commerce shipping and handling fee revenue. The comparable store sales change for the period ended February 3, 2024 includes the 53rd week in fiscal year 2023.
(3)The number of stores and the amount of square footage reflect the number of days during the period that stores were open. E-commerce sales, e-commerce shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per retail store and average net sales per square foot.
(4)E-commerce net sales include e-commerce sales and e-commerce shipping and handling fee revenue.
Fiscal Year 2023 Compared to Fiscal Year 2022
Net Sales
Total net sales were $623.1 million, a decrease of $49.2 million, or 7.3%, compared to $672.3 million last year.

$ millions	Attributable to
$(70.7)	Decrease in comparable net sales of 10.6%, including e-commerce
21.5	Increase in non-comparable store sales, primarily from net sales in new stores
$(49.2)	Total
◦Net sales from physical stores were $485.6 million, a decrease of $45.5 million or 8.6%, compared to $531.1 million last year with a comparable store net sales decrease of 12.2%. Net sales from physical stores represented 77.9% of total net sales compared to 79.0% of total net sales last year. We ended fiscal 2023 with 248 total stores compared to 249 total stores at the end of fiscal 2022.
◦Net sales from e-commerce were $137.5 million, a decrease of $3.7 million or 2.6%, compared to $141.1 million last year. E-commerce net sales represented 22.1% of total net sales compared to 21.0% to total net sales last year.
Gross Profit
Gross profit was $165.7 million, or 26.6% of net sales compared to $202.7 million or 30.2% of net sales, last year. Buying, distribution and occupancy costs increased by $1.8 million and deleveraged by 210 basis points as a percentage of net sales collectively, primarily due to increased occupancy costs, partially offset by a decrease in distribution costs arising from reduced freight costs associated with lower net sales. Product margins declined by 150 basis points primarily due to increased markdowns utilized to manage inventory levels.
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $196.6 million, or 31.6% of net sales, compared to $191.6 million or 28.5% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.5%	$3.4	Increase in non-cash store asset impairment charges
0.4%	2.5	Increase primarily due to the estimated impact of the 53rd week in fiscal 2023 compared to 52-weeks in fiscal 2022
2.2%	(0.8)	Net change in all other SG&A expenses
3.1%	$5.1	Total
Operating (Loss) Income
Operating loss was $(31.0) million or (5.0)% of net sales, compared to operating income of $11.2 million or 1.7% of net sales, last year.
Other Income, Net
Other income was $5.2 million compared to $2.0 million last year, primarily attributable to earning significantly higher rates of return on our marketable securities.
Income Tax Expense
Income tax expense was $8.7 million or 33.8% of pre-tax loss, compared to $3.5 million or 26.5%, of pre-tax income last year. The increase in the effective income tax rate was primarily attributable to a $15.4 million non-cash deferred tax asset valuation allowance recorded during fiscal 2023.

Net (Loss) Income and (Loss) Earnings Per Share
Net loss was $(34.5) million or $(1.16) loss per share, compared to net income of $9.7 million or $0.32 per diluted share, last year.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels, and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations.
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, our cash on hand and marketable securities, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the filing of this Report. If these sources are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
Working Capital
Working capital at February 3, 2024, was $71.5 million compared to $94.1 million at January 28, 2023, a decrease of $22.6 million. The changes in our working capital during fiscal 2023 were as follows:

$ millions	Description
$94.1	Working capital at January 28, 2023
(18.2)	Decrease in cash, cash equivalents, and marketable securities, primarily due to lower net sales
(5.9)	Decrease in prepaid expenses and other current assets primarily from a reduction in prepaid income taxes
(3.3)	Decrease in receivables primarily from reduced tenant improvement allowances
2.8	Increase primarily due to a reduction in accrued expenses
2.5	Increase in merchandise inventories, net of accounts payable
(0.5)	Net change from all other changes in current assets and current liabilities
$71.5	Working capital at February 3, 2024
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(in thousands)
Net cash (used in) provided by operating activities	$(6,733)	$(1,415)	$63,402
Net cash (used in) provided by investing activities	(19,993)	42,805	(45,328)
Net cash provided by (used in) financing activities	227	(10,065)	(52,057)
Net change in cash and cash equivalents	$(26,499)	$31,325	$(33,983)
Net Cash (Used In) Provided by Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $6.7 million this year compared to $1.4 million last year. The $5.3 million increase in net cash used in operating activities compared to last year was due primarily to lower net sales.
Net Cash (Used In) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $20.0 million this year compared to net cash provided of $42.8 million last year. Net cash used in investing activities in fiscal 2023 consisted of purchases of marketable securities of $121.0 million and capital expenditures totaling $14.0 million, partially offset by maturities of marketable securities of $115.0 million. Net cash provided by investing activities in fiscal 2022 consisted of maturities of marketable securities of $147.3 million, partially offset by purchases of marketable securities of $89.3 million and capital expenditures totaling $15.1 million.
Net Cash Provided By (Used In) Financing Activities
Financing activities primarily consist of share repurchases, a short-swing profits disgorgement payment, and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $0.2 million this year resulting from the proceeds of employee exercises of stock options of $0.4 million, partially offset by taxes paid on a short swing profits disgorgement payment to us of $0.2 million. Net cash used in financing activities of $10.1 million last year was attributable to the repurchase of shares of our common stock of $10.9 million, partially offset by a short-swing profits disgorgement payment to us of $0.7 million and proceeds of employee exercises of stock options of $0.2 million.
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
The unused portion of the Revolving Commitment accrues a commitment fee of 0.375% per annum. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
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
As of February 3, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $42.4 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases and software maintenance agreements.
We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tillys, one of which is currently our Interim President and Chief Executive Officer. These buildings are located at 10 and 12 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space from a company that is owned by one of the co-founders of Tillys who is currently our Interim President and Chief Executive Officer. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2032.
We lease approximately 81,000 square feet for our e-commerce distribution center from a company that is owned by one of the co-founders of Tillys who is currently our Interim President and Chief Executive Officer. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2031.
Our store leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2034. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
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
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in "Note 2: Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at both February 3, 2024 and January 28, 2023 was not material.
Impairment of Long-Lived Assets
We evaluate the carrying value of our long-lived assets, consisting largely of leasehold improvements, furniture and fixtures and equipment at store, distribution center and corporate office locations, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Factors that are considered important that could result in the necessity to perform an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a forecast that indicates continuing losses or insufficient income associated with the realization of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related long-lived assets and operating lease ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. The estimation of the fair values of ROU assets requires significant estimates including comparable market rents. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease ROU assets may not be recoverable.
The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. Factors used in the valuation of long-lived assets with finite lives include, but are not limited to, discount rates, management's plans for future operations, recent operating results and projected future cash flows. If our net sales or gross profit performance or other estimated operating results are not achieved at or above our forecasted level, or inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our retail store assets may prove to be unrecoverable and we may incur additional impairment charges in the future.
Accounting for Income Taxes
We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740. Under this method, we accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between accounting principles generally accepted in the United States and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, carry-back potential if permitted under the tax law, and recent financial operations.
We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. We include in income tax expense any interest and penalties related to uncertain tax positions.
Recent Accounting Pronouncements
For a description of recently-issued accounting standards not yet adopted, refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We may be subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of both February 3, 2024 and January 28, 2023, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 11, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of Deferred Tax Assets
As indicated in Note 14 to the Company’s consolidated financial statements, the Company has recorded gross deferred tax assets and gross deferred tax liabilities of $74.6 million and $59.2 million, respectively, as of February 3, 2024. The Company has recorded a valuation allowance on the entire balance of $15.4 million of net deferred income tax assets. In evaluating the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that the deferred tax assets will be realized.
We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter. Significant management judgments were required in evaluating and weighing the collective positive and negative evidence that were used to assess the realizability of deferred tax assets which included estimating future sources of taxable income. Auditing these elements involved subjective and complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of personnel with specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls related to management’s assessment of the realizability of deferred tax assets.
•Utilizing personnel with specialized knowledge and skill in accounting for income taxes to assist in the evaluation of the Company’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.
Impairment of Long-Lived Assets Related to Individual Stores
As indicated in Notes 2, 6, 9 and 11 to the Company’s consolidated financial statements, the Company’s long-lived assets consist of property and equipment, net, and operating lease right-of-use (ROU) assets with carrying values of $48.1 million and $203.8 million, respectively, as of February 3, 2024. The Company records impairment of long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts of long-lived assets may not be recoverable. For the year ended February 3, 2024, the Company recorded an impairment charge of $3.4 million to write-down the carrying value of certain long-lived assets related to individual stores to their estimated fair values.
The Company’s evaluation of long-lived assets for impairment involves estimating the undiscounted future cash flows and fair value of long-lived assets. The calculation of the undiscounted future cash flows for individual stores requires management to make significant estimates and assumptions related to the forecasted revenue growth rates. The calculation of the fair value of long-lived assets for individual stores requires management to make significant estimates and assumptions related to the forecasted revenue growth rates, discount rates, and comparable market rents.
We identified the long-lived asset impairment assessment related to individual stores as a critical audit matter due to significant management judgment involved in the determination of the: (i) forecasted revenue growth rates, (ii) discount rates, and (iii) comparable market rents. Auditing these elements involved especially challenging auditor judgment due to the nature of audit evidence and extent of audit effort required, including the use of personnel with specialized knowledge and skill.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls related to: (i) management’s forecasted revenue growth rates used in the calculation of the undiscounted future cash flows and fair value of long-lived assets for individual stores, (ii) review of the discount rates used in the calculation of the fair value of long-lived assets for individual stores, and (iii) the determination of the comparable market rents used in the calculation of the fair value of operating lease ROU assets for individual stores.
•Evaluating the reasonableness of management’s forecasted revenue growth rates by: (a) comparing current performance to historical results and prior period projections, and (b) comparing forecasted revenue growth rates to external market and industry data.
•Utilizing personnel with specialized knowledge and skill to assist in evaluating the reasonableness of: (i) discount rates used in the calculation of the fair value of long-lived assets for individual stores and (ii) comparable market rents used in the calculation of the fair value of operating lease ROU assets for individual stores.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

Costa Mesa, California
April 11, 2024

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$47,027	$73,526
Marketable securities	48,021	39,753
Receivables	5,947	9,240
Merchandise inventories	63,159	62,117
Prepaid expenses and other current assets	11,905	17,762
Total current assets	176,059	202,398
Operating lease assets	203,825	212,845
Property and equipment, net	48,063	50,635
Deferred tax assets, net	—	8,497
Other assets	1,598	1,377
Total assets	$429,545	$475,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,506	$15,956
Accrued expenses	13,063	15,889
Deferred revenue	14,957	16,103
Accrued compensation and benefits	9,902	8,183
Current portion of operating lease liabilities	48,672	48,864
Current portion of operating lease liabilities, related party	3,121	2,839
Other liabilities	336	470
Total current liabilities	104,557	108,304
Noncurrent portion of operating lease liabilities	160,531	167,913
Noncurrent portion of operating lease liabilities, related party	19,267	22,388
Other	321	349
Total long-term liabilities	180,119	190,650
Total liabilities	284,676	298,954
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,714 and 22,562 shares issued and outstanding, respectively	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,306 shares issued and outstanding, respectively	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	172,478	170,033
(Accumulated deficit) Retained earnings	(27,962)	6,530
Accumulated other comprehensive income	323	205
Total stockholders’ equity	144,869	176,798
Total liabilities and stockholders’ equity	$429,545	$475,752
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net sales	$623,083	$672,280	$775,694

Cost of goods sold (includes buying, distribution, and occupancy costs)	453,702	465,916	496,083
Rent expense, related party	3,724	3,616	2,948
Total cost of goods sold (includes buying, distribution, and occupancy costs)	457,426	469,532	499,031
Gross profit	165,657	202,748	276,663

Selling, general and administrative expenses	196,106	191,028	188,527
Rent expense, related party	533	533	541
Total selling, general and administrative expenses	196,639	191,561	189,068

Operating (loss) income	(30,982)	11,187	87,595
Other income (expense), net	5,199	1,980	(594)
(Loss) income before income taxes	(25,783)	13,167	87,001
Income tax expense	8,709	3,490	22,752
Net (loss) income	$(34,492)	$9,677	$64,249
Basic (loss) earnings per share of Class A and Class B common stock	$(1.16)	$0.32	$2.10
Diluted (loss) earnings per share of Class A and Class B common stock	$(1.16)	$0.32	$2.06
Weighted average basic shares outstanding	29,848	30,115	30,560
Weighted average diluted shares outstanding	29,848	30,323	31,118
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Years Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net (loss) income	$(34,492)	$9,677	$64,249
Other comprehensive gain (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale securities	118	206	(21)
Other comprehensive gain (loss), net of tax	118	206	(21)
Comprehensive (loss) income	$(34,374)	$9,883	$64,228
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 30, 2021	22,477	7,306	$30	$155,437	$5,135	$20	$160,622
Net income	—	—	—	—	64,249	—	64,249
Dividends paid ($2.00 per share)	—	—	—	—	(61,630)	—	(61,630)
Share-based compensation expense	—	—	—	1,920	—	—	1,920
Restricted stock	20	—	—	—	—	—	—
Exercise of stock options	1,222	—	1	9,572	—	—	9,573
Net change in unrealized losses on available-for-sale securities	—	—	—	—	—	(21)	(21)
Balance at January 29, 2022	23,719	7,306	31	166,929	7,754	(1)	174,713
Net income	—	—	—	—	9,677	—	9,677
Share-based compensation expense	—	—	—	2,267	—	—	2,267
Restricted stock	63	—	—	—	—	—	—
Exercise of stock options	38	—	—	176	—	—	176
Short swing profits disgorgement payment	—	—	—	661	—	—	661
Repurchase of common stock	(1,258)	—	(1)	—	(10,901)	—	(10,902)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	206	206
Balance at January 28, 2023	22,562	7,306	30	170,033	6,530	205	176,798
Net loss	—	—	—	—	(34,492)	—	(34,492)
Share-based compensation expense	—	—	—	2,218	—	—	2,218
Restricted stock, net of forfeitures	57	—	—	—	—	—	—
Exercise of stock options	95	—	—	400	—	—	400
Taxes paid for short swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	118	118
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities
Net (loss) income	$(34,492)	$9,677	$64,249
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,834	14,134	16,836
Insurance proceeds from casualty loss	—	23	117
Share-based compensation expense	2,218	2,267	1,920
Impairment of assets	3,431	17	136
Loss on disposal of assets	38	92	74
Gain on maturities of marketable securities	(1,966)	(466)	(132)
Deferred income taxes	8,497	2,949	503
Changes in operating assets and liabilities:
Receivables	5,563	1,710	4,023
Merchandise inventories	(1,042)	3,505	(10,064)
Prepaid expenses and other assets	5,561	(1,487)	(10,275)
Accounts payable	(1,474)	(12,194)	3,168
Accrued expenses	(596)	(5,396)	(10,194)
Accrued compensation and benefits	1,719	(8,873)	7,157
Operating lease liabilities	(5,323)	(5,231)	(7,008)
Deferred revenue	(1,146)	(993)	3,604
Other liabilities	(555)	(1,149)	(712)
Net cash (used in) provided by operating activities	(6,733)	(1,415)	63,402
Cash flows from investing activities
Purchases of marketable securities	(121,045)	(89,349)	(162,321)
Purchases of property and equipment	(13,958)	(15,123)	(13,425)
Proceeds from maturities of marketable securities	115,000	147,271	130,352
Proceeds from sale of property and equipment	10	6	37
Insurance proceeds from casualty loss	—	—	29
Net cash (used in) provided by investing activities	(19,993)	42,805	(45,328)
Cash flows from financing activities
Proceeds from exercise of stock options	400	176	9,573
Taxes paid for short swing profits disgorgement payment	(173)	—	—
Short swing profits disgorgement payment	—	661	—
Dividends paid	—	—	(61,630)
Share repurchases	—	(10,902)	—
Net cash provided by (used in) financing activities	227	(10,065)	(52,057)
Change in cash and cash equivalents	(26,499)	31,325	(33,983)
Cash and cash equivalents, beginning of period	73,526	42,201	76,184
Cash and cash equivalents, end of period	$47,027	$73,526	$42,201
Supplemental disclosures of cash flow information
Interest paid	$—	$—	$1
Income taxes (refunded) paid	$(6,429)	$1,467	$38,504
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,086	$3,298	$1,080
Operating lease liabilities arising from obtaining operating lease assets	$45,678	$46,092	$22,641
Operating lease liabilities arising from obtaining operating lease assets, related party	$—	$4,386	$11,980

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and we operated 248 stores in 33 states as of February 3, 2024. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2023, 2022 and 2021 ended on February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Fiscal year 2023 included 53 weeks and fiscal years 2022 and 2021 each included 52 weeks.
Segment Reporting
Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about our operating segment, including disclosures related to our products and services, geographic areas and major customers. We identified one reportable operating segment based on how our business is managed and evaluated. We determined our operating segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. All of our identifiable assets are in the United States.
Note 2: Summary of Significant Accounting Policies
Cash and Cash Equivalents
We consider all short-term investments with an initial maturity of 90 days or less when purchased to be cash equivalents.
Marketable Securities
Marketable debt securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost plus accrued income, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We have elected the portfolio approach to eliminate the deferred tax consequences that remain in accumulated other comprehensive income. We classify all marketable securities within current assets on our accompanying Consolidated Balance Sheets.
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $17.0 million, $19.5 million and $20.0 million in fiscal years 2023, 2022 and 2021, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
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

Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $65.0 million, $58.7 million, and $52.5 million in fiscal years 2023, 2022, and 2021, respectively. As of the end of fiscal 2023 and 2022, total accrued markdowns on the Consolidated Balance Sheets were $2.8 million and $2.3 million, respectively.
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution and fulfillment centers, and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 3, 2024 and January 28, 2023 was not material.
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
Impairment of Long-Lived Assets
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. With regard to retail store assets, which are comprised of leasehold improvements, fixtures and computer hardware and software, and operating lease assets, we consider the assets at each individual retail store to represent an asset group. Important factors that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use of the assets or significant changes in business strategies. An evaluation is performed using estimated undiscounted future cash flows from operating activities compared to the carrying value of related long-lived and operating lease ROU assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. The estimation of the fair values of ROU assets requires significant estimates including comparable market rents. Quarterly, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease ROU assets may not be recoverable. In addition, we have considered the relevant valuation techniques that could be applied without undue cost and effort and have determined that the discounted estimated future cash flow approach provides the most relevant and reliable means by which to determine fair value in this circumstance. Refer to "Note 11: Fair Value Measurements", for further information.
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
The incremental borrowing rate impacts the determination of lease classification and the present value of lease payments. Generally, our lease contracts do not provide a readily determinable implicit rate and, therefore, we use an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimated incremental borrowing rate considers various factors, such as Company specific financial information, synthetic credit rating, credit scores, yield curves, and the lease term.
Refer to "Note 9: Leases" for further information.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. For fiscal years 2023, 2022 and 2021, shipping and handling fee revenue included in net sales was $5.6 million, $4.0 million, and $5.8 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of February 3, 2024 and January 28, 2023, our reserve for sales returns was $1.3 million and $1.6 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $10.2 million as of February 3, 2024 and $11.1 million as of January 28, 2023, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $14.5 million, $16.7 million and $17.2 million for fiscal years 2023, 2022, and 2021, respectively. For fiscal years 2023, 2022, and 2021, the opening gift card balances were $11.1 million, $11.2 million, and $9.6 million, respectively, of which $5.8 million, $6.1 million, and $5.3 million, respectively, were recognized as revenue during the period.
The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Retail stores	$485,630	$531,150	$609,744
E-commerce	137,453	141,130	165,950
Total net sales	$623,083	$672,280	$775,694
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Mens	38%	38%	38%
Womens	27%	26%	26%
Accessories	15%	16%	16%
Footwear	12%	12%	11%
Boys	4%	4%	5%
Girls	4%	4%	4%
Total net sales	100%	100%	100%

The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Third-party	68%	68%	70%
Proprietary	32%	32%	30%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's original purchase date. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.7 million as of February 3, 2024 and $5.0 million as of January 28, 2023. The value of points redeemed through our loyalty program was $8.0 million, $8.8 million and $10.5 million during fiscal years 2023, 2022, and 2021, respectively. For fiscal years 2023, 2022 and 2021, the opening loyalty program balances were $5.0 million, $5.9 million, and $3.9 million, respectively, of which $5.0 million, $5.9 million, and $3.5 million, respectively, were recognized as revenue during the period.
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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as production and distribution of print and digital catalogs; print, online and mobile advertising costs; radio advertisements; and grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $24.4 million, $23.2 million and $24.5 million in fiscal years 2023, 2022 and 2021, respectively.
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
Income Taxes
We accrue income taxes payable or refundable and recognize deferred tax assets and liabilities based on differences between accounting principles generally accepted in the United States and tax bases of assets and liabilities. We measure deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse, and recognize the effect of a change in enacted rates in the period of enactment.
We recognize deferred tax assets to the extent, and at such time, that we believe that such assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carry-back potential if permitted under applicable tax laws, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We establish assets and liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. We include in income tax expense any interest and penalties related to uncertain tax positions.
(Loss) Earnings per Share
Basic (loss) earnings per share is computed using the weighted average number of shares outstanding. Diluted (loss) earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Refer to “Note 15: (Loss) Earnings Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. At February 3, 2024 and January 28, 2023, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.

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
Recently Adopted Accounting Standards
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
New Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07 "Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures," which amends Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities reportable segments, how the Chief Operating Decision Maker ("CODM") uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities as of February 3, 2024 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes investments in marketable securities at February 3, 2024 and January 28, 2023 (in thousands):

	February 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,072	$438	$—	$44,510
Fixed income securities	3,511	—	—	3,511
Total marketable securities	$47,583	$438	$—	$48,021

	January 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,570	$180	$—	$29,750
Fixed income securities	10,003	—	—	10,003
Total marketable securities	$39,573	$180	$—	$39,753

For fiscal years 2023, 2022 and 2021, we recognized gains on investments for commercial paper of $1.9 million, $0.4 million and $0.1 million, respectively, which matured during the period. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income (loss) and into other income (expense), net, on the accompanying Consolidated Statements of Operations.
For fiscal years 2023, 2022, and 2021 we purchased fixed income securities of $3.5 million, $15.1 million, and $33.1 million, respectively.
For fiscal years 2023 and 2022 we recognized maturities of fixed income securities of $10.0 million and $37.4 million, respectively. In fiscal year 2021 we did not recognize any maturities of fixed income securities.
Note 4: Receivables
At February 3, 2024 and January 28, 2023, receivables consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Tenant allowances due from landlords	$2,611	$4,667
Credit and debit card receivables	2,474	2,555
Other	862	2,018
Total receivables	$5,947	$9,240
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for credit losses against receivables for any potential uncollectible amounts.
For fiscal years 2023, 2022 and 2021, the allowance is zero.
Note 5: Prepaid Expenses and Other Current Assets
At February 3, 2024 and January 28, 2023, prepaid expenses and other current assets consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Prepaid income taxes	$3,730	$10,589
Prepaid rent	2,886	2,023
Prepaid maintenance	2,589	2,223
Prepaid insurance	1,917	2,288
Other	783	639
Total prepaid expenses and other current assets	$11,905	$17,762

Note 6: Property and Equipment
At February 3, 2024 and January 28, 2023, property and equipment consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Leasehold improvements	$160,572	$158,511
Computer hardware and software	47,003	42,903
Furniture and fixtures	46,747	47,571
Machinery and equipment	34,693	34,263
Vehicles	2,508	2,190
Construction in progress	4,638	6,214
Property and equipment, gross	296,161	291,652
Accumulated depreciation	(248,098)	(241,017)
Property and equipment, net	$48,063	$50,635
Depreciation and amortization expense related to property and equipment was $12.8 million, $14.1 million and $16.8 million in fiscal years 2023, 2022 and 2021, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $3.4 million, $17.1 thousand and $0.1 million in selling, general and administrative expenses in fiscal years 2023, 2022 and 2021, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At February 3, 2024 and January 28, 2023, accrued expenses consisted of the following (in thousands):

	February 3, 2024	January 28, 2023
Accrued rent	$1,741	$2,359
Sales and use taxes payable	1,707	2,219
Merchandise returns	1,343	1,643
Credit card payable	1,207	76
Accrued construction	1,062	3,293
Computer services	1,025	865
Accrued freight	682	1,091
Other	4,296	4,343
Total accrued expenses	$13,063	$15,889
Note 8: Asset-Backed Credit Agreement
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

The unused portion of the Revolving Commitment accrues a commitment fee of 0.375% per annum. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
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
As of February 3, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $42.4 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.025 million irrevocable standby letter of credit, which was previously issued under the Prior Credit Agreement.
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
Borrowings under the Prior Credit Agreement bore interest at a rate per annum equal to SOFR plus 0.75%. Amounts available to be drawn under outstanding letters of credit accrued fees in an amount equal to 1.00% per annum. The unused portion of the Prior Credit Agreement was not subject to a commitment fee. As of the Closing Date, we had no outstanding borrowings under the Credit Agreement, and the only utilization of the letters of credit sub-limit under the Prior Credit Agreement was the $2.025 million irrevocable standby letter of credit that was transferred on the Closing Date.
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
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a straight-line basis. We do not record leases with terms of 12 months or less on the Consolidated Balance Sheets, and are expensed as incurred. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.
Our operating leases typically include non-lease components such as common-area maintenance costs, utilities, and other maintenance costs. We have elected to include non-lease components with the lease payment for the purpose of calculating the lease right-of-use assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.

Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. We incurred rent expense of $2.1 million, in each of the fiscal years 2023, 2022 and 2021, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.6 million, $0.5 million, and $0.4 million in fiscal years 2023, 2022 and 2021, respectively, related to this lease. The lease deposits were $0.2 million, as of both fiscal years ended February 3, 2024 and January 28, 2023, and are included as a component of other assets on the Consolidated Balance Sheets. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the annual change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce fulfillment center. We incurred rent expense of $1.5 million, $1.5 million and $1.0 million in fiscal years 2023, 2022 and 2021, respectively, related to this lease. The lease deposits were $0.7 million, as of both fiscal years ended February 3, 2024 and January 28, 2023, and are included as a component of other assets on the Consolidated Balance Sheets. The lease payment adjusts annually based upon the greater of 5% or the annual change in the LAARUCPI. The lease began on November 1, 2011, and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. We incurred sublease income of $90.1 thousand and $85.8 thousand in fiscal years 2023 and 2022, respectively, related to this lease. We did not incur any sublease income in fiscal year 2021, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities as of February 3, 2024 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2024	$4,085	$61,323	$65,408	$95
2025	4,244	51,584	55,828	99
2026	4,411	40,233	44,644	104
2027	4,167	32,772	36,939	—
2028	2,251	22,888	25,139	—
Thereafter	7,073	42,331	49,404	—
Total minimum lease payments	26,231	251,131	277,362	298
Less: Amount representing interest	3,843	41,928	45,771	—
Present value of operating lease liabilities	$22,388	$209,203	$231,591	$298
As of February 3, 2024, additional operating lease contracts that have not yet commenced are approximately $2.5 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are approximately $10.8 million.
Lease expense for fiscal years 2023, 2022 and 2021 was as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024			January 28, 2023			January 29, 2022
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$64,868	$1,403	$66,271	$63,252	$1,317	$64,569	$60,718	$1,285	$62,003
Variable lease expense	19,271	70	19,341	16,605	44	16,649	18,078	28	18,106
Total lease expense	$84,139	$1,473	$85,612	$79,857	$1,361	$81,218	$78,796	$1,313	$80,109

Supplemental lease information for the fiscal year ended February 3, 2024, January 28, 2023 and January 29, 2022 was as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$71,751	$69,839	$69,210
Weighted average remaining lease term (in years)	5.42 years	5.71 years	5.65 years
Weighted average interest rate (1)	6.63%	6.33%	6.13%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") at lease inception, or lease modification, in determining the present value of future minimum payments. In determining an appropriate IBR, our assumptions included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 10-year term of the lease, excluding any options, and using the total minimum lease payments.
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
Purchase Obligations
At February 3, 2024, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $4.2 million, payable as follows: $2.0 million in fiscal 2024, $1.5 million in fiscal 2025, $0.3 million in fiscal 2026, and $0.2 million in fiscal 2027, and $0.2 million in fiscal 2028. The amounts purchased, related to these agreements, was as follows: $1.9 million in fiscal 2023, $0.5 million in fiscal 2022, and $0.4 million in fiscal 2021.
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

The available-for-sale marketable securities are valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities. We minimize the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer.
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
As of February 3, 2024 and January 28, 2023, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 3, 2024			January 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$45,672	$—	$—	$51,756	$—	$—
Commercial paper	—	—	—	—	19,871	—
Marketable securities:
Commercial paper	$—	$44,510	$—	$—	$29,750	$—
(1) Excludes cash of $1.4 million and $1.9 million as of fiscal 2023, and 2022, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease ROU assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of approximately $3.4 million, $17.1 thousand and $0.1 million in fiscal years 2023, 2022 and 2021, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	($ in thousands)
Carrying value of assets with impairment	$11,203	$17	$136
Fair value of assets impaired	$7,772	$—	$—
Number of stores tested for impairment	45	14	13
Number of stores with impairment	27	4	1

Note 12: Share-Based Compensation
The Tilly's, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (the "2012 Plan") authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of February 3, 2024, there were 1,125,613 shares available for future issuance under the 2012 Plan.
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
The following table summarizes our stock option activity for fiscal year 2023:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
				($ in thousands)
Outstanding at January 28, 2023	1,873,243	$8.99
Granted	773,500	$6.47
Exercised	(95,309)	$4.20
Forfeited	(58,125)	$8.14
Expired	(46,062)	$12.08
Outstanding at February 3, 2024	2,447,247	$8.34	6.3	$1,908
Exercisable at February 3, 2024	1,150,397	$9.50	3.5	$733

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $7.52 at February 3, 2024.
The total intrinsic value of options exercised in fiscal years 2023, 2022 and 2021 was $0.3 million, $0.2 million and $8.4 million, respectively.
The total fair value of options vested in fiscal years 2023, 2022 and 2021 was $2.5 million, $1.8 million and $1.4 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2023, 2022 and 2021 was $0.4 million, $0.2 million and $9.6 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2023, 2022 and 2021 was $0.1 million, less than $0.1 million and $2.3 million, respectively.
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
The fair values of stock options granted in fiscal years 2023, 2022 and 2021 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Weighted average grant-date fair value per option granted	$3.52	$4.94	$5.74
Expected option term (1)	5.5 years	5.2 years	5.4 years
Expected volatility factor (2)	56.3%	58.6%	59.9%
Risk-free interest rate (3)	4.0%	2.4%	0.9%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of February 3, 2024 and changes during fiscal year 2023 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2023	73,484	$8.71
Granted	73,284	$6.55
Vested	(41,738)	$9.58
Forfeited	(17,505)	$6.86
Nonvested at February 3, 2024	87,525	$6.86
The weighted-average grant-date fair value of restricted stock granted during the years ended January 28, 2023 and January 29, 2022 was $7.56 and $16.01, respectively.
The total fair value of restricted stock vested was $0.3 million, $0.3 million and $0.7 million in fiscal years 2023, 2022 and 2021, respectively.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of goods sold	$295	$269	$193
Selling, general and administrative expenses	1,923	1,998	1,727
Total share-based compensation	2,218	2,267	1,920
Less: Income tax benefit	—	(496)	(239)
Total share-based compensation, net of tax	$2,218	$1,771	$1,681
At February 3, 2024, there was $4.2 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.6 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. Total employer contributions to the 401(k) Plan totaled, $0.0 million, $1.2 million, and $0.9 million in fiscal years 2023, 2022 and 2021, respectively.

Note 14: Income Taxes
The components of income tax expense for fiscal years 2023, 2022 and 2021 were as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current:
Federal	$83	$(8)	$16,147
State	245	622	6,094
	328	614	22,241
Deferred:
Federal	4,882	2,308	709
State	3,499	568	(198)
	8,381	2,876	511
Total income tax expense	$8,709	$3,490	$22,752
A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2023, 2022 and 2021 is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Federal taxes at statutory rate	$(5,414)	$2,764	$18,270
State and local income taxes, net of federal benefit	(1,309)	754	4,480
Tax credits	(185)	(231)	(137)
Enhanced contribution deduction	(177)	(147)	(92)
Nondeductible executive compensation	103	100	660
Share-based compensation discrete items (1)	54	101	(828)
Return to provision adjustments	9	220	208
Other	233	(71)	191
Change in valuation allowance	15,395	—	—
Total income tax expense	$8,709	$3,490	$22,752
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

Significant components of deferred tax assets and liabilities as of February 3, 2024 and January 28, 2023 were as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Lease liability	$60,821	$63,562
Net operating loss carryforwards	5,305	—
Inventories	2,441	2,120
Accrued expenses	1,342	1,307
Share-based compensation	1,324	984
Deferred revenue	1,272	1,530
Compensation and benefits	573	635
Other	1,520	848
Total deferred tax assets	74,598	70,986
Less: valuation allowance	(15,395)	—
Deferred tax assets, net of valuation allowance	59,203	70,986
Deferred tax liabilities:
Lease asset	(51,948)	(54,200)
Property and equipment	(5,935)	(7,014)
Prepaid expenses	(1,132)	(1,202)
Marketable securities	(188)	(73)
Total deferred tax liabilities	(59,203)	(62,489)
Net deferred tax asset	$—	$8,497
Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. Based on management's current estimates, management believes that our projected future taxable income through the fiscal year ending February 1, 2025 will not be sufficient to substantiate that our net deferred tax assets are realizable at a more-likely-than-not level.
On the basis of this evaluation, as of February 3, 2024 and January 28, 2023, a valuation allowance of $15.4 million and $0.0 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of deferred tax asset considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability.
As of February 3, 2024 we had federal and state net operating loss ("NOL") carryforwards of $20.6 million and $16.1 million respectively. Federal NOL carryforwards totaling $20.6 million generated after 2017 may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $16.1 million begin to expire in 2028, unless previously utilized. As of January 28, 2023, there were no material federal and state NOL's or tax credits carried forward.
Utilization of the Company's NOL carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Code. In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding offset to valuation allowance.
Uncertain Tax Positions
As of February 3, 2024 and January 28, 2023, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2023, 2022 and 2021.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2020 through 2022 remain subject to examination for federal tax purposes and fiscal years 2019 through 2022 remain subject to examination in significant state tax jurisdictions.
Note 15: (Loss) Earnings Per Share
Our common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion.
Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, and unamortized compensation expense, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted (loss) earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2023, 2022 and 2021 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net (loss) income	$(34,492)	$9,677	$64,249
Weighted average basic shares outstanding	29,848	30,115	30,560
Dilutive effect of stock options and restricted stock	—	208	558
Weighted average shares for diluted (loss) earnings per share	29,848	30,323	31,118
Basic (loss) earnings per share of Class A and Class B common stock	$(1.16)	$0.32	$2.10
Diluted (loss) earnings per share of Class A and Class B common stock	$(1.16)	$0.32	$2.06
The (loss) earnings per share amounts are the same for Class A and Class B common stock, in aggregate, and individually for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Shares of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
The following stock options and restricted stock have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Stock options	2,110	1,317	684
Restricted stock	—	10	—
Total	2,110	1,327	684
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. The Company’s co-founder is also the founder and President of TLC. In each of fiscal 2023, 2022 and 2021, our Board of Directors approved annual financial support for TLC of $200,000.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to TLC, a related party and a charitable organization.

Note 17: Stockholders' Equity
Our Board of Directors did not declare any special cash dividends either on Class A or Class B common stock for the fiscal years ended February 3, 2024 and January 28, 2023.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 3, 2024 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 3, 2024.
Our internal control over financial reporting as of February 3, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of February 3, 2024, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated April 11, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Costa Mesa, California
April 11, 2024

Item 9B. Other Information
Director and Officer Trading Arrangements
During the fiscal quarter ended February 3, 2024, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading agreement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 3, 2024 (the “2024 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2024 Proxy Statement.

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

10.23#
Offer Letter between Tilly's Inc. and Laura Janney dated April 12, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 17, 2023)

10.24#
Credit Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

10.25
Security Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

10.26
Guaranty, dated April 27, 2023, of Tillys, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1*	Tilly's, Inc. Policy for Recovery of Erroneously Awarded-Compensation

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2024. formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023; (ii) Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022; (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended February 3, 2024, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.
+    Included on signature page

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2024.

Tilly’s, Inc.

/s/ Hezy Shaked
Hezy Shaked
Executive Chairman, and Interim President, Chief Executive Officer (Principal Executive Officer)

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
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on April 11, 2024.

Signature	Title

/s/ Hezy Shaked	Executive Chairman, and Interim President, Chief Executive Officer (Principal Executive Officer)
Hezy Shaked

/s/ Michael L. Henry	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael L. Henry

/s/ Teresa Aragones	Director
Teresa Aragones

/s/ Erin Chin	Director
Erin Chin

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr