Form 10-Q
period 2024-05-04
TILLY'S, INC.
filed 2024-06-07
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 5, 2024, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,775,615
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 4, 2024

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
•our ability to adapt to changing trends in traffic for our stores and changes in our customers' purchasing patterns;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,880	$47,027	$43,686
Marketable securities	48,142	48,021	49,695
Receivables	7,135	5,947	12,973
Merchandise inventories	78,535	63,159	77,182
Prepaid expenses and other current assets	9,742	11,905	9,332
Total current assets	163,434	176,059	192,868
Operating lease assets	199,613	203,825	216,385
Property and equipment, net	45,442	48,063	49,438
Deferred tax assets, net	—	—	12,728
Other assets	1,522	1,598	1,765
TOTAL ASSETS	$410,011	$429,545	$473,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,013	$14,506	$24,730
Accrued expenses	12,712	13,063	14,253
Deferred revenue	14,127	14,957	14,792
Accrued compensation and benefits	8,457	9,902	9,056
Current portion of operating lease liabilities	52,662	48,672	49,567
Current portion of operating lease liabilities, related party	3,194	3,121	2,908
Other liabilities	253	336	446
Total current liabilities	113,418	104,557	115,752
Noncurrent portion of operating lease liabilities	151,875	160,531	169,791
Noncurrent portion of operating lease liabilities, related party	18,438	19,267	21,633
Other liabilities	278	321	487
Total long-term liabilities	170,591	180,119	191,911
Total liabilities	284,009	284,676	307,663
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,751, 22,714 and 22,573 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	173,197	172,478	170,608
Accumulated deficit	(47,583)	(27,962)	(5,438)
Accumulated other comprehensive income	358	323	321
Total stockholders’ equity	126,002	144,869	165,521
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,011	$429,545	$473,184

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$115,856	$123,637

Cost of goods sold (includes buying, distribution, and occupancy costs)	90,612	96,768
Rent expense, related party	931	931
Total cost of goods sold (includes buying, distribution, and occupancy costs)	91,543	97,699
Gross profit	24,313	25,938

Selling, general and administrative expenses	44,968	43,066
Rent expense, related party	133	133
Total selling, general, and administrative expenses	45,101	43,199

Operating loss	(20,788)	(17,261)
Other income, net	1,154	1,064
Loss before income taxes	(19,634)	(16,197)
Income tax benefit	(13)	(4,229)
Net loss	$(19,621)	$(11,968)
Basic net loss per share of Class A and Class B common stock	$(0.65)	$(0.40)
Diluted net loss per share of Class A and Class B common stock	$(0.65)	$(0.40)
Weighted average basic shares outstanding	29,962	29,798
Weighted average diluted shares outstanding	29,962	29,798
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net loss	$(19,621)	$(11,968)
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities, net of tax	35	116
Other comprehensive income, net of tax	35	116
Comprehensive loss	$(19,586)	$(11,852)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(19,621)	—	(19,621)
Share-based compensation expense	—	—	—	566	—	—	566
Employee stock option exercises	37	—	—	153	—	—	153
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	35	35
Balance at May 4, 2024	22,751	7,306	$30	$173,197	$(47,583)	$358	$126,002

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(11,968)	—	(11,968)
Share-based compensation expense	—	—	—	522	—	—	522
Employee stock option exercises	11	—		53	—	—	53
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	116	116
Balance at April 29, 2023	22,573	7,306	$30	$170,608	$(5,438)	$321	$165,521
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(19,621)	$(11,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,095	3,214
Share-based compensation expense	566	522
Impairment of assets	1,663	154
(Gain) loss on disposal of assets	(16)	16
Gain on maturities of marketable securities	(708)	(295)
Deferred income taxes	—	(4,231)
Changes in operating assets and liabilities:
Receivables	(822)	(3,683)
Merchandise inventories	(15,376)	(15,065)
Prepaid expenses and other current assets	2,690	8,162
Accounts payable	7,480	8,765
Accrued expenses	14	441
Accrued compensation and benefits	(1,445)	873
Operating lease liabilities	(2,254)	(1,616)
Deferred revenue	(830)	(1,311)
Other liabilities	(126)	(173)
Net cash used in operating activities	(25,690)	(16,195)

Cash flows from investing activities:
Purchases of marketable securities	(29,496)	(24,524)
Purchases of property and equipment	(2,137)	(4,255)
Proceeds from maturities of marketable securities	30,000	15,081
Proceeds from sale of property and equipment	23	—
Net cash used in investing activities	(1,610)	(13,698)

Cash flows from financing activities:
Proceeds from exercise of stock options	153	53
Net cash provided by financing activities	153	53

Change in cash and cash equivalents	(27,147)	(29,840)
Cash and cash equivalents, beginning of period	47,027	73,526
Cash and cash equivalents, end of period	$19,880	$43,686

Supplemental disclosures of cash flow information:
Income taxes refunded	$(14)	$—
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$724	$1,224
Operating lease liabilities arising from obtaining operating lease assets	$9,886	$15,327

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 246 stores, in 33 states as of May 4, 2024. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen-week period ended May 4, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 ("fiscal 2023").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2024 refer to the fiscal year ending February 1, 2025. References to the fiscal quarters or first three months ended May 4, 2024 and April 29, 2023 refer to the thirteen-week periods as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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

The following table summarizes net sales from our retail stores and e-commerce (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Retail stores	$92,822	$97,819
E-commerce	23,034	25,818
Total net sales	$115,856	$123,637
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Mens	36%	36%
Womens	31%	29%
Footwear	13%	14%
Accessories	12%	14%
Girls	4%	4%
Boys	4%	3%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Third-party	66%	68%
Proprietary	34%	32%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 4, 2024, February 3, 2024 and April 29, 2023, our reserve for sales returns was $1.5 million, $1.3 million and $1.8 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $9.4 million, $10.2 million and $9.9 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.6 million and $3.4 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. For the thirteen weeks ended May 4, 2024 and April 29, 2023, the opening gift card balance was $10.2 million and $11.1 million, respectively, of which $1.7 million and $2.2 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.8 million, $4.7 million and $4.9 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively. The value of points redeemed through our loyalty program was $1.6 million for each of the thirteen-week periods ended May 4, 2024 and April 29, 2023, respectively. For the thirteen weeks ended May 4, 2024 and

April 29, 2023, the opening loyalty program balance was $4.7 million and $5.0 million, respectively, of which $1.2 million and $1.3 million, respectively, were recognized as revenue during these periods.
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over five to seven years. Furniture and fixtures are depreciated over five years. Computer software is depreciated over three years. Leasehold improvements and the cost of acquiring leasehold rights are amortized over the lesser of the term of the lease or the estimated useful life of the improvement. The cost of assets sold or retired and the related accumulated depreciation is removed from the accounts with any resulting gain or loss included in net loss in the accompanying Consolidated Statements of Operations.
Repairs and maintenance costs are charged directly to expense as incurred. Major renewals, replacements and improvements that substantially extend the useful life of an asset are capitalized and depreciated.
At May 4, 2024, February 3, 2024 and April 29, 2023, property and equipment consisted of the following (in thousands):

	May 4, 2024	February 3, 2024	April 29, 2023
Leasehold improvements	$159,933	$160,572	$158,346
Computer hardware and software	47,817	47,003	45,755
Furniture and fixtures	46,432	46,747	47,112
Machinery and equipment	34,662	34,693	34,455
Vehicles	2,307	2,508	2,252
Construction in progress	4,388	4,638	3,355
Property and equipment, gross	295,539	296,161	291,275
Accumulated depreciation	(250,097)	(248,098)	(241,837)
Property and equipment, net	$45,442	$48,063	$49,438
Depreciation expense related to property and equipment was $3.1 million and $3.2 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.
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
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year, and we recognize a single lease cost, with such cost allocated over the lease term, on a straight-line basis. We do not record any leases with terms of 12 months or less as operating lease assets or operating lease liabilities, these are instead expensed as incurred. Contingent rent, determined based on a percentage of net sales in excess of specified levels, is recognized as rent expense when the achievement of those specified net sales is probable.
Our operating leases typically include non-lease components such as common-area maintenance costs, utilities, and other maintenance costs. We have elected to include non-lease components with the lease payments for the purpose of calculating the lease right-of-use assets and liabilities to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen-week periods ended May 4, 2024 and April 29, 2023 we incurred rent expense of $0.5 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen-week periods ended May 4, 2024 and April 29, 2023 we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-commerce distribution center. During each of the thirteen-week periods ended May 4, 2024 and April 29, 2023 we incurred rent expense of $0.4 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended May 4, 2024 and April 29, 2023 we recorded sublease income of $23.4 thousand and $22.3 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of May 4, 2024 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2024	$3,076	$50,167	$53,243	$71
2025	4,244	55,562	59,806	99
2026	4,411	40,310	44,721	105
2027	4,167	32,379	36,546	—
2028	2,251	22,587	24,838	—
Thereafter	7,073	42,290	49,363	—
Total minimum lease payments	25,222	243,295	268,517	275
Less: Amount representing interest	3,590	38,758	42,348	—
Present value of operating lease liabilities	$21,632	$204,537	$226,169	$275

As of May 4, 2024, additional operating lease contracts that have not yet commenced are $2.5 million. Further, additional operating lease contracts and modifications executed subsequent to the balance sheet date, but prior to the report date, are $1.2 million.

Lease expense for the thirteen-week periods ended May 4, 2024 and April 29, 2023 was as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2024			April 29, 2023
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,779	$361	$17,140	$15,425	$328	$15,753
Variable lease expense	3,706	8	3,714	5,749	28	5,777
Total lease expense	$20,485	$369	$20,854	$21,174	$356	$21,530
Supplemental lease information for the thirteen weeks ended May 4, 2024 and April 29, 2023 was as follows:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$18,360	$17,300
Weighted average remaining lease term (in years)	5.1 years	5.7 years
Weighted average interest rate (1)	6.64%	6.47%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") at lease inception, or lease modification, in determining the present value of future minimum payments. In determining an appropriate IBR, our assumptions included use of a consistent discount rate for a portfolio of leases entered into at varying dates, the full 10-year term of the lease, excluding any options, and the total minimum lease payments.

Income Taxes
Our effective income tax rate was 0.1% of pre-tax loss, compared to 26.1% of pre-tax loss, for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. Our effective income tax rate was significantly different than the statutory tax rate due to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
New Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)., which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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
The following table summarizes our investments in marketable securities at May 4, 2024, February 3, 2024 and April 29, 2023 (in thousands):

	May 4, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$34,158	$355	$—	$34,513
Fixed income securities	13,629	—	—	13,629
Total marketable securities	$47,787	$355	$—	$48,142

	February 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,072	$438	$—	$44,510
Fixed income securities	3,511	—	—	3,511
Total marketable securities	$47,583	$438	$—	$48,021

	April 29, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,266	$385	$—	$39,651
Fixed income securities	10,044	—	—	10,044
Total marketable securities	$49,310	$385	$—	$49,695
We recognized gains on investments for commercial paper that matured during the thirteen-week periods ended May 4, 2024 and April 29, 2023. Upon recognition of the gains, we reclassified these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.

The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Gains on investments	$589	$172
Note 4: Asset-Backed Credit Agreement
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6.0 million). Beginning April 27, 2024, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, on April 27, 2023, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of May 4, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $57.7 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
As of May 4, 2024, February 3, 2024 and April 29, 2023, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 4, 2024			February 3, 2024			April 29, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$18,691	$—	$—	$45,672	$—	$—	$37,503	$—	$—
Commercial paper	—	—	—	—	—	—	—	4,997	—
Marketable securities:
Commercial paper	$—	$34,513	$—	$—	$44,510	$—	$—	$39,651	$—
(1) Excludes cash of $1.2 million, $1.4 million and $1.2 million as of May 4, 2024, February 3, 2024 and April 29, 2023, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $1.7 million and $0.2 million in the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
	($ in thousands)
Carrying value of assets with impairment	$3,555	$356
Fair value of assets impaired	$1,892	$201
Number of stores tested for impairment	43	24
Number of stores with impairment	11	6
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 4, 2024, there were 657,581 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirteen weeks ended May 4, 2024 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2024	2,447,247	$8.34
Granted	511,000	$6.75
Exercised	(37,066)	$4.13
Forfeited	(23,500)	$7.28
Expired	(19,468)	$13.03
Outstanding at May 4, 2024	2,878,213	$8.09	6.8	$523
Exercisable at May 4, 2024	1,372,963	$9.23	4.2	$523
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $5.97 at May 4, 2024
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We account for forfeitures as they occur. We issue shares of Class A common stock when stock option awards are exercised.

The fair values of stock options granted during the thirteen weeks ended May 4, 2024 and April 29, 2023 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Weighted average grant-date fair value per option granted	$3.68	$3.90
Expected option term (1)	5.6 years	5.2 years
Weighted average expected volatility factor (2)	54.8%	58.6%
Weighted average risk-free interest rate (3)	4.3%	3.6%
Expected annual dividend yield (4)	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of May 4, 2024, and the changes since February 3, 2024:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2024	87,525	$6.86
Granted	—	—
Vested	—	—
Nonvested at May 4, 2024	87,525	$6.86
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cost of goods sold	$81	$57
Selling, general, and administrative	485	465
Total share-based compensation	$566	$522
At May 4, 2024, there was $5.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.9 years.

Note 8: Net Loss Per Share
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net loss	$(19,621)	$(11,968)
Weighted average basic shares outstanding	29,962	29,798
Dilutive effect of in-the-money stock options and RSAs	—	—
Weighted average shares for diluted net loss per share	29,962	29,798
Basic net loss per share of Class A and Class B common stock	$(0.65)	$(0.40)
Diluted net loss per share of Class A and Class B common stock	$(0.65)	$(0.40)

The following stock options have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Stock options	2,578	1,404

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for men, women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of May 4, 2024, we operated 246 stores in 33 states, averaging approximately 7,253 square feet per store, compared to 248 total stores at the same time last year. We also sell our products through our e-commerce website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment, including elevated fuel costs, increased levels of credit card debt with higher interest rates, multi-year lows in consumer savings, and a shift in consumer preferences for experiences over goods following the COVID-19 pandemic has had, and is likely to continue to have, a significant, adverse impact on our consumers spending and, by extension, our operating results. Persistent inflation has also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 47% of our total selling, general and administrative expenses in the first quarter of fiscal 2024. Our average hourly rate for store payroll in the first quarter of fiscal 2024 was 31% higher than in the pre-pandemic year of fiscal 2019 and 5% higher than in the first quarter of fiscal 2023. Minimum wage increases are estimated to cost us an additional $2 million during fiscal 2024 compared to fiscal 2023. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2024, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Fiscal 2024 New Store Openings and Capital Expenditure Plans
During fiscal 2024, we currently expect to open four new stores. We currently expect that our total capital expenditures for fiscal 2024 will not exceed $15 million, inclusive of our new store plans and upgrades to certain distribution and information technology infrastructure systems.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative ("SG&A") expenses and operating loss.
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
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-commerce fulfillment centers, and to our e-commerce customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase relative to business growth. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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
Selling, General and Administrative Expenses
Our selling, general and administrative, or SG&A, expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-commerce receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth but will be expected to increase over time to support the needs of our company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.

Operating Loss
Operating loss equals gross profit less SG&A expenses. Operating loss excludes interest income, interest expense and income taxes. Operating loss percentage measures operating loss as a percentage of our net sales.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Statements of Operations Data:
Net sales	$115,856	$123,637
Cost of goods sold	90,612	96,768
Rent expense, related party	931	931
Total cost of goods sold	91,543	97,699
Gross profit	24,313	25,938
Selling, general and administrative expenses	44,968	43,066
Rent expense, related party	133	133
Total selling, general and administrative expenses	45,101	43,199
Operating loss	(20,788)	(17,261)
Other income, net	1,154	1,064
Loss before income taxes	(19,634)	(16,197)
Income tax benefit	(13)	(4,229)
Net loss	$(19,621)	$(11,968)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	78.2%	78.3%
Rent expense, related party	0.8%	0.8%
Total cost of goods sold	79.0%	79.0%
Gross profit	21.0%	21.0%
Selling, general and administrative expenses	38.8%	34.8%
Rent expense, related party	0.1%	0.1%
Total selling, general and administrative expenses	38.9%	34.9%
Operating loss	(17.9)%	(14.0)%
Other income, net	1.0%	0.9%
Loss before income taxes	(16.9)%	(13.1)%
Income tax benefit	(0.0)%	(3.4)%
Net loss	(16.9)%	(9.7)%
The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Operating Data:
Stores operating at end of period	246	248
Comparable store net sales change (1)	(9.4)%	(17.5)%
Total square feet at end of period (in '000s)	1,784	1,809
Average net sales per physical store (in '000s) (2)	$373	$393
Average net sales per square foot (2)	$51	$54
E-commerce net sales (in '000s) (3)	$23,034	$25,818
E-commerce net sales as a percentage of net sales	19.9%	20.9%
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
First Quarter (13 Weeks) Ended May 4, 2024 Compared to First Quarter (13 Weeks) Ended April 29, 2023
Net Sales
Total net sales were $115.9 million, a decrease of $7.8 million, or 6.3%, compared to $123.6 million last year. Total comparable net sales, including both physical stores and e-commerce, decreased by 9.4%, which we believe is due in large part to the continuing impact of the uncertain and inflationary economic environment, including elevated fuel costs, increased levels of credit card debt with higher interest rates, multi-year lows in consumer savings, and a shift in consumer spending priorities for experiences over goods among our teen and young adult customer demographic.
•Net sales from physical stores were $92.8 million, a decrease of $5.0 million or 5.1%, compared to $97.8 million last year, with a comparable store net sales decrease of 8.6%. Net sales from physical stores represented 80.1% of total net sales this year compared to 79.1% total net sales last year. We ended the first quarter with 246 total stores compared to 248 total stores at the end of the first quarter last year.
•Net sales from e-commerce were $23.0 million, a decrease of $2.8 million or 10.8%, compared to $25.8 million last year. E-commerce net sales represented 19.9% of total net sales this year compared to 20.9% of total net sales last year.
Gross Profit
Gross profit was $24.3 million, or 21.0% of net sales, compared to $25.9 million, or 21.0% of net sales, last year. Product margins improved by 130 basis points primarily due to the combination of a lower markdown rate and improved initial markups. Buying, distribution, and occupancy costs deleveraged by 130 basis points collectively, despite being $0.8 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $45.1 million or 38.9% of net sales, compared to $43.2 million, or 34.9% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.3%	$1.5	Increase in non-cash store asset impairment charges.
2.0%	1.0	Increase in store payroll and related benefits.
0.7%	0.5	Increase in corporate payroll.
(0.3)%	(0.4)	Decrease in e-commerce fulfillment temporary services.
0.3%	(0.7)	Net change from all other SG&A expenses.
4.0%	$1.9	Total
Operating Loss
Operating loss was $20.8 million, or 17.9% of net sales, compared to $17.3 million, or 14.0% of net sales, last year primarily as a result of the combination of decreased net sales and increased SG&A expenses noted above.
Income Tax Benefit
Income tax benefit was $13,000, or 0.1% of pre-tax loss, compared to $4.2 million, or 26.1% of pre-tax loss, last year. The decrease in this year's effective income tax rate was primarily attributable to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Loss Per Share
Net loss was $19.6 million, or $0.65 net loss per share, compared to $12.0 million, or $0.40 net loss per share, last year.

Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, new store openings and remodels, and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations.
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
Working Capital
Working capital at May 4, 2024, was $50.0 million compared to $71.5 million at February 3, 2024, a decrease of $21.5 million. The primary changes in our working capital during the first quarter of fiscal 2024 were as follows:

$ millions	Description
$71.5	Working capital at February 3, 2024
(27.0)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net sales.
(4.0)	Decrease primarily due to an increase in operating lease liabilities.
7.9	Increase in merchandise inventories, net of accounts payable.
1.6	Net change from all other changes in current assets and current liabilities.
$50.0	Working capital at May 4, 2024
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks ended May 4, 2024 compared to the thirteen weeks ended April 29, 2023 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net cash used in operating activities	$(25,690)	$(16,195)
Net cash used in investing activities	(1,610)	(13,698)
Net cash provided by financing activities	153	53
Net change in cash and cash equivalents	$(27,147)	$(29,840)
Net Cash Used in Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $25.7 million this year compared to $16.2 million last year. The $9.5 million increase in net cash used in operating activities compared to last year was primarily due to lower net sales.
Net Cash Used in Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $1.6 million this year compared to $13.7 million last year. Net cash used in investing activities in the first quarter of fiscal 2024 consisted of purchases of marketable securities of $29.5 million and capital expenditures totaling $2.1 million, partially offset by maturities of marketable securities of $30.0 million. Net cash used in investing activities in the first quarter of fiscal 2023 consisted of purchases of marketable securities of $24.5 million and capital expenditures totaling $4.3 million, partially offset by maturities of marketable securities of $15.1 million.
Net Cash Provided by Financing Activities
Financing activities primarily consist of proceeds from employee exercises of stock options.

Net cash provided by financing activities was $0.2 million this year resulting from the proceeds of employee exercises of stock options. Net cash provided by financing activities was $0.1 million last year resulting from the proceeds of employee exercises of stock options.
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
Under the Credit Agreement, we are subject to a variety of affirmative and negative covenants customary in an asset-based lending facility, including a financial covenant relating to availability (which is required to remain above the greater of: (i) ten percent (10%) of the Loan Cap (as defined in the Credit Agreement) and (ii) $6.0 million). Beginning April 27, 2024, we are permitted to declare or pay cash dividends and/or repurchase our common stock provided, among other things, no default or event of default exists as of the date of any such payment and after giving effect thereto and certain minimum availability and minimum projected availability tests are satisfied.
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, on April 27, 2023, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of May 4, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $57.7 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
Contractual Obligations
As of May 4, 2024, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 4, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 4, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended May 4, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Report, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a detailed discussion of the risks that affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 5. Other Information
During the quarterly period ended May 4, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Bylaws of Tilly’s, Inc. as adopted on March 1, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on March 7, 2024).

10.1#
Employment Separation and Release Agreement, dated as of February 15, 2024, by and between Tilly’s, Inc. and Edmond Thomas (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on February 15, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.
Date:	June 7, 2024
/s/ Hezy Shaked
Hezy Shaked
Executive Chairman, and Interim President, Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2024
/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)