Form 10-Q
period 2024-08-03
TILLY'S, INC.
filed 2024-09-06
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 4, 2024, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,845,799
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 3, 2024

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
•our ability to attract customers to our e-commerce ("e-com") platform and generate acceptable levels of return from our digital marketing efforts and other e-com growth initiatives;
•our ability to generate adequate cash from our existing stores and e-com to support our business;
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
•our ability to efficiently utilize our e-com fulfillment center;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,749	$47,027	$54,578
Marketable securities	39,947	48,021	49,700
Receivables	13,176	5,947	10,922
Merchandise inventories	95,011	63,159	91,251
Prepaid expenses and other current assets	9,539	11,905	9,209
Total current assets	194,422	176,059	215,660
Operating lease assets	188,711	203,825	224,537
Property and equipment, net	44,612	48,063	48,353
Deferred tax assets, net	—	—	12,973
Other assets	1,452	1,598	1,764
TOTAL ASSETS	$429,197	$429,545	$503,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,961	$14,506	$44,763
Accrued expenses	20,011	13,063	18,972
Deferred revenue	13,615	14,957	14,012
Accrued compensation and benefits	11,488	9,902	8,358
Current portion of operating lease liabilities	51,414	48,672	51,243
Current portion of operating lease liabilities, related party	3,269	3,121	2,977
Other liabilities	270	336	425
Total current liabilities	143,028	104,557	140,750
Noncurrent portion of operating lease liabilities	141,565	160,531	176,310
Noncurrent portion of operating lease liabilities, related party	17,596	19,267	20,865
Other liabilities	235	321	447
Total long-term liabilities	159,396	180,119	197,622
Total liabilities	302,424	284,676	338,372
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,846, 22,714 and 22,654 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	173,939	172,478	171,195
Accumulated deficit	(47,652)	(27,962)	(6,563)
Accumulated other comprehensive income	456	323	253
Total stockholders’ equity	126,773	144,869	164,915
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$429,197	$429,545	$503,287

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$162,867	$159,951	$278,723	$283,588

Cost of goods sold (includes buying, distribution, and occupancy costs)	112,013	114,704	202,625	211,472
Rent expense, related party	934	931	1,865	1,862
Total cost of goods sold (includes buying, distribution, and occupancy costs)	112,947	115,635	204,490	213,334
Gross profit	49,920	44,316	74,233	70,254

Selling, general and administrative expenses	50,648	46,868	95,616	89,934
Rent expense, related party	131	133	264	266
Total selling, general, and administrative expenses	50,779	47,001	95,880	90,200

Operating loss	(859)	(2,685)	(21,647)	(19,946)
Other income, net	786	1,220	1,940	2,284
Loss before income taxes	(73)	(1,465)	(19,707)	(17,662)
Income tax benefit	(4)	(340)	(17)	(4,569)
Net loss	$(69)	$(1,125)	$(19,690)	$(13,093)
Basic net loss per share of Class A and Class B common stock	$(0.00)	$(0.04)	$(0.66)	$(0.44)
Diluted net loss per share of Class A and Class B common stock	$(0.00)	$(0.04)	$(0.66)	$(0.44)
Weighted average basic shares outstanding	30,029	29,831	29,995	29,815
Weighted average diluted shares outstanding	30,029	29,831	29,995	29,815
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(69)	$(1,125)	$(19,690)	$(13,093)
Other comprehensive income, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	98	(68)	133	48
Other comprehensive income (loss), net of tax	98	(68)	133	48
Comprehensive income (loss)	$29	$(1,193)	$(19,557)	$(13,045)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 4, 2024	22,751	7,306	$30	$173,197	$(47,583)	$358	$126,002
Net loss	—	—	—	—	(69)	—	(69)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	602	—	—	602
Employee stock option exercises	34	—	—	140	—	—	140
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	98	98
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at April 29, 2023	22,573	7,306	$30	$170,608	$(5,438)	$321	$165,521
Net loss	—	—	—	—	(1,125)	—	(1,125)
Restricted stock	73	—	—	—	—	—	—
Share-based compensation expense	—	—	—	557	—	—	557
Employee stock option exercises	8	—	—	30	—	—	30
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(68)	(68)
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(19,690)	—	(19,690)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,167	—	—	1,167
Employee stock option exercises	71	—	—	294	—	—	294
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	133	133
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(13,093)	—	(13,093)
Restricted stock	73	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,078	—	—	1,078
Employee stock option exercises	19	—	—	84	—	—	84
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	48	48
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(19,690)	$(13,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,305	6,457
Insurance proceeds from casualty loss	131	—
Share-based compensation expense	1,167	1,078
Impairment of assets	2,499	955
(Gain) loss on disposal of assets	(35)	28
Gain on maturities of marketable securities	(1,121)	(961)
Deferred income taxes	—	(4,476)
Changes in operating assets and liabilities:
Receivables	(6,863)	(801)
Merchandise inventories	(31,983)	(29,134)
Prepaid expenses and other current assets	3,003	8,230
Accounts payable	28,436	28,768
Accrued expenses	7,048	4,274
Accrued compensation and benefits	1,586	175
Operating lease liabilities	(4,112)	(2,994)
Deferred revenue	(1,342)	(2,091)
Other liabilities	(232)	(314)
Net cash used in operating activities	(15,203)	(3,899)

Cash flows from investing activities:
Purchases of marketable securities	(39,290)	(53,904)
Purchases of property and equipment	(4,625)	(6,310)
Proceeds from maturities of marketable securities	48,500	45,081
Proceeds from sale of property and equipment	23	—
Insurance proceeds from casualty loss	23	—
Net cash provided by (used in) investing activities	4,631	(15,133)

Cash flows from financing activities:
Proceeds from exercise of stock options	294	84
Net cash provided by financing activities	294	84

Change in cash and cash equivalents	(10,278)	(18,948)
Cash and cash equivalents, beginning of period	47,027	73,526
Cash and cash equivalents, end of period	$36,749	$54,578

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$71	$(6,571)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$982	$2,141
Operating lease liabilities arising from obtaining operating lease assets	$12,660	$36,758

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active and social lifestyle. Tillys is headquartered in Irvine, California and operated 247 stores, in 33 states as of August 3, 2024. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended August 3, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 ("fiscal 2023").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2024 refer to the fiscal year ending February 1, 2025. References to the fiscal quarters or first halves ended August 3, 2024 and July 29, 2023 refer to the thirteen and twenty-six week periods as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-commerce ("e-com") net sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the Consolidated Statements of Operations.

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Retail stores	$132,334	$129,800	$225,156	$227,618
E-com	30,533	30,151	53,567	55,970
Total net sales	$162,867	$159,951	$278,723	$283,588
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Mens	33%	35%	34%	36%
Womens	30%	29%	30%	29%
Accessories	16%	16%	14%	14%
Footwear	11%	12%	12%	13%
Boys	5%	4%	5%	4%
Girls	5%	4%	5%	4%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Third-party	66%	67%	66%	68%
Proprietary	34%	33%	34%	32%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of August 3, 2024, February 3, 2024 and July 29, 2023, our reserve for sales returns was $3.4 million, $1.3 million and $3.1 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.8 million, $10.2 million and $9.2 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.6 million and $2.9 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively. For the thirteen weeks ended August 3, 2024 and July 29, 2023, the opening gift card balance was $9.4 million and $9.9 million, respectively, of which $1.1 million and $1.8 million, respectively, were recognized as revenue during these periods. Revenue recognized from gift cards was $5.2 million and $6.4 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the opening gift card balance was $10.2 million and $11.1 million, respectively, of which $2.8 million and $4.0 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.8 million, $4.7 million and $4.8 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively. The value of points redeemed through our loyalty program was $2.1 million for each of the thirteen-weeks ended August 3, 2024 and July 29, 2023. For the thirteen weeks ended August 3, 2024 and July 29, 2023, the opening loyalty program balance was $4.8 million and $4.9 million, respectively, of which $1.6 million was recognized as revenue during both of these periods. The value of points redeemed through our loyalty program was $3.7 million for each of the twenty-six weeks ended August 3, 2024 and July 29, 2023. For the twenty-six weeks ended August 3, 2024 and July 29, 2023, the opening loyalty program balance was $4.7 million and $5.0 million, respectively, of which $2.6 million and $2.7 million, respectively, were recognized as revenue during these periods.
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
At August 3, 2024, February 3, 2024 and July 29, 2023, property and equipment consisted of the following (in thousands):

	August 3, 2024	February 3, 2024	July 29, 2023
Leasehold improvements	$160,440	$160,572	$157,700
Computer hardware and software	50,846	47,003	45,822
Furniture and fixtures	46,505	46,747	46,835
Machinery and equipment	34,671	34,693	34,356
Vehicles	2,286	2,508	2,604
Construction in progress	2,911	4,638	5,438
Property and equipment, gross	297,659	296,161	292,755
Accumulated depreciation	(253,047)	(248,098)	(244,402)
Property and equipment, net	$44,612	$48,063	$48,353
Depreciation expense related to property and equipment was $3.2 million during each of the thirteen-weeks ended August 3, 2024 and July 29, 2023. Depreciation expense related to property and equipment was $6.3 million and $6.5 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.
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

We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023 we incurred rent expense of $0.5 million and $1.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023 we incurred rent expense of $0.2 million and $0.3 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023 we incurred rent expense of $0.4 million and $0.7 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended August 3, 2024 and July 29, 2023 we recorded sublease income of $23.4 thousand and $22.3 thousand, respectively, related to this lease. During the twenty-six week periods ended August 3, 2024 and July 29, 2023 we recorded sublease income of $46.7 thousand $44.5 thousand. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of August 3, 2024 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2024	$2,063	$33,621	$35,684	$48
2025	4,244	56,063	60,307	99
2026	4,411	40,680	45,091	105
2027	4,167	32,554	36,721	—
2028	2,251	22,751	25,002	—
Thereafter	7,073	43,410	50,483	—
Total minimum lease payments	24,209	229,079	253,288	252
Less: Amount representing interest	3,344	36,100	39,444	—
Present value of operating lease liabilities	$20,865	$192,979	$213,844	$252

As of August 3, 2024, additional operating lease liabilities that have not yet commenced are $2.1 million. Further, additional operating lease liabilities from modifications executed subsequent to the balance sheet date, but prior to the report date, are $0.7 million.

Lease expense for the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023 was as follows (in thousands):

	Thirteen Weeks Ended
	August 3, 2024			July 29, 2023
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,471	$352	$16,823	$16,032	$366	$16,398
Variable lease expense	3,998	11	4,009	4,938	11	4,949
Total lease expense	$20,469	$363	$20,832	$20,970	$377	$21,347

	Twenty-Six Weeks Ended
	August 3, 2024			July 29, 2023
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$33,250	$713	$33,963	$31,457	$694	$32,151
Variable lease expense	7,704	20	7,724	10,686	40	10,726
Total lease expense	$40,954	$733	$41,687	$42,143	$734	$42,877
Supplemental lease information for the twenty-six weeks ended August 3, 2024 and July 29, 2023 was as follows:

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$36,658	$35,125
Weighted average remaining lease term (in years)	5.1 years	5.5 years
Weighted average interest rate (1)	6.65%	6.16%
(1) Since our leases do not provide an implicit rate, we used our incremental borrowing rate ("IBR") at lease inception, or lease modification, in determining the present value of future minimum payments. In determining an appropriate IBR, our assumptions included the use of a consistent discount rate for a portfolio of leases entered into at varying dates, the full 10-year term of the lease, excluding any options, and the total minimum lease payments.
Income Taxes
Our effective income tax rate was 0.1% of pre-tax loss, compared to 25.9% of pre-tax loss, for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. Our effective income tax rate was significantly different than the statutory tax rate due to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
New Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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

The following table summarizes our investments in marketable securities at August 3, 2024, February 3, 2024 and July 29, 2023 (in thousands):

	August 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$29,290	$453	$—	$29,743
Fixed income securities	10,204	—	—	10,204
Total marketable securities	$39,494	$453	$—	$39,947

	February 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,072	$438	$—	$44,510
Fixed income securities	3,511	—	—	3,511
Total marketable securities	$47,583	$438	$—	$48,021

	July 29, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$39,190	$344	$—	$39,534
Fixed income securities	10,166	—	—	10,166
Total marketable securities	$49,356	$344	$—	$49,700
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023. Upon recognition of the gains, we reclassified these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gains on investments	$338	$544	$928	$716
Note 4: Asset-Backed Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of August 3, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
As of August 3, 2024, February 3, 2024 and July 29, 2023, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 3, 2024			February 3, 2024			July 29, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$33,796	$—	$—	$45,672	$—	$—	$51,681	$—	$—
Marketable securities:
Commercial paper	$—	$29,743	$—	$—	$44,510	$—	$—	$39,534	$—
(1) Excludes cash of $3.0 million, $1.4 million and $2.9 million as of August 3, 2024, February 3, 2024 and July 29, 2023, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $2.5 million and $1.0 million in the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
	($ in thousands)
Carrying value of assets with impairment	$5,675	$801	$9,230	$1,157
Fair value of assets impaired	$4,839	$—	$6,731	$201
Number of stores tested for impairment	46	24	48	28
Number of stores with impairment	6	5	17	11
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 3, 2024, there were 1,000,842 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the twenty-six weeks ended August 3, 2024 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2024	2,447,247	$8.34
Granted	511,000	$6.75
Exercised	(71,066)	$4.13
Forfeited	(41,000)	$7.17
Expired	(437,005)	$10.38
Outstanding at August 3, 2024	2,409,176	$7.78	7.8	$280
Exercisable at August 3, 2024	1,104,051	$8.54	6.2	$280
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $5.25 at August 3, 2024
The stock option awards were measured at fair value on the grant date using the Black-Scholes option valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield, if any. We account for forfeitures as they occur. We issue shares of Class A common stock when stock option awards are exercised.
The fair values of stock options granted during the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted average grant-date fair value per option granted	$—	$3.50	$3.68	$3.50
Expected option term (1)	—	5.5 years	5.6 years	5.5 years
Weighted average expected volatility factor (2)	—%	56.3%	54.8%	56.3%
Weighted average risk-free interest rate (3)	—%	4.0%	4.4%	4.0%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
(4)We do not currently have a dividend policy, and we do not currently anticipate paying any cash dividends on our common stock at this time. In compliance with our new Credit Agreement, we were prohibited from declaring or paying any cash dividends prior to April 27, 2024.
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

The following table summarizes the status of non-vested restricted stock as of August 3, 2024, and the changes since February 3, 2024:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2024	87,525	$6.86
Granted	61,184	5.23
Vested	(56,990)	7.02
Nonvested at August 3, 2024	91,719	$5.67
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cost of goods sold	$98	$68	$177	$125
Selling, general, and administrative	504	489	990	953
Total share-based compensation	$602	$557	$1,167	$1,078
At August 3, 2024, there was $5.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net loss	$(69)	$(1,125)	$(19,690)	$(13,093)
Weighted average basic shares outstanding	30,029	29,831	29,995	29,815
Dilutive effect of in-the-money stock options and RSAs	—	—	—	—
Weighted average shares for diluted net loss per share	30,029	29,831	29,995	29,815
Basic net loss per share of Class A and Class B common stock	$(0.00)	$(0.04)	$(0.66)	$(0.44)
Diluted net loss per share of Class A and Class B common stock	$(0.00)	$(0.04)	$(0.66)	$(0.44)

The following stock options have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stock options	2,159	2,125	2,159	2,125

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of August 3, 2024, we operated 247 stores in 33 states, averaging approximately 7,252 square feet per store, compared to 246 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe the uncertain and inflationary economic environment, including elevated fuel costs, increased levels of credit card debt with higher interest rates, multi-year lows in consumer savings, and a shift in consumer preferences for experiences over goods following the pandemic has had, and is likely to continue to have, a significant, adverse impact on our consumers spending and, by extension, our operating results. Persistent inflation has also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 47% of our total selling, general and administrative expenses in the first half of fiscal 2024. Our average hourly rate for store payroll in the first half of fiscal 2024 was 32% higher than in the pre-pandemic year of fiscal 2019 and 4% higher than in the first half of fiscal 2023. Minimum wage increases are estimated to cost us an additional $2 million during fiscal 2024 compared to fiscal 2023. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2024, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative ("SG&A") expenses and operating loss.
Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations and through e-com, net of sales taxes. Store net sales are reflected in sales when the merchandise is received by the customer. For e-com net sales, we recognize revenue, and the related cost of goods sold at the time the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-com shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions.
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
Our comparable store net sales are defined as net sales from our physical stores open on a daily basis combined with net sales from our e-com website compared to the same respective fiscal dates of the prior year. A remodeled, relocated or refreshed store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include net sales from our e-com website as part of comparable store net sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-com website to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income and e-com shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” net sales differently than we do. As a result, data in this Report regarding our comparable store net sales may not be comparable to similar data made available by other retailers.
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-com fulfillment centers, and to our e-com customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase relative to business growth. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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
Selling, General and Administrative Expenses
Our selling, general and administrative ("SG&A") expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-com receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth but will be expected to increase over time to support the needs of our company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Statements of Operations Data:
Net sales	$162,867	$159,951	$278,723	$283,588
Cost of goods sold	112,013	114,704	202,625	211,472
Rent expense, related party	934	931	1,865	1,862
Total cost of goods sold	112,947	115,635	204,490	213,334
Gross profit	49,920	44,316	74,233	70,254
Selling, general and administrative expenses	50,648	46,868	95,616	89,934
Rent expense, related party	131	133	264	266
Total selling, general and administrative expenses	50,779	47,001	95,880	90,200
Operating loss	(859)	(2,685)	(21,647)	(19,946)
Other income, net	786	1,220	1,940	2,284
Loss before income taxes	(73)	(1,465)	(19,707)	(17,662)
Income tax benefit	(4)	(340)	(17)	(4,569)
Net loss	$(69)	$(1,125)	$(19,690)	$(13,093)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	71.7%	72.7%	74.6%
Rent expense, related party	0.6%	0.6%	0.7%	0.7%
Total cost of goods sold	69.3%	72.3%	73.4%	75.2%
Gross profit	30.7%	27.7%	26.6%	24.8%
Selling, general and administrative expenses	31.1%	29.3%	34.3%	31.7%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	31.2%	29.4%	34.4%	31.8%
Operating loss	(0.5)%	(1.7)%	(7.8)%	(7.0)%
Other income, net	0.5%	0.8%	0.7%	0.8%
Loss before income taxes	(0.0)%	(0.9)%	(7.1)%	(6.2)%
Income tax benefit	(0.0)%	(0.2)%	(0.0)%	(1.6)%
Net loss	(0.0)%	(0.7)%	(7.1)%	(4.6)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating Data:
Stores operating at end of period	247	246	247	246
Comparable store net sales change (1)	(7.8)%	(8.5)%	(8.4)%	(12.7)%
Total square feet at end of period (in '000s)	1,791	1,792	1,791	1,792
Average net sales per physical store (in '000s) (2)	$537	$522	$910	$915
Average net sales per square foot (2)	$74	$72	$125	$125
E-com net sales (in '000s) (3)	$30,533	$30,151	$53,567	$55,970
E-com net sales as a percentage of net sales	18.7%	18.9%	19.2%	19.7%
(1)Our comparable store net sales are defined as sales from our physical stores open on a daily basis combined with net sales from our e-com website compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-com website as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-com website to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income, and e-com shipping and handling fee revenue.
(2)The number of stores and the amount of square footage reflect the number of days during the period that stores were open. E-com net sales, e-com shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per retail store and average net sales per square foot.
(3)E-com net sales include e-com net sales and e-com shipping and handling fee revenue.
Second Quarter (13 Weeks) Ended August 3, 2024 Compared to Second Quarter (13 Weeks) Ended July 29, 2023
Net Sales
Total net sales were $162.9 million, an increase of $2.9 million, or 1.8%, compared to $160.0 million last year, primarily due to the calendar shift impact of last year's 53rd week in the retail calendar, which caused a portion of the back-to-school season's sales volume to shift into the latter stages of the second quarter this year from the beginning of the third quarter last year. Total comparable net sales, including both physical stores and e-com, decreased by 7.8% relative to the shifted 13-week period ended August 5, 2023.
•Net sales from physical stores were $132.3 million, an increase of $2.5 million or 2.0%, compared to $129.8 million last year, with a comparable store net sales decrease of 7.9%. Net sales from physical stores represented 81.3% of total net sales this year compared to 81.1% total net sales last year. We ended the second quarter with 247 total stores compared to 246 total stores at the end of the second quarter last year.
•E-com net sales were $30.5 million, an increase of $0.4 million or 1.3%, compared to $30.2 million last year. E-com net sales represented 18.7% of total net sales this year compared to 18.9% of total net sales last year.
Gross Profit
Gross profit was $49.9 million, or 30.7% of net sales, compared to $44.3 million, or 27.7% of net sales, last year. Product margins improved by 270 basis points primarily due to the combination of improved initial markups and lower total markdowns. Buying, distribution, and occupancy costs improved by 30 basis points collectively, primarily due to carrying these costs against a higher level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $50.8 million or 31.2% of net sales, compared to $47.0 million, or 29.4% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.7%	$1.5	Increase in store payroll and related benefits.
0.4%	0.7	Increase in digital marketing expenses.
0.3%	0.6	Increase in software as a service expenses.
0.2%	0.5	Increase in corporate payroll and related benefits.
0.2%	0.5	Net change from all other SG&A expenses.
1.8%	$3.8	Total

Operating Loss
Operating loss was $0.9 million, or 0.5% of net sales, compared to an operating loss of $2.7 million, or 1.7% of net sales, last year primarily as a result of the combination of the factors noted above.
Pre-Tax Loss
Pre-tax loss was $0.1 million, or approximately 0.0% of net sales, compared to a pre-tax loss of $1.5 million, or 0.9% of net sales, last year.
Income Tax Benefit
Income tax benefit was $4.5 thousand, or 6.2% of pre-tax loss, compared to an income tax benefit of $0.3 million, or 23.2% of pre-tax loss, last year. The decrease in this quarter's effective income tax rate was due to an immaterial state tax benefit arising in a quarter with a nearly break-even pre-tax loss.
Net Loss and Loss Per Share
Net loss was $0.1 million, or $0.00 net loss per share, compared to a net loss of $1.1 million, or $0.04 net loss per share, last year.
First Half (26 Weeks) Ended August 3, 2024 Compared to First Half (26 Weeks) Ended July 29, 2023
Net Sales
Total net sales were $278.7 million, a decrease of $4.9 million, or 1.7%, compared to $283.6 million last year, primarily due to a decline in comparable net sales partially offset by the calendar shift impact of last year's 53rd week in the retail calendar, which caused a portion of the back-to-school season's sales volume to shift into the second quarter this year from the beginning of the third quarter last year. Total comparable net sales, including both physical stores and e-com, decreased by 8.4% relative to the shifted 26-week period ended August 5, 2023.
•Net sales from physical stores were $225.2 million, a decrease of $2.5 million or 1.1%, compared to $227.6 million last year, with a comparable store net sales decrease of 8.2%. Net sales from physical stores represented 80.8% of total net sales this year compared to 80.3% total net sales last year.
•E-com net sales were $53.6 million, a decrease of $2.4 million or 4.3%, compared to $56.0 million last year. E-com net sales represented 19.2% of total net sales this year compared to 19.7% of total net sales last year.
Gross Profit
Gross profit was $74.2 million, or 26.6% of net sales, compared to $70.3 million, or 24.8% of net sales, last year. Product margins improved by 210 basis points primarily due to the combination of improved initial markups and lower total markdowns. Buying, distribution, and occupancy costs deleveraged by 30 basis points collectively, despite being $0.6 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $95.9 million or 34.4% of net sales, compared to $90.2 million, or 31.8% of net sales, last year. The primary components of the SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.2%	$2.5	Increase in store payroll and related benefits.
0.6%	1.5	Increase in non-cash store asset impairment charges.
0.4%	1.0	Increase in corporate payroll and related benefits.
0.3%	0.9	Increase in software as a service expenses.
0.1%	(0.2)	Net change from all other SG&A expenses.
2.6%	$5.7	Total
Operating Loss
Operating loss was $21.6 million, or 7.8% of net sales, compared to an operating loss of $19.9 million, or 7.0% of net sales, last year primarily as a result of the combination of the factors noted above.
Pre-Tax Loss
Pre-tax loss was $19.7 million, or 7.1% of net sales, compared to a pre-tax loss of $17.7 million, or 6.2% of net sales, last year.

Income Tax Benefit
Income tax benefit was $17.2 thousand, or 0.1% of pre-tax loss, compared to an income tax benefit of $4.6 million, or 25.9% of pre-tax loss, last year. The decrease in this year's effective income tax rate was primarily attributable to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Net Loss Per Share
Net loss was $19.7 million, or $0.66 net loss per share, compared to a net loss of $13.1 million, or $0.44 net loss per share, last year.
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
Working Capital
Working capital at August 3, 2024, was $51.4 million compared to $71.5 million at February 3, 2024, a decrease of $20.1 million. The primary changes in our working capital during the first half of fiscal 2024 were as follows:

$ millions	Description
$71.5	Working capital at February 3, 2024
(18.4)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net sales.
(6.9)	Decrease primarily due to an increase in accrued expenses.
7.2	Increase in credit and debit card receivables.
3.4	Increase in merchandise inventories, net of accounts payable.
(5.4)	Net change from all other changes in current assets and current liabilities.
$51.4	Working capital at August 3, 2024
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks ended August 3, 2024 compared to the twenty-six weeks ended July 29, 2023 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Net cash used in operating activities	$(15,203)	$(3,899)
Net cash provided by (used in) investing activities	4,631	(15,133)
Net cash provided by financing activities	294	84
Net change in cash and cash equivalents	$(10,278)	$(18,948)
Net Cash Used in Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $15.2 million this year compared to $3.9 million last year. The $11.3 million increase in net cash used in operating activities compared to last year was primarily due to lower net sales.

Net Cash Provided by (Used in) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $4.6 million this year compared to net cash used of $15.1 million last year. Net cash provided by investing activities in the first half of fiscal 2024 consisted of maturities of marketable securities of $48.5 million, partially offset by purchases of marketable securities of $39.3 million and capital expenditures totaling $4.6 million. Net cash used in investing activities in the first half of fiscal 2023 consisted of purchases of marketable securities of $53.9 million and capital expenditures totaling $6.3 million, partially offset by maturities of marketable securities of $45.1 million.
Net Cash Provided by Financing Activities
Financing activities primarily consist of proceeds from employee exercises of stock options.
Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. The Revolving Facility matures on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of August 3, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
Contractual Obligations
As of August 3, 2024, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 3, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 3, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the twenty-six weeks ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the quarterly period ended August 3, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	September 6, 2024	/s/ Hezy Shaked
Hezy Shaked
Executive Chairman, Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 6, 2024	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)