Form 10-Q
period 2024-11-02
TILLY'S, INC.
filed 2024-12-06
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
As of December 4, 2024, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,845,799
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended November 2, 2024

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,407	$47,027	$44,425
Marketable securities	25,321	48,021	49,523
Receivables	6,136	5,947	7,118
Merchandise inventories	92,481	63,159	82,753
Prepaid expenses and other current assets	11,781	11,905	11,816
Total current assets	162,126	176,059	195,635
Operating lease assets	181,117	203,825	216,205
Property and equipment, net	42,603	48,063	49,220
Deferred tax assets, net	—	—	13,229
Other assets	1,424	1,598	1,685
TOTAL ASSETS	$387,270	$429,545	$475,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,577	$14,506	$27,025
Accrued expenses	12,771	13,063	14,688
Deferred revenue	13,333	14,957	13,520
Accrued compensation and benefits	8,127	9,902	10,590
Current portion of operating lease liabilities	49,944	48,672	50,063
Current portion of operating lease liabilities, related party	3,345	3,121	3,048
Other liabilities	210	336	330
Total current liabilities	120,307	104,557	119,264
Noncurrent portion of operating lease liabilities	135,724	160,531	171,388
Noncurrent portion of operating lease liabilities, related party	16,736	19,267	20,081
Other liabilities	192	321	391
Total long-term liabilities	152,652	180,119	191,860
Total liabilities	272,959	284,676	311,124
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,846, 22,714 and 22,668 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	174,516	172,478	171,754
Accumulated deficit	(60,527)	(27,962)	(7,410)
Accumulated other comprehensive income	292	323	476
Total stockholders’ equity	114,311	144,869	164,850
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,270	$429,545	$475,974

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$143,442	$166,475	$422,165	$450,063

Cost of goods sold (includes buying, distribution, and occupancy costs)	105,314	116,825	307,939	328,297
Rent expense, related party	931	931	2,796	2,793
Total cost of goods sold (includes buying, distribution, and occupancy costs)	106,245	117,756	310,735	331,090
Gross profit	37,197	48,719	111,430	118,973

Selling, general and administrative expenses	51,118	51,101	146,734	141,035
Rent expense, related party	133	134	397	400
Total selling, general, and administrative expenses	51,251	51,235	147,131	141,435

Operating loss	(14,054)	(2,516)	(35,701)	(22,462)
Other income, net	1,174	1,341	3,114	3,625
Loss before income taxes	(12,880)	(1,175)	(32,587)	(18,837)
Income tax benefit	(5)	(328)	(22)	(4,897)
Net loss	$(12,875)	$(847)	$(32,565)	$(13,940)
Basic net loss per share of Class A and Class B common stock	$(0.43)	$(0.03)	$(1.08)	$(0.47)
Diluted net loss per share of Class A and Class B common stock	$(0.43)	$(0.03)	$(1.08)	$(0.47)
Weighted average basic shares outstanding	30,060	29,872	30,017	29,834
Weighted average diluted shares outstanding	30,060	29,872	30,017	29,834
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss	$(12,875)	$(847)	$(32,565)	$(13,940)
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(164)	223	(31)	271
Other comprehensive (loss) income, net of tax	(164)	223	(31)	271
Comprehensive loss	$(13,039)	$(624)	$(32,596)	$(13,669)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773
Net loss	—	—	—	—	(12,875)	—	(12,875)
Share-based compensation expense	—	—	—	577	—	—	577
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(164)	(164)
Balance at November 2, 2024	22,846	7,306	$30	$174,516	$(60,527)	$292	$114,311

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 29, 2023	22,654	7,306	$30	$171,195	$(6,563)	$253	$164,915
Net loss	—	—	—	—	(847)	—	(847)
Restricted stock forfeited	(17)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	606	—	—	606
Employee stock option exercises	31	—	—	126	—	—	126
Taxes paid on short-swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	223	223
Balance at October 28, 2023	22,668	7,306	$30	$171,754	$(7,410)	$476	$164,850
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(32,565)	—	(32,565)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,744	—	—	1,744
Employee stock option exercises	71	—	—	294	—	—	294
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(31)	(31)
Balance at November 2, 2024	22,846	7,306	$30	$174,516	$(60,527)	$292	$114,311

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(13,940)	—	(13,940)
Restricted stock, net of forfeitures	57	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,684	—	—	1,684
Employee stock option exercises	49	—	—	210	—	—	210
Taxes paid on short-swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	271	271
Balance at October 28, 2024	22,668	7,306	$30	$171,754	$(7,410)	$476	$164,850

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net loss	$(32,565)	$(13,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,586	9,547
Share-based compensation expense	1,744	1,684
Impairment of assets	3,605	2,631
(Gain) loss on disposal of assets	(45)	2
Gain on maturities of marketable securities	(1,449)	(1,156)
Deferred income taxes	—	(4,732)
Changes in operating assets and liabilities:
Receivables	611	4,196
Merchandise inventories	(29,322)	(20,636)
Prepaid expenses and other assets	900	5,980
Accounts payable	18,047	11,033
Accrued expenses	(159)	106
Accrued compensation and benefits	(1,775)	2,407
Operating lease liabilities	(5,422)	(4,545)
Deferred revenue	(1,624)	(2,583)
Other liabilities	(335)	(452)
Net cash used in operating activities	(38,203)	(10,458)

Cash flows from investing activities:
Purchases of marketable securities	(59,557)	(88,146)
Purchases of property and equipment	(6,678)	(10,543)
Proceeds from maturities of marketable securities	83,500	80,000
Proceeds from sale of property and equipment	24	9
Net cash provided by (used in) investing activities	17,289	(18,680)

Cash flows from financing activities:
Taxes paid on short-swing profits disgorgement payment	—	(173)
Proceeds from exercise of stock options	294	210
Net cash provided by financing activities	294	37

Change in cash and cash equivalents	(20,620)	(29,101)
Cash and cash equivalents, beginning of period	47,027	73,526
Cash and cash equivalents, end of period	$26,407	$44,425

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$71	$(6,429)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$953	$2,022
Operating lease liabilities arising from obtaining operating lease assets	$19,431	$44,246

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 246 stores, in 33 states as of November 2, 2024. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended November 2, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 ("fiscal 2023").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2024 refer to the fiscal year ending February 1, 2025. References to the fiscal quarters or first nine months ended November 2, 2024 and October 28, 2023 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Retail stores	$111,253	$132,431	$336,409	$360,050
E-com	32,189	34,044	85,756	90,013
Total net sales	$143,442	$166,475	$422,165	$450,063
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Mens	35%	35%	34%	35%
Womens	25%	25%	29%	28%
Accessories	19%	19%	16%	17%
Footwear	12%	11%	12%	12%
Boys	5%	5%	5%	4%
Girls	4%	5%	4%	4%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Third-party	68%	69%	67%	68%
Proprietary	32%	31%	33%	32%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of November 2, 2024, February 3, 2024 and October 28, 2023, our reserve for sales returns was $1.2 million, $1.3 million and $1.5 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.6 million, $10.2 million and $8.8 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.0 million and $2.3 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively. For the thirteen weeks ended November 2, 2024 and October 28, 2023, the opening gift card balance was $8.8 million and $9.2 million, respectively, of which $0.5 million and $0.7 million, respectively, were recognized as revenue during these periods. Revenue recognized from gift cards was $7.2 million and $8.6 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the opening gift card balance was $10.2 million and $11.1 million, respectively, of which $3.3 million and $4.1 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.7 million as of November 2, 2024, February 3, 2024 and October 28, 2023. The

value of points redeemed through our loyalty program was $1.7 million and $2.1 million for the thirteen-weeks ended November 2, 2024 and October 28, 2023, respectively. For the thirteen weeks ended November 2, 2024 and October 28, 2023, the opening loyalty program balance was $4.8 million and $4.8 million, respectively, of which $1.7 million was recognized as revenue during both of these periods. The value of points redeemed through our loyalty program was $5.4 million and $5.8 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. For the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the opening loyalty program balance was $4.7 million and $5.0 million, respectively, of which $3.6 million and $4.0 million, respectively, were recognized as revenue during these periods.
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
At November 2, 2024, February 3, 2024 and October 28, 2023, property and equipment consisted of the following (in thousands):

	November 2, 2024	February 3, 2024	October 28, 2023
Leasehold improvements	$160,152	$160,572	$160,072
Computer hardware and software	51,653	47,003	46,292
Furniture and fixtures	46,370	46,747	47,216
Machinery and equipment	34,663	34,693	34,546
Vehicles	2,265	2,508	2,497
Construction in progress	3,967	4,638	6,156
Property and equipment, gross	299,070	296,161	296,779
Accumulated depreciation	(256,467)	(248,098)	(247,559)
Property and equipment, net	$42,603	$48,063	$49,220
Depreciation expense related to property and equipment was $3.3 million and $3.1 million for the thirteen-weeks ended November 2, 2024 and October 28, 2023, respectively. Depreciation expense related to property and equipment was $9.6 million and $9.5 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.
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

We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023 we incurred rent expense of $0.5 million and $1.6 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023 we incurred rent expense of $0.2 million and $0.5 million, respectively, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023 we incurred rent expense of $0.4 million and $1.1 million, respectively, related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended November 2, 2024 and October 28, 2023 we recorded sublease income of $23.4 thousand and $22.3 thousand, respectively, related to this lease. During the thirty-nine week periods ended November 2, 2024 and October 28, 2023 we recorded sublease income of $70.1 thousand and $66.8 thousand, respectively. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of November 2, 2024 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2024	$1,043	$16,819	$17,862	$24
2025	4,244	57,408	61,652	99
2026	4,411	41,765	46,176	105
2027	4,167	33,314	37,481	—
2028	2,251	23,461	25,712	—
Thereafter	7,073	48,346	55,419	—
Total minimum lease payments	23,189	221,113	244,302	228
Less: Amount representing interest	3,108	35,445	38,553	—
Present value of operating lease liabilities	$20,081	$185,668	$205,749	$228

As of November 2, 2024, additional operating lease liabilities that had not yet commenced were $1.2 million.

Lease expense for the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023 was as follows (in thousands):

	Thirteen Weeks Ended
	November 2, 2024			October 28, 2023
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,827	$360	$17,187	$16,748	$350	$17,098
Variable lease expense	3,396	15	3,411	4,409	16	4,425
Total lease expense	$20,223	$375	$20,598	$21,157	$366	$21,523

	Thirty-Nine Weeks Ended
	November 2, 2024			October 28, 2023
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$50,077	$1,074	$51,151	$48,205	$1,044	$49,249
Variable lease expense	11,100	34	11,134	15,096	55	15,151
Total lease expense	$61,177	$1,108	$62,285	$63,301	$1,099	$64,400
Supplemental lease information for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 was as follows:

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$55,024	$53,660
Weighted average remaining lease term (in years)	5.1 years	5.5 years
Weighted average interest rate (1)	6.67%	6.60%
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
Income Taxes
Our effective income tax rate was 0.1% of pre-tax loss, compared to 26.0% of pre-tax loss, for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. Our effective income tax rate was significantly different than the statutory tax rate due to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
New Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU No. 2023-07"), Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This new standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
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

The following table summarizes our investments in marketable securities at November 2, 2024, February 3, 2024 and October 28, 2023 (in thousands):

	November 2, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$19,571	$231	$—	$19,802
Fixed income securities	5,519	—	—	5,519
Total marketable securities	$25,090	$231	$—	$25,321

	February 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,072	$438	$—	$44,510
Fixed income securities	3,511	—	—	3,511
Total marketable securities	$47,583	$438	$—	$48,021

	October 28, 2023
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$48,874	$649	$—	$49,523
Total marketable securities	$48,874	$649	$—	$49,523
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023. Upon recognition of the gains, we reclassified these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gains on investments	$573	$442	$1,501	$1,158
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
As of November 2, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
As of November 2, 2024, February 3, 2024 and October 28, 2023, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 2, 2024			February 3, 2024			October 28, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$15,484	$—	$—	$45,672	$—	$—	$42,544	$—	$—
Commercial paper	—	9,980	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	$—	$19,802	$—	$—	$44,510	$—	$—	$49,523	$—
(1) Excludes cash of $0.9 million, $1.4 million and $1.9 million as of November 2, 2024, February 3, 2024 and October 28, 2023, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $3.6 million and $2.6 million in the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
	($ in thousands)
Carrying value of assets with impairment	$7,711	$4,415	$16,941	$5,572
Fair value of assets impaired	$6,605	$2,740	$13,336	$2,941
Number of stores tested for impairment	62	39	65	41
Number of stores with impairment	16	11	29	21
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of November 2, 2024, there were 996,467 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirty-nine weeks ended November 2, 2024 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 3, 2024	2,447,247	$8.34
Granted	536,000	$6.66
Exercised	(71,066)	$4.13
Forfeited	(69,625)	$7.29
Expired	(444,005)	$10.37
Outstanding at November 2, 2024	2,398,551	$7.75	7.5	$—
Exercisable at November 2, 2024	1,103,301	$8.54	5.9	$—
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $3.94 at November 2, 2024.
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
The fair values of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted average grant-date fair value per option granted	$2.62	$—	$3.63	$3.50
Expected option term (1)	5.4 years	—	5.6 years	5.5 years
Weighted average expected volatility factor (2)	55.3%	—%	54.8%	56.3%
Weighted average risk-free interest rate (3)	3.5%	—%	4.3%	4.0%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
(4)We do not currently have a dividend policy, and we do not currently anticipate paying any cash dividends on our common stock at this time. In compliance with our Credit Agreement, we were prohibited from declaring or paying any cash dividends prior to April 27, 2024.
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

The following table summarizes the status of non-vested restricted stock as of November 2, 2024, and the changes since February 3, 2024:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 3, 2024	87,525	$6.86
Granted	61,184	5.23
Vested	(56,990)	7.02
Nonvested at November 2, 2024	91,719	$5.67
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of goods sold	$77	$82	$254	$206
Selling, general, and administrative	500	524	1,490	1,478
Total share-based compensation	$577	$606	$1,744	$1,684
At November 2, 2024, there was $4.4 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.5 years.
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net loss	$(12,875)	$(847)	$(32,565)	$(13,940)
Weighted average basic shares outstanding	30,060	29,872	30,017	29,834
Dilutive effect of in-the-money stock options and RSAs	—	—	—	—
Weighted average shares for diluted net loss per share	30,060	29,872	30,017	29,834
Basic net loss per share of Class A and Class B common stock	$(0.43)	$(0.03)	$(1.08)	$(0.47)
Diluted net loss per share of Class A and Class B common stock	$(0.43)	$(0.03)	$(1.08)	$(0.47)

The following stock options and restricted stock have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stock options	2,151	2,098	2,149	2,103
Restricted stock	31	—	—	—
Total	2,182	2,098	2,149	2,103

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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of November 2, 2024, we operated 246 stores in 33 states, averaging approximately 7,236 square feet per store, compared to 249 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
Known or Anticipated Trends
Economic Trends
We believe inflation, including elevated fuel costs, increased levels of credit card debt with higher interest rates, and multi-year lows in consumer savings has had, and is likely to continue to have, a significant, adverse impact on our consumers' spending and, by extension, our operating results. Inflation has also resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll related expenses represented approximately 46% of our total selling, general and administrative expenses in the first nine months of fiscal 2024. Our average hourly rate for store payroll in the first nine months of fiscal 2024 was 31% higher than in the pre-pandemic year of fiscal 2019 and 4% higher than in the first nine months of fiscal 2023. Minimum wage increases are estimated to cost us an additional $2 million during fiscal 2024 compared to fiscal 2023. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2024 and 2025, particularly if the broader economy is negatively impacted by recessionary impacts for an extended period of time.
Fiscal 2024 Fourth Quarter Store Opening and Closing Plans
During the fourth quarter of fiscal 2024, the Company opened three new stores during November and currently expects to close 10 predominantly underperforming stores near the end of the fiscal year upon lease expiration.
Fiscal 2025 Preliminary Capital Expenditure Plans
During fiscal 2025, we currently expect that our total capital expenditures will be in the range of approximately $10 million to $15 million for a limited number of new store openings and upgrades to certain store, online and infrastructure technologies.
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Statements of Operations Data:
Net sales	$143,442	$166,475	$422,165	$450,063
Cost of goods sold	105,314	116,825	307,939	328,297
Rent expense, related party	931	931	2,796	2,793
Total cost of goods sold	106,245	117,756	310,735	331,090
Gross profit	37,197	48,719	111,430	118,973
Selling, general and administrative expenses	51,118	51,101	146,734	141,035
Rent expense, related party	133	134	397	400
Total selling, general and administrative expenses	51,251	51,235	147,131	141,435
Operating loss	(14,054)	(2,516)	(35,701)	(22,462)
Other income, net	1,174	1,341	3,114	3,625
Loss before income taxes	(12,880)	(1,175)	(32,587)	(18,837)
Income tax benefit	(5)	(328)	(22)	(4,897)
Net loss	$(12,875)	$(847)	$(32,565)	$(13,940)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.4%	70.2%	72.9%	72.9%
Rent expense, related party	0.6%	0.6%	0.7%	0.6%
Total cost of goods sold	74.1%	70.7%	73.6%	73.6%
Gross profit	25.9%	29.3%	26.4%	26.4%
Selling, general and administrative expenses	35.6%	30.7%	34.8%	31.3%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	35.7%	30.8%	34.9%	31.4%
Operating loss	(9.8)%	(1.5)%	(8.5)%	(5.0)%
Other income, net	0.8%	0.8%	0.7%	0.8%
Loss before income taxes	(9.0)%	(0.7)%	(7.7)%	(4.2)%
Income tax benefit	(0.0)%	(0.2)%	(0.0)%	(1.1)%
Net loss	(9.0)%	(0.5)%	(7.7)%	(3.1)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating Data:
Stores operating at end of period	246	249	246	249
Comparable store net sales change (1)	(3.4)%	(9.0)%	(6.8)%	(11.3)%
Total square feet at end of period (in '000s)	1,780	1,810	1,780	1,810
Average net sales per physical store (in '000s) (2)	$451	$534	$1,360	$1,449
Average net sales per square foot (2)	$62	$73	$188	$199
E-com net sales (in '000s) (3)	$32,189	$34,044	$85,756	$90,013
E-com net sales as a percentage of net sales	22.4%	20.4%	20.3%	20.0%
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
Third Quarter (13 Weeks) Ended November 2, 2024 Compared to Third Quarter (13 Weeks) Ended October 28, 2023
Net Sales
Total net sales were $143.4 million, a decrease of 13.8%. This decrease was primarily attributable to the calendar shift impact of last year's 53rd week in the retail calendar, which caused a portion of the back-to-school season's sales volume to shift into the second quarter this year from the third quarter last year, resulting in a net sales reduction of $18.4 million in this year's third quarter. Total comparable net sales, including both physical stores and e-com, decreased by 3.4% relative to the comparable 13-week period ended November 4, 2023.
•Net sales from physical stores were $111.3 million, a decrease of 16.0%. Comparable store net sales decreased 5.6% relative to the comparable 13-week period ended November 4, 2023. Net sales from physical stores represented 77.6% of total net sales this year compared to 79.6% total net sales last year. We ended the third quarter with 246 total stores compared to 249 total stores at the end of the third quarter last year.
•E-com net sales were $32.2 million, a decrease of 5.4%. E-com net sales increased 4.9% relative to the comparable 13-week period ended November 4, 2023. E-com net sales represented 22.4% of total net sales this year compared to 20.4% of total net sales last year.
Gross Profit
Gross profit was $37.2 million, or 25.9% of net sales, compared to $48.7 million, or 29.3% of net sales, last year. Product margins were within 10 basis points of last year's third quarter. Buying, distribution, and occupancy costs deleveraged by 320 basis points collectively, despite being $0.7 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $51.3 million, or 35.7% of net sales, compared to $51.2 million, or 30.8% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.9%	$1.1	Increase in e-commerce fulfillment expenses.
1.6%	(0.9)	Decrease in store payroll and related benefits.
(0.2)%	(0.6)	Decrease in non-cash store asset impairment charges.
2.7%	0.5	Net change from all other SG&A expenses.
5.0%	$0.1	Total

Operating Loss
Operating loss was $14.1 million, or 9.8% of net sales, compared to $2.5 million, or 1.5% of net sales, last year primarily as a result of the combination of the factors noted above.
Pre-Tax Loss
Pre-tax loss was $12.9 million, or 9.0% of net sales, compared to $1.2 million, or 0.7% of net sales, last year.
Income Tax Benefit
Income tax benefit was $5.0 thousand, or 0.0% of pre-tax loss, compared to $0.3 million, or 28.0% of pre-tax loss, last year. The decrease in the effective income tax rate was due to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Loss Per Share
Net loss was $12.9 million, or $0.43 net loss per share, compared to $0.8 million, or $0.03 net loss per share, last year.
39 Weeks Ended November 2, 2024 Compared to 39 Weeks Ended October 28, 2023
Net Sales
Total net sales were $422.2 million, a decrease of 6.2%. Total comparable net sales, including both physical stores and e-com, decreased by 6.8% relative to the comparable 39-week period ended November 4, 2023.
•Net sales from physical stores were $336.4 million, a decrease 6.6%. Comparable store net sales decreased 7.4% relative to the comparable 39-week period ended November 4, 2023. Net sales from physical stores represented 79.7% of total net sales this year compared to 80.0% total net sales last year.
•E-com net sales were $85.8 million, a decrease 4.7%. E-com net sales decreased 4.6% relative to the comparable 39-week period ended November 4, 2023. E-com net sales represented 20.3% of total net sales this year compared to 20.0% of total net sales last year.
Gross Profit
Gross profit was $111.4 million, or 26.4% of net sales, compared to $119.0 million, or 26.4% of net sales, last year. Product margins improved by 130 basis points, primarily due to the combination of improved initial markups and lower total markdowns. Buying, distribution, and occupancy costs deleveraged by 140 basis points collectively, despite being $1.3 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $147.1 million, or 34.9% of net sales, compared to $141.4 million, or 31.4% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
1.4%	$1.6	Increase in store payroll and related benefits.
0.4%	1.4	Increase in software as a service expenses.
0.6%	1.2	Increase in corporate payroll and related benefits.
0.3%	1.0	Increase in e-commerce fulfillment expenses.
0.3%	1.0	Increase in non-cash store asset impairment charges.
0.4%	(0.5)	Net change from all other SG&A expenses.
3.4%	$5.7	Total
Operating Loss
Operating loss was $35.7 million, or 8.5% of net sales, compared to $22.5 million, or 5.0% of net sales, last year primarily as a result of the combination of the factors noted above.
Pre-Tax Loss
Pre-tax loss was $32.6 million, or 7.7% of net sales, compared to $18.8 million, or 4.2% of net sales, last year.

Income Tax Benefit
Income tax benefit was $21.8 thousand or 0.1% of pre-tax loss, compared to $4.9 million, or 26.0% of pre-tax loss, last year. The decrease in the effective income tax rate was due to the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Net Loss Per Share
Net loss was $32.6 million, or $1.08 net loss per share, compared to $13.9 million, or $0.47 net loss per share, last year.
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
Working Capital
Working capital at November 2, 2024, was $41.8 million compared to $71.5 million at February 3, 2024, a decrease of $29.7 million. The primary changes in our working capital during the first three quarters of fiscal 2024 were as follows:

$ millions	Description
$71.5	Working capital at February 3, 2024
(43.3)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net sales.
11.3	Increase in merchandise inventories, net of accounts payable.
2.3	Net change from all other changes in current assets and current liabilities.
$41.8	Working capital at November 2, 2024
Cash Flow Analysis
A summary of operating, investing and financing activities for the 39 weeks ended November 2, 2024 compared to the 39 weeks ended October 28, 2023 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net cash used in operating activities	$(38,203)	$(10,458)
Net cash provided by (used in) investing activities	17,289	(18,680)
Net cash provided by financing activities	294	37
Net change in cash and cash equivalents	$(20,620)	$(29,101)
Net Cash Used in Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $38.2 million this year compared to $10.5 million last year. The $27.7 million increase in net cash used in operating activities compared to last year was primarily due to lower net sales.
Net Cash Provided by (Used in) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $17.3 million this year compared to net cash used of $18.7 million last year. Net cash provided by investing activities in the first three quarters of fiscal 2024 consisted of maturities of marketable securities of

$83.5 million, partially offset by purchases of marketable securities of $59.6 million and capital expenditures totaling $6.7 million. Net cash used in investing activities in the first three quarters of fiscal 2023 consisted of purchases of marketable securities of $88.1 million and capital expenditures totaling $10.5 million, partially offset by maturities of marketable securities of $80.0 million.
Net Cash Provided by Financing Activities
Financing activities primarily consist of proceeds from employee exercises of stock options. The prior year proceeds from exercise of stock options were partially offset by taxes paid on a short-swing profit disgorgement payment made to us last year.
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
As of November 2, 2024, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
Contractual Obligations
As of November 2, 2024, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 2, 2024, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 2, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended November 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the quarterly period ended November 2, 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K
Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1#
Confidential Separation Agreement and General Release, dated as of November 12, 2024, by and between Tilly's, Inc. and Laura Janney (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed by the Company on November 15, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	December 6, 2024	/s/ Hezy Shaked
Hezy Shaked
Co-Founder, Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 6, 2024	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)