Form 10-K
period 2025-02-01
TILLY'S, INC.
filed 2025-04-10
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of August 2, 2024, the last trading day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $118,072,516 based on the closing price of the registrant's common stock of $5.25 per share.
As of April 4, 2025, the registrant had 22,845,799 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders anticipated to be held June 11, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

Forward-Looking Statements
This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical or current fact included in this Report are forward-looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenues, comparable store sales, operating income, earnings per share, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•Our recent history of operating losses, and our potential need to commence borrowing under our credit facility and/or to acquire additional liquidity;
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
•our ability to effectively manage inventory levels;
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
•our ability to attract customers to our website and generate acceptable levels of return from our digital marketing efforts and other e-com growth initiatives;
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 240 stores in 33 states as of February 1, 2025. Our stores are located in malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2024" refers to the fiscal year ended February 1, 2025; "fiscal 2023" refers to the fiscal year ended February 3, 2024; and "fiscal 2022" refers to the fiscal year ended January 28, 2023.
Our Strengths
We believe that the following strengths distinguish us from our competitors:
•Destination retailer with a broad and differentiated assortment. We believe the combined depth and breadth of apparel, footwear and accessories offered at our stores exceeds the selection offered at many other specialty retailers. We offer an extensive selection of lifestyle and emerging third-party brands, as well as proprietary brands. Our merchandise includes a wide assortment of relevant brands, styles, colors, sizes, and price points to ensure our customers have a variety of choices every time they visit our stores. We offer a mix of merchandise across the apparel, footwear and accessories categories serving young men, young women, boys, and girls. We believe that by combining proven and emerging fashion trends and core style products with a vibrant blend of carefully selected music and visuals, we provide an in-store experience that is authentic, fun, and engaging for our core customers. We believe that our differentiated in-store environment, evolving selection of brands, and broader and deeper assortment positions us as a retail destination that appeals to a larger demographic than many other specialty retailers.
•Dynamic merchandise model. We believe our extensive selection of third-party and proprietary merchandise allows us to identify and offer several trends simultaneously and offer a greater range of price points. By closely monitoring trends and shipping product to our stores multiple times per week, we seek to adjust our merchandise mix based on store size and location on a frequent basis. We continuously seek to update our merchandise mix by introducing emerging brands and new merchandise from established brands. Our merchandising capabilities enable us to adjust our merchandise mix with a frequency that promotes a current look to our stores and website.
•Flexible real estate strategy across real estate venues and geographies. Historically, our stores have proven to be successful in a variety of retail centers and geographies. We operate stores in malls, lifestyle centers, power centers, community centers, outlet centers, and street-front locations across 86 markets in 33 states. We believe our historical success in operating in these different retail venues and geographies demonstrates the portability of the Tillys brand.
•Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to attempt to connect with our customers and drive traffic to our stores and online platforms. We offer an integrated digital platform for our customers to shop how and when they like, in-store, online and on their mobile device, to seek to drive meaningful connection with our customers. We regularly collaborate with our brand partners on exclusive in-store events, new customer acquisition, and contests to attempt to build credibility with our target audience and strengthen the connection between Tillys and our customers' active lifestyle. We have a customer loyalty program, “Tillys Rewards”, to regularly engage with our customers, reward our most loyal customers, and gain valuable insights. We use social media to communicate directly with our customers while also encouraging customers to interact and provide feedback on our events and products. We also partner with influencers to drive brand awareness and create excitement for new products. All of these programs are intended to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. We also seek to maintain a connection with our local communities through our various community outreach initiatives and events.
•Systems and distribution/fulfillment infrastructure. We believe our existing distribution and fulfillment infrastructure is adequate to support our business for the next few years. Our distribution center allows us to quickly sort and process merchandise and deliver it to our stores in a floor-ready format for immediate display. We also have a dedicated e-com fulfillment center to serve our customers' online orders in an efficient manner. During fiscal 2024, we completed an upgrade of our warehouse management systems with the goal of improving distribution efficiencies in support of our business.
•Experienced management team. Our senior management team, led by Hezy Shaked and Michael Henry, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Shaked, our Co-Founder, Executive Chairman of the Board of Directors, President and Chief Executive Officer, plays an important role in developing our long-term growth initiatives, driving planned improvements in our business, and cultivating our unique culture. Mr. Henry, our Executive Vice President and Chief Financial Officer, has over 20 years of specialty retail industry experience.
Key Operating Strategies
Despite our recent operating challenges, we continue to believe in the following strategies to drive long-term sales growth and a return to profitability, including:
•Drive Comparable Store Sales Improvement. We seek to maximize our comparable store sales by working to offer new, on-trend and relevant merchandise, including exclusive and proprietary branded merchandise, across a broad assortment of categories, increasing our brand awareness through our multi-pronged marketing approach, providing an authentic in-store and online experience for our core customers, and maintaining a high level of customer service. We continue to seek new opportunities to enhance our loyalty program to further reward our most loyal customers. We believe the combination of these factors, together with the operating strategies described below, give us an opportunity to improve our comparable store sales results over time.
•Increase Our Operating Margins. We believe we have the opportunity to drive operating margin expansion through net sales growth, store unit growth, improving product margins, and continued process improvements over time. We believe comparable store sales increases would permit us to generate more favorable buying costs from larger volume purchases, and better leverage largely fixed occupancy costs, labor costs for store management and corporate overhead, as well as the fixed portion of shipping and handling costs over higher sales volumes. In addition, we expect to improve operating efficiencies over time by leveraging previous investments in infrastructure, including our dedicated fulfillment center for e-com, upgraded warehouse management systems, website and mobile app, and in-store point-of-sale system. We will also continue to use established business processes to attempt to identify and execute initiatives focused on lowering our unit costs and improving operational efficiency throughout our organization.
•Growth Opportunity in E-Com. Our e-com net sales represented approximately 22%, 22% and 21% of our total net sales in fiscal 2024, 2023, and 2022, respectively. We believe that continued growth opportunities exist within the online portion of our business and, relative to fiscal 2024, we believe it has potential to grow as a percentage of total net sales in the future. We believe our e-com platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time. Our goal is to provide our customers with a seamless shopping experience. Our e-com platform allows us to reach new customers and build our brand in markets where we currently do not have stores. For example, we generate e-com sales in all 50 states and the District of Columbia while having physical stores in just 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us continuous opportunities to grow our e-com net sales over time. In recent years, we have invested in a new point-of-sale system and upgraded our website platform and order management system that have enhanced our omni-channel capabilities, including fulfilling e-com orders from stores, allowing customers to place orders online to pick up in-store, and ordering items in store for fulfillment by e-com. Moreover, partnerships with Afterpay, Apple, Google, Amazon, and Uber have provided our customers greater flexibility in payment options and delivery convenience, including same-day delivery or next-day delivery within certain areas. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key drivers for potential future growth include deploying targeted online and mobile marketing efforts, leveraging customer personalization to cater to individual shopping patterns, and expanding our digital capabilities to meet evolving customer needs. We also expect to continue to expand digital marketing efforts through customer loyalty programs, SMS marketing, push messaging and building brand awareness in the communities surrounding our existing stores to drive net sales growth both in stores and online.

•Improve Inventory Allocation and Management. We continually seek to improve our inventory management over time through more refined micro-merchandising tactics based on specific store and online characteristics. We regularly update individual store profiles to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates among stores and online to identify opportunities for inventory transfers to generate greater sales efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can improve our net sales results.
•Enhancing Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-com fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores, as well as shipping product from our e-com fulfillment center to our stores. We also offer buy online pick-up in store, same-day delivery, and ship-to-store ordering options from a large majority of our stores. In fiscal 2024, we upgraded our search engine quality and our mobile app (iOS and Android) to a more personalized application targeted to our most loyal customers. We believe these omni-channel capabilities and investments will drive additional traffic to our stores, increase sales opportunities with customers who come to the store to pick up their online orders, and improve our online conversion rates overall.
•Real Estate Opportunities. With 240 total stores at the end of fiscal 2024, we believe there are numerous opportunities for Tillys to continue to open new stores in the future. We currently expect to open a limited number of stores during fiscal 2025 within existing markets. We intend to continue to maintain a disciplined approach to store openings in the future by targeting existing markets with room for growth and potential new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have nearly 90 lease decisions to make during fiscal 2025, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores from time to time if we are unable to achieve acceptable lease economics through our lease negotiations with landlords.
Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear, accessories and hardgoods that best represent their active, outdoor and social lifestyles. We believe we offer a compelling selection of global, specialty and emerging brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us the opportunity to identify and address trends more quickly, and offer a greater range of price points. We offer a mix of merchandise for young men, young women, boys and girls across the apparel, footwear, accessories and hardgoods categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, swim and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, small electronics and accessories, handbags, watches, jewelry, and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows and website throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 67%, 68% and 68% of our total net sales in fiscal 2024, 2023 and 2022, respectively, with no third-party brand accounting for more than 5% of our total net sales during fiscal 2024.

Selected third-party brands (in alpha-numeric order) include:

adidas	Affliction	Asics	BDG	Billabong
Birkenstock	Brixton	Converse	CVLA	Crocs
Dickies	Dr. Martens	Ed Hardy	edikted	Ethika
Free People	Herschel Supply Co.	HUF	Jansport	Katin
Levi's	Lira	Mitchell & Ness	New Balance	Nike and Nike SB
Nixon	O'Neill	Obey	Owala	Primitive
Reebok	Rhythm	Riot Society	Rip Curl	Roxy
RVCA	Salty Crew	Santa Cruz	Seager	Sendero Provisions Co.
Stance	Stanley	The North Face	Vans	Volcom
Von Dutch	47 Brand
We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 33%, 32% and 32% of our total net sales in fiscal 2024, 2023 and 2022, respectively. In fiscal 2024, our top two selling brands overall were our proprietary RSQ brand (23% of our total net sales) and our proprietary Full Tilt brand (6% of our total net sales).
Examples of our proprietary brands, ranked by total net sales generated in fiscal 2024, include:

Denim, apparel, accessories and fragrance brand for young men, young women and kids

Apparel and accessories brand for young women and girls

Apparel brand for young women

Apparel and accessories for young women
We believe that our extensive selection of merchandise, from established global, specialty and emerging third-party brands as well as our proprietary brands, caters to a wide demographic of core customers and enhances our image as a destination for sought-after apparel, footwear, and accessories.
Merchandise Purchasing
Our merchandising team is organized by category and product type under the leadership of our Senior Vice President, General Merchandise Manager, a technical design and fashion trend team, buyers, associate buyers and assistant buyers. We believe our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers is key to creating opportunities to drive net sales growth and healthy product margins for our business.
Our purchasing approach focuses on product relevance, quality, fit, availability, cost and speed of production in order to provide timely frequent delivery of merchandise to our stores. Our purchasing group and planning and allocation team are highly coordinated and maintain a disciplined buying strategy.
To ensure a relevant assortment, our teams:
•perform comprehensive analysis of sales trends for both stores and e-com;
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
We have developed and maintained strong and, in many cases, long-standing relationships with our third-party vendors and we have a history of identifying and growing with emerging brands. We believe the Tillys brand, shopping experience and core customer lifestyle is highly consistent with the image and philosophy of our key vendors. We believe this facilitates a partnership culture with our key vendors and provides us access to an extensive variety of products and styles, as well as certain merchandise that is exclusive to our stores and website. Our merchandise purchasing group also works closely with independent third parties who design and procure merchandise for our proprietary brands. Our proprietary brand capabilities enhance our ability to rapidly identify and respond to trends and consistently offer proven fashion items that provide a broader demographic appeal. We work primarily with numerous vendors based in the United States to supply us with our proprietary branded product. These vendors source from both domestic and international markets and either have their own factories or contract with owners of factories to source finished product.
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
Stores
As of February 1, 2025, we operated 240 stores in 33 states averaging approximately 7,200 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $1.8 million per store, or $247 per square foot, in fiscal 2024.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2024	2023	2022
Regional Mall	134	138	140
Off-Mall (1)	88	92	91
Outlet	18	18	18
	240	248	249
(1)Includes neighborhood and lifestyle centers, "power" centers, and street-front locations.

The table below shows the total number of stores by state as of February 1, 2025:

State	Store Count	State	Store Count	State	Store Count
Arizona	19	Michigan	1	Oklahoma	2
California	101	Minnesota	2	Oregon	4
Colorado	5	Missouri	1	Pennsylvania	4
Delaware	1	Nebraska	1	Rhode Island	2
Florida	16	New Hampshire	2	South Dakota	1
Georgia	2	Nevada	7	Tennessee	2
Illinois	7	New Jersey	6	Texas	18
Indiana	4	New Mexico	1	Utah	6
Kansas	1	New York	3	Virginia	2
Maryland	1	North Carolina	2	Washington	6
Massachusetts	5	Ohio	3	Wisconsin	2

Distinctive Store Experience
Tillys is a customer-driven lifestyle brand. We are energized and inspired by our customers’ individuality and passion for an active, outdoor and social lifestyle. We believe our stores bring these interests together in a vibrant, stimulating and authentic environment that is an extension of our customers’ multitasking lifestyles. We do this by blending the most relevant brands and styles with music videos, product-related visuals, and a dedicated team of store associates. Our associates share the same passion as our customers for the brands that we sell, enabling them to engage with our customers and make shopping at Tillys a fun, social experience. Outside of our stores, we seek to connect with our consumers using the same authentic approach, including social media, community outreach and sponsorship of contests, demonstrations, and other events. We believe the Tillys experience drives customer awareness, loyalty and repeat visits while generating excitement for our brand.
Store Openings and Closings
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2020	2	4	238
2021	9	6	241
2022	11	3	249
2023	7	8	248
2024	7	15	240
	36	36
We currently expect to open a limited number of new stores during fiscal 2025 within existing markets. We intend to continue to maintain a disciplined approach to store openings in the future by targeting existing markets with room for growth and potential new markets with high population density, clustering our stores to build better brand awareness in key markets. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We also expect to close certain stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.
Store Management, Culture and Training
We believe our ability to attract, train, retain and motivate qualified employees at all levels of our organization is an important factor in creating a positive company culture and driving results over time. Each of our stores typically operates with a three to five member store management team. In addition, each store typically has 10 or more full time equivalent store associates who reflect our customers' lifestyles and promote the Tillys brand not only inside the store, but also in their schools and communities. The number of store associates we employ generally increases during peak selling seasons, particularly the back-to-school and the winter holiday seasons.
We have developed a corporate culture that we believe empowers the individual store managers to make store-level business decisions and we reward them when they exceed sales targets. We are committed to improving the skills and careers of our workforce and providing advancement opportunities for employees. We evaluate our store associates weekly on measures such as sales per hour, units per transaction and dollars per transaction to monitor productivity, recognize top performers and identify potential training opportunities. We endeavor to design incentive programs for store associates that promote a competitive, yet fun, culture that is consistent with our image.
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
We believe Tillys is a place where people have a voice and will be heard. Accordingly, our workplace is built upon the foundation of employees with different backgrounds, communities, and points of view, yet all share the same core cultural values of working hard, giving back, and empowering others. In this regard, we aim to be a reflection of our customers, employees, and business partners.
E-Com
Our online net sales were $125 million during fiscal 2024, or 21.9% of our total net sales. We believe our digital platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time, providing our customers a seamless shopping experience. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia while having physical stores in just 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an advertising vehicle for our retail stores. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online and to our stores, including our marketing materials in our retail stores, search engine marketing, paid social media marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing, SMS marketing, and push notifications. In addition, we utilize our website to offer current information on our upcoming events, promotions and store locations.
Marketing and Advertising
Our marketing approach is designed to create an authentic connection with our customers by consistently generating excitement for our brand and the active, outdoor and social lifestyle we represent. We utilize an omni-channel marketing strategy to connect with our customers and drive traffic to our stores and online platform, comprised of the following:
•Loyalty Program. We have a customer loyalty program wherein customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns awards that may be used towards purchase of merchandise. Once an award is earned, our loyalty program allows customers to redeem their award instantly towards the purchase of merchandise or to continue to build up to additional awards over time. We currently expire unredeemed awards and accumulated partial points 365 days after the customer's purchase date on which those awards/points were earned. This program is designed to interact with our customers in a more direct and targeted manner, and to provide more insight into their shopping behaviors and preferences. We are actively engaging with customers through Tillys Rewards by offering early access to product launches, events and promotional deals to loyalty members. We are also using the data and information provided by loyalty members to personalize the experience to the user and improve the communication and offering.
•Social Media. Our customers find new brands and seasonal trends through use of social media. We create engaging and timely content across a variety of social media platforms to share the latest trends, brands, seasonal collection and trending memes to keep our audience of fans and followers engaged with our content. Our influencer strategy, in support of driving brand awareness and growth, is designed to connect customers to key styles, categories, trends and activities that is authentic to the Tillys brand.
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
•Brand Partnerships. We partner and collaborate with our vendors around exclusive events like photo opportunities, in-store performances, contests, demos, online marketing, giveaways, shopping sprees and VIP trips. We organize a variety of events, many involving influencers, musicians, and athletes. Through brand partnerships such as these, we are able to connect with and engage our customers in an exciting, authentic way. We are also partnering with brands in co-op marketing in an effort to grow awareness and increase brand sales.
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
We also operate an 81,000 square foot e-com fulfillment center in Irvine, California to process e-com orders in a highly automated environment that leverages material-handling equipment, automated systems and other technologies consistent with our current distribution facility in order to support our e-com business.
We believe our distribution and fulfillment infrastructure is adequate to support our current business needs. During fiscal 2024, we upgraded our warehouse management systems to allow for more efficient inventory management across our distribution facilities to support future growth.
Information Technology
Our information technology systems provide a full range of business process support and information to our store, merchandising, financial, real estate and other business teams. We selected, customized and integrated our information systems to enable and support our dynamic merchandise model. We believe our systems provide us with improved operational efficiencies, scalability, management control and timely reporting that provides opportunities for us to identify and quickly respond to changes in our business. We believe that our information systems are scalable, flexible and have the capacity to accommodate our current business plans.
In fiscal 2024, we further upgraded our website and mobile application to better serve our customers. Our native mobile app is available on both Android and iOS platforms, complete with full loyalty integration, Apple Pay, omni-channel functionality, and a personalized user experience. On our website, we continued to enhance the customer experience by introducing Apple Pay and Google Pay, redesigning the interface, and improving the return process. Additionally, we have upgraded all store point-of-sale hardware, bolstered internet data connectivity to ensure redundancy across all locations, and integrated new delivery methods for enhanced customer convenience. We believe that these enhancements will improve customer engagement, expand sales opportunities, improve our real-time inventory visibility and order management, facilitate seamless omni-channel execution, and enhance our ability to manage customer relationships. During fiscal 2024, we also implemented new warehouse management software that we believe will improve efficiencies across both our stores and e-com distribution operations.
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, H&M, Hollister, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, online retailers such as Shein, Revolve, Temu, and Fashion Nova, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and that target customers through catalogs, e-commerce and social media. Further, we may face new competitors and increased competition from existing competitors as we potentially expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
Competition in our sector is based, among other things, upon merchandise offerings, store location, price and the ability to identify with the customer. We believe that we have the potential to compete effectively with our competitors based on our differentiated merchandising strategy, store environment, flexible real estate strategy and company culture. However, many of our competitors are larger, have significantly more stores, and have substantially greater financial, marketing and other resources than we do. Moreover, we recognize that we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings. Our competitors can emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. For more details, see Item 1A. “Risk Factors—Risks Related to Our Business. We face intense competition in our industry and we may not be able to compete effectively.”
Trademarks
“Ambitious”, “Blue Crown”, "Destined", “Eldon”, “Full Tilt”, “If it’s not here...it’s not happening”, "Infamous", “RSQ”, "RSQ by Tillys", “RSQ Skate”, “Sky and Sparrow”, “Tilly's”, “Tilly’s Clothing & Shoes”, "Tilly's Clothing Shoes Accessories, "Tillys Home", “Vindicated”, “West of Melrose”, "2/S Tillys", and "2/Second Saturdays" and logos related to some of these names, are among our trademarks registered with the United States Patent and Trademark Office. We regard our trademarks as valuable and intend to maintain such marks and any related registrations. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States. We vigorously protect our trademarks.

Employees
As of February 1, 2025, we employed approximately 1,410 full-time and approximately 4,209 part-time employees, of which approximately 487 were employed at our corporate office and distribution facilities and approximately 5,132 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2024, varied between approximately 5,500 and 7,600 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Environmental, Social, Governance (ESG) Matters
Environmental Matters
From a merchandising perspective in fiscal 2024, we continued to maintain our sustainability program in partnership with a variety of nationally and globally recognized third-party brands. We have curated a collection of product choices that use specific sustainability features, such as recycled materials, organic cotton, and reusable products. Selected brands involved in our sustainability program partnership include, among others, HydroFlask, The North Face, Billabong, adidas, Levi’s, Brixton, RVCA, BDG, Rip Curl, Volcom, and O’Neill, as well as our own RSQ and Full Tilt proprietary brands.
From a distribution center operations perspective, substantially all purchased corrugated boxes used for shipping products from our distribution center to Tillys stores are made from previously used corrugated material. During fiscal 2024, we reused approximately 60% of those corrugated boxes for future shipping needs, and we recycled the remaining 40% of corrugated boxes. We endeavor to recycle packing material received with merchandise from our product suppliers. Our distribution centers are equipped with Design Lights Consortium classified LED lamps. Since fiscal 2023, our e-com distribution center has achieved and maintained the California Green Business Network Certification, which includes practices such as adopting energy-efficient light sensors and thermostats, implementing water fixtures with reduced water use, and enhancing recycling initiatives.
Social Matters
We support a variety of programs to assist the communities in which we operate, including but not limited to:
•We support the Tilly’s Life Center Foundation ("TLC"), a non-profit charitable organization managed by our co-founder, Tilly Levine, which seeks to empower our youth and improve their self-confidence through a variety of educational programs. Our support of TLC includes customer donations at our store registers (round-up for charity), cash donations by the Company, use of a portion of our e-com distribution center office space for their operations, and use of Company staff to aid in event planning.
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
Governance Matters
Although we are a controlled company as a result of the Company stock held by our Co-Founder, Executive Chairman and Chief Executive Officer, Hezy Shaked, six of the seven members of our Board of Directors are independent under applicable NYSE rules. Each of our Board committees (Audit, Compensation, and Nominating/Governance) are chaired by, and comprised of, only the independent members of our Board of Directors, consistent with NYSE requirements. Our Board of Directors is comprised of four individuals who self-identify as men and three individuals who self-identify as women.
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
Risks Related to our Business
We have a recent history of operating losses, and if we are unable to improve our performance or return to profitability, we may need to begin borrowing under our credit facility to finance operations and/or find additional sources of liquidity to meet our cash requirements.
We incurred net losses in fiscal 2024 and 2023. If we continue to incur significant operating losses, we may need to begin borrowing to finance our day-to-day operations and/or require additional sources of liquidity, including debt financing or equity financing to fund our operating requirements in the future. We cannot guarantee you that we will be successful in improving our performance or, if we are able to do so, that we would be able to maintain profitability, including as a result of the factors described herein. If we require additional funding to meet our cash flow needs, we may be required to obtain such funding through, among other things, incurring debt under our existing credit agreement, additional loans or the issuance of debt or equity securities. However, additional funding may not be available to us on acceptable terms, or at all. If we are unable to meet our liquidity needs, our business and operating results would be adversely affected, including reputational harm, failure to satisfy our existing obligations, insolvency or bankruptcy.
Our net sales could be adversely impacted by decreases in consumer spending.
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, inflation in housing, energy, gasoline and food costs, interest and tax rates, employment levels, salary and wage levels, general business conditions, and the availability of consumer credit. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in net sales during fiscal 2024 and 2023, at least partly in light of inflationary pressures on consumers and concerns regarding the economic and geo-political environment, and similar impacts may occur in the future. If periods of decreased consumer spending persist, our sales could continue to decrease, and our financial condition and results of operations could be adversely affected.
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
The teen-focused retail industry is highly competitive. We currently compete with a variety of publicly-traded and privately-held specialty apparel retail chains such as, but not limited to, Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, H&M, Hollister, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, e-com only retailers such as Fashion Nova, Revolve, Shein and Temu, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and target customers through catalogs, e-com and social media. Moreover, the internet and new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media as a way to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving, and we may not be able to keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors and third-party brands may cause us to respond in-kind and adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
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

We purchase merchandise in advance of the season in which it will be sold and if we purchase too much inventory or do not manage our inventory levels effectively, we may need to reduce prices in order to sell it or face other negative impacts, which may adversely affect our overall profitability.
We must actively and effectively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products, if we fail to accurately predict fashion trends or consumer demands, economic trends or unseasonable weather impacts the anticipated demand for certain product categories, or we are otherwise unable to accurately track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, or process shipments of goods and report financial information, we may hold significant inventory, which can impact our ability to effectively cycle new products, increase storage costs or incur other costs or expenses, and we may be forced to rely on markdowns, promotional sales, or inventory liquidators to dispose of excess inventory. Due to unanticipated supply chain disruptions, we may fail to receive inventory timely or in line with when we anticipate customers will be seeking to purchase merchandise for a given season. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons, which can heighten our risks of carrying excess inventory following those periods. If we are not successful in managing our inventory levels or selling our inventory, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.
We may continue to experience comparable store sales or sales per square foot declines, which may cause our results of operations to decline.
The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of profitability. Our comparable store sales have been declining for the past three fiscal years and can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, continued declines in mall and retail foot traffic, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to continue to decline or fail to grow at expected rates, which could adversely affect our results of operations and stock price during such periods.
Our business depends upon identifying and responding to changing customer fashion preferences and fashion-related trends. If we cannot identify trends in advance or we select the wrong fashion trends, our sales could be adversely affected.
Fashion trends in the apparel, footwear and accessories market can change rapidly. We need to anticipate, identify and respond quickly to changing trends and consumer demands in order to provide the merchandise our customers seek and maintain our brand image. If we cannot identify changing trends in advance, fail to react to changing trends, misjudge the market for a trend, or fail to timely secure and market then-fashionable inventory, our sales could be adversely affected, and we may be faced with a substantial amount of unsold inventory, reduced sales, loss of customers, adverse impacts to our brand recognition and customer loyalty, or other missed opportunities. We may be forced to mark down our merchandise in order to dispose of slow moving inventory, which may result in lower profit margins. All of these risks could negatively impact our financial condition and results of operations.
We may not be able to implement our business strategies on the timelines we anticipate, in a cost-effective manner, or at all.
At any point in time, we are in the process of implementing new merchandising strategies, customer-facing technology enhancements, new systems or upgrades to existing systems, and cost reduction or containment plans. The implementation of these strategies or plans may not be completed or achieve the anticipated results within the expected timeframe, which may result in further declines in net sales or unanticipated cost increases. Even if implemented, we cannot assure that our strategies or plans will be successful to meet our current and future business needs or that they will operate as designed. If the implementation of our business strategies and plans are not executed efficiently and effectively, our business, financial condition, and our operating results could be adversely affected.
Our business depends upon our ability to successfully open profitable new stores and improve the performance of our existing stores, which is subject to a variety of risks and uncertainties.
There can be no assurance that we will be able to open new stores that are profitable or improve the performance of our existing stores sufficiently to achieve profitability.
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
Our business depends upon our ability to grow and improve the online portion of our business, which is subject to a variety of risks and uncertainties.
We sell merchandise over the internet through our website, www.tillys.com. The e-com retail market continues to rapidly evolve, creating new competition and increasing cost pressures from shipping charges and online marketing costs. As a result, there can be no guarantee that we will be able to increase our e-com net sales or to profitably operate our e-com operations. Growth in the online portion of our business subjects us to certain risks that could have an adverse effect on our results of operations, including:
•diversion of traffic from our stores;
•risks related to proper allocation of merchandise between e-com and stores;
•liability for online content;
•government regulation impacting the Internet, including with respect to privacy; and
•increased risks related to the computer systems that operate our website and related support systems, including computer viruses, electronic break-ins, other cyber security breaches, system errors or failures, or similar disruptions.
Our failure to address and respond to these risks successfully could reduce e-com net sales, increase costs and damage the reputation of our brand or our business. Any failure to increase e-com net sales or profitably operate our e-com operations could have a material adverse impact on our financial condition, results of operations, and stock price.
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
We lease all of our retail store locations as well as our corporate headquarters, warehouses, distribution and e-com fulfillment centers. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancellation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases are a significant amount of our expenses and can grow rapidly with store count growth and/or increases in lease costs at existing locations over time. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flows.
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

Additional sites that we lease are likely to be subject to similar long-term leases. If an existing or future store is not profitable, and we decide to close it, we may, and have had to, nonetheless perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. We may also elect, or be required, to take actions with respect to some or all of our existing leases that are in contravention to the existing terms of those leases in response to adverse pressures, including negotiating with landlords for rent abatement, terminating certain leases, or discontinuing payment, which may subject us to legal, reputational and financial risks. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, our business, profitability and results of operations may be harmed.
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
Our business is largely dependent on continued good relations with our suppliers, including vendors for our third-party branded products and manufacturers for our proprietary branded products. We operate on a purchase order basis for our proprietary branded and third-party branded merchandise and do not have long-term contractual relationships with our suppliers. Accordingly, our suppliers can refuse to sell us merchandise, limit the type or quantity of merchandise they sell us or raise prices at any time, which can have an adverse impact on our business. Deterioration in our relationships with our suppliers, supply chain disruption, or increased demand for their products could have a material adverse impact on our business, and there can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, some of our vendors are vertically integrated, selling products directly from their own retail stores, and therefore are in direct competition with us. These vendors may decide at some point in the future to reduce or discontinue supplying their merchandise to us, supply us less desirable merchandise or raise prices on the products they do sell us. Additionally, instances of supply chain disruptions and delays, as well as continued heightened inflation and tariffs, could lead to inefficiencies and heightened costs passed to us by our vendors that could negatively impact our performance and our results of operations. Further, if we lose key vendors or are unable to find alternative vendors to supply us with substitute merchandise for lost products, our business may be adversely affected.
If we cannot retain or find qualified employees to meet our staffing needs in our stores, our distribution and e-com fulfillment centers, or our corporate offices, our business could be adversely affected.
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
We believe that our brand image and brand awareness has contributed significantly to the historical success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to maintain or improve our brand image in our existing markets, successfully integrate new stores into their surrounding communities, or to expand into new markets could be adversely impacted if our marketing initiatives are unsuccessful and we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, e-com, social media, community relations, store graphics, and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand could harm our business, results of operations and financial condition.
Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross margin.
Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that the customers’ perception that we offer many major brands will decline, and that our third-party branded partners may become less interested in working with us. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks could have a material adverse effect on sales and profitability.
Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade and other international conditions.
Although we predominantly purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, which can result in material delays in the delivery of certain merchandise to us from foreign manufacturers. The countries in which our merchandise currently is manufactured or may be manufactured in the future could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as United States or foreign labor strikes, work stoppages or boycotts, epidemics or pandemics could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.
Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations.
Changes in United States trade policy, including recently announced tariffs, could have a material adverse impact on our business, financial condition, and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where our vendors source products or obtain raw materials could result in increased costs for the products we sell. These cost increases may reduce our margins, require us to raise prices, change our assortments, and/or make our stores less competitive in the marketplace. If we are unable to mitigate these risks through supply chain adjustments by our vendors, changing vendors, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
Our corporate headquarters, distribution and e-com fulfillment centers and certain information technology systems are in Irvine, California, and if their operations are disrupted, we may not be able to fully operate our store support functions, ship merchandise to our stores, or fulfill e-com orders, which would adversely affect our business.
Our corporate headquarters, distribution centers and certain information technology systems are in two locations in Irvine, California. If we encounter any disruptions to our operations within these buildings or if they were to shut down for any reason, including by fire or other natural disaster, or as a result of pandemics/epidemics, then we may be prevented from effectively operating our stores, shipping and processing our merchandise and operating our e-com platform. Furthermore, the risk of disruption or shut down at these buildings is greater than it might be if they were located in another region, as southern California is prone to certain natural disasters such as earthquakes and wildfires. Any disruption or shut down at these locations could significantly impact our operations and have a material adverse effect on our financial condition and results of operations.

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
Our business and growth depends upon the leadership and experience of our key executive management team, including our co-founder, Hezy Shaked, who currently serves as our President and Chief Executive Officer and Executive Chairman of our Board of Directors, and Michael Henry, our Executive Vice-President and Chief Financial Officer. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. All of our employees are employed at will and are not contractually bound to stay with the company. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.
We rely on third parties to deliver merchandise to our stores located outside of southern California and to our customers and, therefore, our business could be negatively impacted by disruptions in the operations of these third-party providers.
We rely on third parties to ship our merchandise from our distribution center in Irvine, California to our stores located across the United States, as well as to ship e-com sales packages directly to our customers. Relying on these third-party delivery services puts us at risk from disruptions in their operations, such as employee strikes, inclement weather and epidemics/pandemics, and their inability to meet our shipping demands. If we are forced to use other delivery services, our costs could increase, and we may not be able to meet shipment deadlines. Moreover, we may not be able to obtain delivery terms as favorable as those received from the transportation providers we currently use, which would further increase our costs. These circumstances may negatively impact our financial condition and results of operations.
Risks Related to Information Technology, Data Privacy and Intellectual Property
If our information technology fails to operate or is unable to support our business, our operations could be disrupted.
We rely upon our management information systems in almost every aspect of our daily business operations. For example, our management information systems serve an integral part in enabling us to order merchandise, allocate merchandise among our stores and e-com operation, process merchandise at our distribution centers and retail stores, perform and track sales transactions, manage personnel, pay vendors and employees, operate our website and report financial and accounting information to management. If our management information systems fail to operate or are unable to support our business, our store and e-com operations could be severely disrupted, and we could be required to make significant additional expenditures to remediate any such failure, which may negatively impact our financial condition.
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
The cost of compliance with these laws, regulations, policies, legal obligations and industry standards is high and is likely to increase in the future. If our privacy or data security measures fail or are perceived to fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or any changed interpretations of the foregoing, we may be subject to litigation, regulatory investigations, enforcement actions, inquiries, prosecutions, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, industry standards, or other legal obligations, or any changed interpretations of the foregoing, further limit the ability of our customers, partners or service providers to use and share personally identifiable information or other data or our ability to store, process and share personally identifiable information or other data, our costs could increase and our business, financial condition and operating results could be harmed. Even the perception of privacy or data protection concerns, whether or not valid, may inhibit customer engagement with us and our e-com platform. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, significant fines and expenses for remediation, diversion of management time and effort and proceedings against us by governmental entities, individuals or others.
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
Our success depends in large part on our brand image. Our company’s name, logo, domain name and our proprietary brands and our registered and unregistered trademarks and copyrights are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of copyright, trademark, trade dress and unfair competition laws to establish and protect our intellectual property rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent infringement of our trademarks and proprietary rights by others, including imitation and misappropriation of our brand. There can be no assurance that obstacles will not arise should we expand our product lines and geographic scope. The unauthorized use or misappropriation of our intellectual property could damage our brand identity and the goodwill we created for our company, which could cause our sales to decline. Moreover, litigation may be necessary to protect or enforce these intellectual property rights, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows. If we cannot protect our intellectual property rights, our brand identity and the goodwill we created for our company may diminish, causing our sales to decline.
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
We purchase merchandise from vendors that may utilize design copyrights, or design patents, or that may otherwise incorporate protected intellectual property. We do not manufacture any of the merchandise we purchase from our vendors for sale to our customers, and we do not independently investigate whether these vendors legally hold intellectual property rights to merchandise that they are manufacturing or distributing. As a result, we rely upon vendors’ representations set forth in our purchase orders and vendor agreements concerning their right to sell us the products that we purchase from them. If a third-party claims to have licensing rights with respect to merchandise we purchased from a vendor, or we acquire unlicensed merchandise, we could be obligated to remove such merchandise from our stores, incur costs associated with destruction of such merchandise if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Although our purchase orders and vendor agreement require the vendor to indemnify us against such claims, a vendor may not have the financial resources to defend itself or us against such claims, in which case we may have to pay the costs and expenses associated with defending such claim. Any of these results could harm our brand image and have a material adverse effect on our business and growth.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked and Tilly Levine. As a result, Mr. Shaked and Ms. Levine own a significant economic interest in the company and substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors and President and Chief Executive Officer, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked may dictate the outcome of most corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from other stockholders and may vote in a way with which stockholders disagree and which may be adverse to the interests of other stockholders. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.
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
Although we previously paid aggregate special cash dividends of $5.70 per share to all holders of record of issued and outstanding shares of our common stock between February 2017 and December 2021, we have not issued any cash dividends to stockholders since that date, There can be no assurance that we will pay additional cash dividends on our common stock in the future. We do not currently have any formal plans for paying any additional cash dividends on our common stock. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
Violations of and/or changes in laws, including employment laws and laws related to our merchandise and our e-com platform, could make conducting our business more expensive or change the way we do business.
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
We depend on cash generated from our operations to support our business, which could strain our cash flow.
We primarily rely on cash flows generated from existing stores to fund our operations. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business. In addition, any expansion of our business would require significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, create new marketing and advertising initiatives, fund the expansion of our e-com business, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants on us that restrict our operations or require interest payments that would create additional cash demands and financial risk for us.
We may experience fluctuations in our tax obligations and effective tax rate.
We are subject to income taxes in federal and applicable state and local tax jurisdictions in the U.S. We record tax expense based on our estimates of current and future payments based on the income tax laws currently in effect. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, there could be ongoing variability in our tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in any financial statement period may be materially affected by changes in the mix and level of earnings, or changes in tax laws in any relevant jurisdiction. We currently expect our effective tax rate to be near zero on an annual basis due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
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
Climate change, environmental, social and governance matters, and sustainability are a growing global movement. The ongoing political and societal attention on these issues has led to the creation of both current and potential international agreements, as well as national, regional, and local laws, regulations, reporting requirements, and policy shifts. Additionally, in some of the regions where we conduct business, there is growing social pressure to limit greenhouse gas emissions, along with other global initiatives. Such agreements and measures may necessitate, or could result in forthcoming legislation, regulatory measures, litigation or policy shifts that could require operational changes, additional compliance or disclosure obligations, taxes, or purchases of emission credits to decrease the emission of greenhouse gases from our operations, which could result in significant additional costs or expenses, cause us reputational harm, and could materially adversely affect our business, financial condition, marketing strategy, and results of operations.
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
We lease approximately 81,000 square feet for our e-com fulfillment center located at 17 Pasteur, Irvine, California. The lease began on November 1, 2011 and terminates on October 31, 2031.
All of our 240 stores, encompassing a total of approximately 1.7 million total square feet as of February 1, 2025, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of April 4, 2025, we had approximately ten stockholders of record, eight of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We have not paid any dividends on our common stock since December 2021, and we do not currently have any plans to issue dividends in the future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended February 1, 2025 (the "2025 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended February 1, 2025 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on February 1, 2020 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.
Comparison of 5-Year Cumulative Total Return as of February 1, 2025
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the fiscal year or purchase any of our securities during the three months ended February 1, 2025.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the consolidated financial statements and the accompanying notes and the information contained in other sections of this Annual Report on Form 10-K, or this "Report", particularly under the headings “Risk Factors” and “Business”. This discussion and analysis is based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The statements in this discussion and analysis concerning expectations regarding our future performance, liquidity and capital resources, as well as other non-historical statements in this discussion and analysis, are forward-looking statements. See “Forward-Looking Statements”. These forward-looking statements are subject to numerous risks and uncertainties, including those described under “Risk Factors”. Our actual results could differ materially from those suggested or implied by any forward-looking statements.
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025, references to "fiscal year 2023" or "fiscal 2023" refer to the fiscal year ended February 3, 2024 and references to "fiscal year 2022” or "fiscal 2022” refer to the fiscal year ended January 28, 2023. Fiscal year 2024 consisted of a 52-week period, fiscal year 2023 consisted of a 53-week period, and fiscal year 2022 consisted of a 52-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2023 compared to fiscal 2022. See Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended February 3, 2024, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of February 1, 2025, we operated 240 stores in 33 states, averaging approximately 7,210 square feet per store. We also sell our products through our website, www.tillys.com.
Known or Anticipated Trends
We believe the combined impacts of persistent inflation, tariffs, decreases in consumer confidence levels and concerns about a potential economic recession in the current economic environment could negatively impact consumer spending generally and our customer base, in particular, which has had and may in the future have a significant, adverse impact on our operating results and financial condition.
Inflation has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 46% of our total selling, general and administrative expense in fiscal 2024. Our average hourly rate for store payroll in fiscal 2025 is estimated to be approximately 35% higher than in pre-pandemic fiscal 2019 and approximately 4%, or $1.7 million, higher than in fiscal 2024. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2025, particularly if we are unable to generate net sales growth.
We expect our effective income tax rate to be near zero on an annual basis until such time that we are able to return to generating operating profits on a consistent basis, due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
Our comparable net sales have declined in each of the past three fiscal years. A continuation of decreases in our comparable net sales results at rates equal to or greater than the 8% decrease we produced in fiscal 2024 may result in us having to initiate borrowing under our asset-backed credit facility to finance our operations during fiscal 2025.
Fiscal 2025 Preliminary Capital Expenditure Plans
We currently expect that our total capital expenditures for fiscal 2025 will be in the range of approximately $5 million to $10 million for a limited number of new store openings and upgrades to certain store, online and infrastructure technologies. The Company currently expects to close at least eight stores during the first half of fiscal 2025.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating (loss) income.

Net Sales
Net sales reflect revenue from the sale of our merchandise at store locations and through e-com, net of sales taxes. Store sales are reflected in sales when the merchandise is received by the customer. For e-com sales, we recognize revenue, and the related cost of goods sold at the time the merchandise is shipped to the customer. Net sales also include shipping and handling fees for e-com shipments that have been shipped to the customer. Net sales are net of returns on sales during the period as well as an estimate of returns expected in the future stemming from current period sales. We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions.
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
•our ability to source, distribute and allocate products efficiently;
•calendar shifts of holiday or seasonal periods;
•the number and timing of store openings and the relative proportion of new stores to mature stores; and
•the timing and success of promotional and advertising efforts.
Our comparable store sales are defined as sales from our e-com platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled, relocated or refreshed store is included in comparable store sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-com platform as part of comparable store sales as we manage and analyze our business on a single omni-channel basis and have substantially integrated our investments and operations for our stores and e-com platform to give our customers seamless access and increased ease of shopping. Comparable store sales exclude gift card breakage income and e-com shipping and handling fee revenue. Some of our competitors and other retailers may calculate comparable or “same store” sales differently than we do. As a result, data in this Report regarding our comparable store sales may not be comparable to similar data made available by other retailers.
Gross Profit
Gross profit is equal to our net sales less our cost of goods sold. Cost of goods sold reflects the direct cost of purchased merchandise as well as buying, distribution and occupancy costs. Buying costs include compensation and benefit expense for our internal buying organization. Distribution costs include costs for receiving, processing and warehousing our store merchandise, and shipping of merchandise to or from our distribution and e-com fulfillment centers and to our e-com customers and between store locations. Occupancy costs include the rent, common area maintenance, utilities, property taxes, security and depreciation costs of all store locations. These costs are significant and can be expected to continue to increase to the extent our store count grows over time. The components of our reported cost of goods sold may not be comparable to those of other retail companies.
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
Selling, General and Administrative Expenses
Our selling, general and administrative, or SG&A, expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-com receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth, but may be expected to increase over time to support the needs of our business to the extent our store count grows over time. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended (1)
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Statements of Operations Data:
Net sales	$569,453	$623,083	$672,280
Cost of goods sold	416,029	453,702	465,916
Rent expense, related party	3,727	3,724	3,616
Total cost of goods sold	419,756	457,426	469,532
Gross profit	149,697	165,657	202,748
Selling, general and administrative expenses	199,014	196,106	191,028
Rent expense, related party	532	533	533
Total selling, general and administrative expenses	199,546	196,639	191,561
Operating (loss) income	(49,849)	(30,982)	11,187
Other income, net	3,837	5,199	1,980
(Loss) income before income taxes	(46,012)	(25,783)	13,167
Income tax expense	217	8,709	3,490
Net (loss) income	$(46,229)	$(34,492)	$9,677

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.1%	72.8%	69.3%
Rent expense, related party	0.7%	0.6%	0.5%
Total cost of goods sold	73.7%	73.4%	69.8%
Gross profit	26.3%	26.6%	30.2%
Selling, general and administrative expenses	34.9%	31.5%	28.4%
Rent expense, related party	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	35.0%	31.6%	28.5%
Operating (loss) income	(8.8)%	(5.0)%	1.7%
Other income, net	0.7%	0.8%	0.3%
(Loss) income before income taxes	(8.1)%	(4.1)%	2.0%
Income tax expense	0.0%	1.4%	0.5%
Net (loss) income	(8.1)%	(5.5)%	1.4%
The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Store Operating Data:
Stores operating at end of period	240	248	249
Comparable store sales change (2)	(8.0)%	(10.6)%	(14.6)%
Total square feet at end of period (in thousands)	1,730	1,801	1,818
Average net sales per brick-and-mortar store (in thousands) (3)	$1,791	$1,944	$2,171
Average net sales per square foot (3)	$247	$267	$297
E-com revenues (in thousands) (4)	$124,728	$137,453	$141,130
E-com revenues as a percentage of net sales	21.9%	22.1%	21.0%
(1)The fiscal year ended February 3, 2024 included 53 weeks. Each of the fiscal years ended February 1, 2025 and January 28, 2023 included 52 weeks.

(2)Our comparable store net sales are defined as sales from our e-com platform and stores open on a daily basis compared to the same respective fiscal dates of the prior year. A remodeled or relocated store is included in comparable store net sales, both during and after construction, if the square footage of the store used to sell merchandise was not changed by more than 20% in any fiscal month. We include sales from our e-com platform as part of our comparable store net sales as we manage and analyze our business on an omni-channel basis and have substantially integrated our investments and operations for our stores and e-com platform to give our customers seamless access and increased ease of shopping. Comparable store net sales exclude gift card breakage income and e-com shipping and handling fee revenue. The comparable store sales change for the period ended February 3, 2024 includes the 53rd week in fiscal year 2023.
(3)The number of stores and the amount of square footage reflect the number of days during the period that stores were open. E-com sales, e-com shipping and handling fee revenue and gift card breakage income are excluded from net sales in deriving average net sales per retail store and average net sales per square foot.
(4)E-com net sales include e-com sales and e-com shipping and handling fee revenue.
Fiscal Year 2024 Compared to Fiscal Year 2023
Net Sales
•Total net sales were $569.5 million, a decrease of 8.6% from fiscal 2023, which included an extra week in the fiscal calendar that accounted for $5.7 million in total net sales in that prior fiscal year. Total comparable net sales, including both physical stores and e-com, decreased by 8.0% relative to the comparable 52-week period ended February 3, 2024.

$ millions	Attributable to
$(47.6)	Decrease in comparable net sales of 8.0%, including e-com
(6.0)	Decrease in non-comparable store sales, primarily from net sales in new stores
$(53.6)	Total
◦Net sales from physical stores were $444.7 million, a decrease of 8.4%. Comparable store net sales decreased 8.0% relative to the comparable 52-week period ended February 3, 2024. Net sales from physical stores represented 78.1% of total net sales this year compared to 77.9% of total net sales last year.
◦Net sales from e-com were $124.7 million, a decrease of 9.3%. E-com net sales decreased 8.0% relative to the comparable 52-week period ended February 3, 2024. E-com net sales represented 21.9% of total net sales this year compared to 22.1% of total net sales last year.
Gross Profit
Gross profit including buying, distribution, and occupancy costs, was $149.7 million, or 26.3% of net sales, compared to $165.7 million, or 26.6% of net sales, last year. Product margins improved by 150 basis points primarily due to improved initial markups, partially offset by increased inventory valuation reserves. Buying, distribution, and occupancy costs deleveraged by 180 basis points collectively, despite being $2.8 million lower than last year, primarily due to carrying these costs against lower net sales this year.
Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $199.5 million, or 35.0% of net sales, compared to $196.6 million, or 31.6% of net sales, last year.

%	$ millions	Primarily Attributable to
0.4%	$1.7	Increase in software as a service expense
0.3%	1.0	Increase in e-com fulfillment services
0.2%	0.9	Increase in non-cash store asset impairment charges
2.6%	(0.7)	Net change in all other SG&A expenses
3.5%	$2.9	Total
Operating Loss
Operating loss was $49.8 million, or 8.8% of net sales, compared to $31.0 million, or 5.0% of net sales, last year, primarily due to our net sales decrease.
Income Tax Expense
Income tax expense was $0.2 million or 0.5% of pre-tax loss, compared to income tax expense of $8.7 million, or 33.8% of pre-tax loss, last year, which included a full, non-cash deferred tax asset valuation allowance (the "valuation allowance") charge of $15.4 million. The decrease in the effective income tax rate was due to the continuing impact of the valuation allowance.
Net Loss and Loss Per Share
Net loss was $46.2 million, or $1.54 net loss per share, compared to net loss of $34.5 million, or $1.16 net loss per share, last year, which included the valuation allowance.

Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels, and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations. However, if our comparable net sales decrease in fiscal 2025 at a rate equal to or greater than the 8% decrease we produced in fiscal 2024, we may be required to begin borrowing under our asset-backed credit facility to finance our day-to-day operations.
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
Working Capital
Working capital at February 1, 2025, was $31.6 million compared to $71.5 million at February 3, 2024, a decrease of $39.9 million. The changes in our working capital during fiscal 2024 were as follows:

$ millions	Description
$71.5	Working capital at February 3, 2024
(48.3)	Decrease in cash, cash equivalents, and marketable securities, primarily due to lower net sales
(1.9)	Decrease in receivables primarily due to lower tenant income receivables
9.4	Increase in merchandise inventories, net of accounts payable
0.9	Net change from all other changes in current assets and current liabilities
$31.6	Working capital at February 1, 2025
Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	(in thousands)
Net cash used in operating activities	$(42,018)	$(6,733)	$(1,415)
Net cash provided by (used in) investing activities	15,753	(19,993)	42,805
Net cash provided by (used in) financing activities	294	227	(10,065)
Net change in cash and cash equivalents	$(25,971)	$(26,499)	$31,325
Net Cash Used In Operating Activities
Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $42.0 million this year compared to $6.7 million last year. The $35.3 million increase in net cash used in operating activities compared to last year was due primarily to lower net sales.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $15.8 million this year compared to net cash used in investing activities of $20.0 million last year. Net cash provided by investing activities in fiscal 2024 consisted of maturities of marketable securities of $98.5 million, partially offset by purchases of marketable securities of $74.5 million and capital expenditures totaling $8.2 million. Net cash used in investing activities in fiscal 2023 consisted of purchases of marketable securities of $121.0 million and capital expenditures totaling $14.0 million, partially offset by maturities of marketable securities of $115.0 million.

Net Cash Provided By (Used In) Financing Activities
Financing activities primarily consist of share repurchases, a short-swing profits disgorgement payment, and proceeds from employee exercises of stock options.
Net cash provided by financing activities was $0.3 million this year resulting from the proceeds of employee exercises of stock options. Net cash provided by financing activities was $0.2 million last year resulting from the proceeds of employee exercises of stock options of $0.4 million, partially offset by taxes paid on a short swing profits disgorgement payment to us of $0.2 million.
Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. As of February 1, 2025, the Revolving Facility was set to expire on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of February 1, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $48.0 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
On March 25, 2025, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association, as lender, to extend the maturity date thereunder to June 25, 2027.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases and software maintenance agreements.
We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tillys, one of which is currently our President and Chief Executive Officer. These buildings are located at 10 and 12 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space from a company that is owned by one of the co-founders of Tillys who is currently our President and Chief Executive Officer. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2032.
We lease approximately 81,000 square feet for our e-com distribution center from a company that is owned by one of the co-founders of Tillys who is currently our President and Chief Executive Officer. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2031.
Our store leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2035. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
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
The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected outcomes can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in the consolidated financial statements have not been materially impacted by such variances. This summary should be read in conjunction with the more complete discussion of our accounting policies and procedures included in "Note 2: Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Management has discussed the development and selection of these critical accounting policies and estimates with our Board of Directors.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at both February 1, 2025 and February 3, 2024 was not material.
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
Recent Accounting Pronouncements
For a description of recently-issued accounting standards not yet adopted, refer to Note 2 to our consolidated financial statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We may be subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of both February 1, 2025 and February 3, 2024, we had no outstanding borrowings under our credit facility.
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
Foreign Exchange Rate Risk
We currently source a substantial majority of our merchandise through domestic vendors. We source certain fixtures and materials from various suppliers in other countries. All purchases are denominated in U.S. dollars, and therefore we do not hedge using any derivative instruments. Historically, we have not been materially impacted by changes in exchange rates.

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 10, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long-Lived Assets Related to Individual Stores
As indicated in the consolidated balance sheet and in Notes 2, 6, 9 and 11 to the Company’s consolidated financial statements, the Company’s long-lived assets consist of property and equipment, net, and operating lease right-of-use ("ROU") assets with carrying values of $40.1 million and $169.8 million, respectively, as of February 1, 2025. The Company records impairment of long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts of long-lived assets may not be recoverable. For the year ended February 1, 2025, the Company recorded an impairment charge of $4.4 million to write-down the carrying value of certain long-lived assets related to individual stores to their estimated fair values.
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
•Evaluating the reasonableness of management’s forecasted revenue growth rates by: (i) comparing current performance to historical results and prior period projections, and (ii) comparing forecasted revenue growth rates to external market and industry data.
•Utilizing personnel with specialized knowledge and skill to assist in evaluating the reasonableness of: (i) discount rates used in the calculation of the fair value of long-lived assets for individual stores, and (ii) comparable market rents used in the calculation of the fair value of operating lease ROU assets for individual stores.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2015.

Costa Mesa, California
April 10, 2025

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,056	$47,027
Marketable securities	25,653	48,021
Receivables	4,094	5,947
Merchandise inventories	69,178	63,159
Prepaid expenses and other current assets	10,979	11,905
Total current assets	130,960	176,059
Operating lease assets	169,805	203,825
Property and equipment, net	40,139	48,063
Other assets	1,559	1,598
TOTAL ASSETS	$342,463	$429,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,120	$14,506
Accrued expenses	12,750	13,063
Deferred revenue	14,116	14,957
Accrued compensation and benefits	9,418	9,902
Current portion of operating lease liabilities	48,384	48,672
Current portion of operating lease liabilities, related party	3,423	3,121
Other current liabilities	172	336
Total current liabilities	99,383	104,557
Non-current portion of operating lease liabilities	126,216	160,531
Non-current portion of operating lease liabilities, related party	15,844	19,267
Other long-term liabilities	149	321
Total long-term liabilities	142,209	180,119
TOTAL LIABILITIES	241,592	284,676
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,846 and 22,714 shares issued and outstanding, respectively	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,306 shares issued and outstanding, respectively	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	174,829	172,478
Accumulated deficit	(74,191)	(27,962)
Accumulated other comprehensive income	203	323
TOTAL STOCKHOLDERS' EQUITY	100,871	144,869
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,463	$429,545
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$569,453	$623,083	$672,280

Cost of goods sold (includes buying, distribution, and occupancy costs)	416,029	453,702	465,916
Rent expense, related party	3,727	3,724	3,616
Total cost of goods sold (includes buying, distribution, and occupancy costs)	419,756	457,426	469,532
Gross profit	149,697	165,657	202,748

Selling, general and administrative expenses	199,014	196,106	191,028
Rent expense, related party	532	533	533
Total selling, general and administrative expenses	199,546	196,639	191,561

Operating (loss) income	(49,849)	(30,982)	11,187
Other income, net	3,837	5,199	1,980
(Loss) income before income taxes	(46,012)	(25,783)	13,167
Income tax expense	217	8,709	3,490
Net (loss) income	$(46,229)	$(34,492)	$9,677

Basic (loss) earnings per share of Class A and Class B common stock	$(1.54)	$(1.16)	$0.32
Diluted (loss) earnings per share of Class A and Class B common stock	$(1.54)	$(1.16)	$0.32
Weighted average basic shares outstanding	30,028	29,848	30,115
Weighted average diluted shares outstanding	30,028	29,848	30,323
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net (loss) income	$(46,229)	$(34,492)	$9,677
Other comprehensive (loss) gain, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities	(120)	118	206
Other comprehensive (loss) gain, net of tax	(120)	118	206
Comprehensive (loss) income	$(46,349)	$(34,374)	$9,883
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 29, 2022	23,719	7,306	$31	$166,929	$7,754	$(1)	$174,713
Net income	—	—	—	—	9,677	—	9,677
Share-based compensation expense	—	—	—	2,267	—	—	2,267
Restricted stock	63	—	—	—	—	—	—
Exercise of stock options	38	—	—	176	—	—	176
Short swing profits disgorgement payment	—	—	—	661	—	—	661
Repurchase of common stock	(1,258)	—	(1)	—	(10,901)	—	(10,902)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	206	206
Balance at January 28, 2023	22,562	7,306	30	170,033	6,530	205	176,798
Net loss	—	—	—	—	(34,492)	—	(34,492)
Share-based compensation expense	—	—	—	2,218	—	—	2,218
Restricted stock, net of forfeitures	57	—	—	—	—	—	—
Exercise of stock options	95	—	—	400	—	—	400
Taxes paid for short swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	118	118
Balance at February 3, 2024	22,714	7,306	30	172,478	(27,962)	323	144,869
Net loss	—	—	—	—	(46,229)	—	(46,229)
Share-based compensation expense	—	—	—	2,057	—	—	2,057
Restricted stock	61	—	—	—	—	—	—
Exercise of stock options	71	—	—	294	—	—	294
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(120)	(120)
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash flows from operating activities
Net (loss) income	$(46,229)	$(34,492)	$9,677
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,771	12,834	14,134
Insurance proceeds from casualty loss	—	—	23
Share-based compensation expense	2,057	2,218	2,267
Impairment of assets	4,366	3,431	17
(Gain) loss on disposal of assets	(29)	38	92
Gain on maturities of marketable securities	(1,823)	(1,966)	(466)
Deferred income taxes	—	8,497	2,949
Changes in operating assets and liabilities:
Receivables	2,856	5,563	1,710
Merchandise inventories	(6,019)	(1,042)	3,505
Prepaid expenses and other assets	1,044	5,561	(1,487)
Accounts payable	(3,405)	(1,474)	(12,194)
Accrued expenses	73	(596)	(5,396)
Accrued compensation and benefits	(484)	1,719	(8,873)
Operating lease liabilities	(6,019)	(5,323)	(5,231)
Deferred revenue	(841)	(1,146)	(993)
Other liabilities	(336)	(555)	(1,149)
Net cash used in operating activities	(42,018)	(6,733)	(1,415)

Cash flows from investing activities
Purchases of marketable securities	(74,547)	(121,045)	(89,349)
Purchases of property and equipment	(8,224)	(13,958)	(15,123)
Proceeds from maturities of marketable securities	98,500	115,000	147,271
Proceeds from sale of property and equipment	24	10	6
Net cash provided by (used in) investing activities	15,753	(19,993)	42,805

Cash flows from financing activities
Proceeds from exercise of stock options	294	400	176
Taxes paid for short swing profits disgorgement payment	—	(173)	—
Short swing profits disgorgement payment	—	—	661
Share repurchases	—	—	(10,902)
Net cash provided by (used in) financing activities	294	227	(10,065)

Change in cash and cash equivalents	(25,971)	(26,499)	31,325
Cash and cash equivalents, beginning of period	47,027	73,526	42,201
Cash and cash equivalents, end of period	$21,056	$47,027	$73,526

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$(2,462)	$(6,429)	$1,467
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$695	$1,086	$3,298
Operating lease liabilities arising from obtaining operating lease assets	$22,406	$45,678	$46,092
Operating lease liabilities arising from obtaining operating lease assets, related party	$—	$—	$4,386

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and we operated 240 stores in 33 states as of February 1, 2025. Our stores are located in malls, lifestyle centers, "power" centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2024, 2023 and 2022 ended on February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Fiscal year 2024 included 52 weeks, fiscal year 2023 included 53 weeks, and fiscal year 2022 included 52 weeks.
Segment Reporting
Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about our operating segment, including disclosures related to our products and services, geographic areas and major customers. We identified one reportable operating segment based on how our business is managed and evaluated. We determined our operating segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. All of our identifiable assets are in the United States. Refer to "Note 19: Segment Information", for further information.
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
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $14.7 million, $17.0 million and $19.5 million in fiscal years 2024, 2023 and 2022, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
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

These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $54.6 million, $65.0 million, and $58.7 million in fiscal years 2024, 2023, and 2022, respectively. As of the end of fiscal 2024 and 2023, total accrued markdowns on the Consolidated Balance Sheets were $5.7 million and $2.8 million, respectively.
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution and fulfillment centers, and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at February 1, 2025 and February 3, 2024 was not material.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-com sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. For fiscal years 2024, 2023 and 2022, shipping and handling fee revenue included in net sales was $5.0 million, $5.6 million, and $4.0 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. As of February 1, 2025 and February 3, 2024, our reserve for sales returns was $1.2 million and $1.3 million, respectively.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The gift card liability balance was $9.5 million as of February 1, 2025 and $10.2 million as of February 3, 2024, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $12.4 million, $14.5 million and $16.7 million for fiscal years 2024, 2023, and 2022, respectively. For fiscal years 2024, 2023, and 2022, the opening gift card balances were $10.2 million, $11.1 million, and $11.2 million, respectively, of which $4.9 million, $5.8 million, and $6.1 million, respectively, were recognized as revenue during the period.
The following table summarizes net sales from our retail stores and e-com (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Retail stores	$444,725	$485,630	$531,150
E-com	124,728	137,453	141,130
Total net sales	$569,453	$623,083	$672,280
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Mens	36%	38%	38%
Womens	28%	27%	26%
Accessories	15%	15%	16%
Footwear	12%	12%	12%
Boys	5%	4%	4%
Girls	4%	4%	4%
Total net sales	100%	100%	100%

The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Third-party brands	67%	68%	68%
Proprietary brands	33%	32%	32%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. During the first quarter of fiscal 2022, we modified our expiration policy related to unredeemed awards and accumulated partial points from expiration at 365 days after the customer's last purchase activity to expiration at 365 days after the customer's purchase date on which those awards/points were earned. As a result of this modification in expiration policy, the estimated liability was reduced by $0.5 million during the first quarter of fiscal 2022. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.6 million as of February 1, 2025 and $4.7 million as of February 3, 2024. The value of points redeemed through our loyalty program was $6.9 million, $8.0 million and $8.8 million during fiscal years 2024, 2023, and 2022, respectively. For fiscal years 2024, 2023 and 2022, the opening loyalty program balances were $4.7 million, $5.0 million, and $5.9 million, respectively, of which $4.7 million, $5.0 million, and $5.9 million, respectively, were recognized as revenue during the period.
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
•freight expenses associated with shipping merchandise inventories to or from our distribution and e-com fulfillment centers and to our e-com customers and between store locations; and
•store occupancy costs, including rent, maintenance, utilities, property taxes, business licenses, security costs and depreciation.
Selling, General and Administrative Expenses
•Payroll, benefit costs and incentive compensation for store, regional, e-com and corporate employees;
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
Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as print, online and mobile advertising costs, store grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $24.0 million, $24.4 million and $23.2 million in fiscal years 2024, 2023 and 2022, respectively.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. At February 1, 2025 and February 3, 2024, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.

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
Recently Adopted Accounting Standards
In November 2023, the FASB issued Accounting Standards Update, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. This guidance is effective for us for the current annual report for the fiscal year ending February 1, 2025 and subsequent interim periods and we have adopted the guidance as of the effective date on a retrospective basis. Other than the new disclosure requirements, the adoption of this guidance did not have a significant impact on our consolidated financial statements. Refer to "Note 19: Segment Information" for further information.
New Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid and other disclosures. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. Once adopted, the Company expects to include additional income tax disclosures as required by the new guidance. The standard will not have an impact on the Company's consolidated financial position, results of operations and cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, ("ASU 2024-03"). ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation and amortization. This new standard is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted and should be applied prospectively with the option of retrospective application. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities as of February 1, 2025 consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we have the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities are recorded at fair value and amortized cost, respectively, which approximates fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes investments in marketable securities at February 1, 2025 and February 3, 2024 (in thousands):

	February 1, 2025
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$19,868	$200	$—	$20,068
Fixed income securities	5,585	—	—	5,585
Total marketable securities	$25,453	$200	$—	$25,653

	February 3, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,072	$438	$—	$44,510
Fixed income securities	3,511	—	—	3,511
Total marketable securities	$47,583	$438	$—	$48,021

For fiscal years 2024, 2023 and 2022, we recognized gains on investments for commercial paper of $1.8 million, $1.9 million and $0.4 million, respectively, which matured during the period. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Operations.
For fiscal years 2024, 2023, and 2022 we purchased fixed income securities of $15.6 million, $3.5 million, and $15.1 million, respectively.
For fiscal years 2024, 2023, and 2022 we recognized maturities of fixed income securities of $13.5 million, $10.0 million and $37.4 million, respectively.
Note 4: Receivables
At February 1, 2025 and February 3, 2024, receivables consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Credit and debit card receivables	$2,210	$2,474
Tenant allowances due from landlords	662	2,611
Other	1,222	862
Total receivables	$4,094	$5,947
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for credit losses against receivables for any potential uncollectible amounts.
For fiscal years 2024, 2023 and 2022, the allowance is zero.
Note 5: Prepaid Expenses and Other Current Assets
At February 1, 2025 and February 3, 2024, prepaid expenses and other current assets consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Prepaid maintenance	$4,498	$2,589
Prepaid rent	2,103	2,886
Prepaid insurance	1,674	1,917
Prepaid income taxes	1,058	3,730
Other	1,646	783
Total prepaid expenses and other current assets	$10,979	$11,905

Note 6: Property and Equipment
At February 1, 2025 and February 3, 2024, property and equipment consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Leasehold improvements	$156,461	$160,572
Computer hardware and software	48,807	47,003
Furniture and fixtures	44,493	46,747
Machinery and equipment	34,029	34,693
Vehicles	2,222	2,508
Construction in progress	2,945	4,638
Property and equipment, gross	288,957	296,161
Accumulated depreciation	(248,818)	(248,098)
Property and equipment, net	$40,139	$48,063
Depreciation and amortization expense related to property and equipment was $12.8 million, $12.8 million and $14.1 million in fiscal years 2024, 2023 and 2022, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $4.4 million, $3.4 million and $17.1 thousand in selling, general and administrative expenses in fiscal years 2024, 2023 and 2022, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At February 1, 2025 and February 3, 2024, accrued expenses consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Accrued rent	$1,628	$1,741
Sales and use taxes payable	1,623	1,707
Accrued freight	1,275	682
Merchandise returns	1,175	1,343
Computer services	1,138	1,025
Accrued construction	676	1,062
Credit card payable	360	1,207
Other	4,875	4,296
Total accrued expenses	$12,750	$13,063
Note 8: Asset-Backed Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (“Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. As of February 1, 2025, the Revolving Facility was set to expire on April 27, 2026. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of February 1, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $48.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
Most store leases include tenant allowances from landlords, rent escalation clauses and/or contingent rent provisions. Certain leases provide for additional rent based on a percentage of sales and annual rent increases generally based upon the Consumer Price Index. In addition, most of our store leases are net leases, which typically require us to be responsible for certain property operating expenses, including property taxes, insurance, common area maintenance, in addition to base rent. Many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in the lease. For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a straight-line basis. Leases with terms of 12 months or less are expensed as incurred and not reported on the Consolidated Balance Sheets. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when the achievement of the specified sales that triggers the contingent rent is probable.
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
Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. We incurred rent expense of $2.1 million, in each of the fiscal years 2024, 2023 and 2022, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.6 million, $0.6 million, and $0.5 million in fiscal years 2024, 2023 and 2022, respectively, related to this lease. The lease deposits were $0.2 million, as of both fiscal years ended February 1, 2025 and February 3, 2024, and are included as a component of other assets on the Consolidated Balance Sheets. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the annual change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com fulfillment center. We incurred rent expense of $1.5 million in each of the fiscal years 2024, 2023 and 2022, related to this lease. The lease deposits were $0.7 million, as of both fiscal years ended February 1, 2025 and February 3, 2024, and are included as a component of other assets on the Consolidated Balance Sheets. The lease payment adjusts annually based upon the greater of 5% or the annual change in the LAARUCPI. The lease began on November 1, 2011, and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. We received sublease income of $94.6 thousand, $90.1 thousand, and $85.8 thousand in fiscal years 2024, 2023, and 2022, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities as of February 1, 2025 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2025	$4,244	$58,773	$63,017	$99
2026	4,411	43,008	47,419	105
2027	4,167	33,406	37,573	—
2028	2,251	23,400	25,651	—
2029	2,363	16,663	19,026	—
Thereafter	4,710	32,163	36,873	—
Total minimum lease payments	22,146	207,413	229,559	204
Less: Amount representing interest	2,879	32,813	35,692	—
Present value of operating lease liabilities	$19,267	$174,600	$193,867	$204
Lease expense for fiscal years 2024, 2023 and 2022 was as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025			February 3, 2024			January 28, 2023
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$66,837	$1,429	$68,266	$64,868	$1,403	$66,271	$63,252	$1,317	$64,569
Variable lease expense	14,875	42	14,917	19,271	70	19,341	16,605	44	16,649
Total lease expense	$81,712	$1,471	$83,183	$84,139	$1,473	$85,612	$79,857	$1,361	$81,218

Supplemental lease information for the fiscal year ended February 1, 2025, February 3, 2024 and January 28, 2023 was as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$73,018	$71,751	$69,839
Weighted average remaining lease term (in years)	4.93 years	5.42 years	5.71 years
Weighted average interest rate (1)	6.68%	6.63%	6.33%
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
Purchase Obligations
At February 1, 2025, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $4.5 million, payable as follows: $2.1 million in fiscal 2025, $1.0 million in fiscal 2026, $0.7 million in fiscal 2027, and $0.7 million in fiscal 2028. The amounts purchased, related to these agreements, was as follows: $2.4 million in fiscal 2024, $1.9 million in fiscal 2023, and $0.5 million in fiscal 2022.
Legal Proceedings
From time to time, we may become involved in lawsuits and other claims arising in our ordinary course of business. We establish loss provisions for matters in which losses are probable and can be reasonably estimated. For some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of the uncertainties related to the occurrence, amount and range of loss on any pending litigation or claim. Because of the unpredictable nature of these matters, we cannot provide any assurances regarding the outcome of any litigation or claim to which we are a party or that the ultimate outcome of any of the matters threatened or pending against us will not have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these consolidated financial statements, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our consolidated results of operations or financial position.
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
As of February 1, 2025 and February 3, 2024, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	February 1, 2025			February 3, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$20,685	$—	$—	$45,672	$—	$—
Marketable securities:
Commercial paper	$—	$20,068	$—	$—	$44,510	$—
(1) Excludes cash of $0.4 million and $1.4 million as of fiscal 2024, and 2023, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease ROU assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of $4.4 million, $3.4 million, and $17.1 thousand in fiscal years 2024, 2023 and 2022, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
	($ in thousands)
Carrying value of assets with impairment	$21,490	$11,203	$17
Fair value of assets impaired	$17,124	$7,772	$—
Number of stores tested for impairment	73	45	14
Number of stores with impairment	36	27	4
Note 12: Share-Based Compensation
The Tilly's, Inc. Second Amended and Restated 2012 Equity and Incentive Award Plan (the "2012 Plan") authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of February 1, 2025, there were 1,284,123 shares available for future issuance under the 2012 Plan.
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

The following table summarizes our stock option activity for fiscal year 2024:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
				($ in thousands)
Outstanding at February 3, 2024	2,447,247	$8.34
Granted	601,000	$6.34
Exercised	(71,066)	$4.13
Forfeited	(389,875)	$6.69
Expired	(486,411)	$10.18
Outstanding at February 1, 2025	2,100,895	$7.79	6.8	$93
Exercisable at February 1, 2025	1,069,645	$8.56	5.0	$51

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $4.33 at February 1, 2025.
The total intrinsic value of options exercised in fiscal years 2024, 2023 and 2022 was $0.2 million, $0.3 million and $0.2 million, respectively.
The total fair value of options vested in fiscal years 2024, 2023 and 2022 was $1.8 million, $2.5 million and $1.8 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2024, 2023 and 2022 was $0.3 million, $0.4 million and $0.2 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2024, 2023 and 2022 was $0.2 million, $0.1 million and less than $0.1 million, respectively.
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
The fair values of stock options granted in fiscal years 2024, 2023 and 2022 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Weighted average grant-date fair value per option granted	$3.45	$3.52	$4.94
Expected option term (1)	5.6 years	5.5 years	5.2 years
Expected volatility factor (2)	54.9%	56.3%	58.6%
Risk-free interest rate (3)	4.3%	4.0%	2.4%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of February 1, 2025 and changes during fiscal year 2024 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 3, 2024	87,525	$6.86
Granted	61,184	$5.23
Vested	(56,990)	$7.02
Nonvested at February 1, 2025	91,719	$5.67
The weighted-average grant-date fair value of restricted stock granted during the years ended February 3, 2024 and January 28, 2023 was $6.55 and $7.56, respectively.
The total fair value of restricted stock vested was $0.3 million in each of the fiscal years 2024, 2023 and 2022.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of goods sold	$335	$295	$269
Selling, general and administrative expenses	1,722	1,923	1,998
Total share-based compensation	2,057	2,218	2,267
Less: Income tax benefit	—	—	(496)
Total share-based compensation, net of tax	$2,057	$2,218	$1,771
At February 1, 2025, there was $3.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.4 years.
Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. The Company did not make any matching contributions to the 401(k) Plan in fiscal 2024 or 2023 and made matching contributions of $1.2 million in fiscal 2022.
Note 14: Income Taxes
The components of income tax expense for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current:
Federal	$—	$83	$(8)
State	217	245	622
	217	328	614
Deferred:
Federal	—	4,882	2,308
State	—	3,499	568
	—	8,381	2,876
Total income tax expense	$217	$8,709	$3,490

A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2024, 2023 and 2022 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Federal taxes at statutory rate	$(9,663)	$(5,414)	$2,764
State and local income taxes, net of federal benefit	(2,270)	(1,309)	754
Nondeductible executive compensation	(210)	103	100
Enhanced contribution deduction	(202)	(177)	(147)
Tax credits	(132)	(185)	(231)
Share-based compensation discrete items (1)	434	54	101
Return to provision adjustments	51	9	220
Other	137	233	(71)
Change in valuation allowance	12,072	15,395	—
Total income tax expense	$217	$8,709	$3,490
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
Significant components of deferred tax assets and liabilities as of February 1, 2025 and February 3, 2024 were as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liabilities	$50,661	$60,821
Net operating loss carryforwards	13,932	5,305
Inventories	3,461	2,441
Share-based compensation	1,434	1,324
Accrued expenses	1,381	1,342
Deferred revenue	1,336	1,272
Compensation and benefits	601	573
Other	2,278	1,520
Total deferred tax assets	75,084	74,598
Less: valuation allowance	(27,528)	(15,395)
Deferred tax assets, net of valuation allowance	47,556	59,203

Deferred tax liabilities:
Operating lease assets	(42,033)	(51,948)
Property and equipment	(3,885)	(5,935)
Prepaid expenses	(1,585)	(1,132)
Marketable securities	(53)	(188)
Total deferred tax liabilities	(47,556)	(59,203)

Net deferred tax asset	$—	$—

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. Based on management's current estimates, management believes that our projected future taxable income will not be sufficient to substantiate that our net deferred tax assets are realizable at a more-likely-than-not level.
On the basis of this evaluation, as of February 1, 2025 and February 3, 2024, a valuation allowance of $27.5 million and $15.4 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of deferred tax asset considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability.
As of February 1, 2025 we had federal and state net operating loss ("NOL") carryforwards of $53.0 million and $45.6 million respectively. Federal NOL carryforwards totaling $53.0 million generated after 2017 may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $45.6 million begin to expire in 2029, unless previously utilized.
Utilization of the Company's NOL carryforwards may be subject to substantial annual limitations in the event a cumulative ownership change has occurred, or that could occur in the future, as required by Section 382 of the Code. In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction, or series of transactions over a three-year period, resulting in an ownership change of more than 50% of the outstanding common stock of a company by certain stockholders or public groups. Such an ownership change may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If ownership changes have occurred or occur in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding offset to valuation allowance. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss carryforwards and does not expect this analysis to be completed within the next twelve months.
Uncertain Tax Positions
As of February 1, 2025 and February 3, 2024, there were no material unrecognized tax positions. We do not anticipate that there will be a material change in the balance of the unrecognized tax positions in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2024, 2023 and 2022.
We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2021 through 2023 remain subject to examination for federal tax purposes and fiscal years 2020 through 2023 remain subject to examination in significant state tax jurisdictions.
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
The components of basic and diluted (loss) earnings per share of Class A and Class B common stock, in aggregate, for fiscal years 2024, 2023 and 2022 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net (loss) income	$(46,229)	$(34,492)	$9,677
Weighted average basic shares outstanding	30,028	29,848	30,115
Dilutive effect of stock options and restricted stock	—	—	208
Weighted average shares for diluted (loss) earnings per share	30,028	29,848	30,323
Basic (loss) earnings per share of Class A and Class B common stock	$(1.54)	$(1.16)	$0.32
Diluted (loss) earnings per share of Class A and Class B common stock	$(1.54)	$(1.16)	$0.32

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
The following stock options and restricted stock have been excluded from the calculation of diluted (loss) earnings per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Stock options	1,848	2,110	1,317
Restricted stock	—	—	10
Total	1,848	2,110	1,327
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. One of the Company’s co-founders is also the founder and President of TLC. In each of fiscal 2024, 2023 and 2022, our Board of Directors approved annual financial support for TLC of $200,000.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to TLC, a related party and a charitable organization.
Note 17: Stockholders' Equity
Short Swing Profit Settlement
During fiscal 2022, Fund 1 Investments, LLC ("Fund 1"), on behalf of itself and its affiliated funds, transferred cash proceeds of $0.7 million to the Company to fulfill obligations deriving from the short swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934. These obligations related to Fund 1's trading activity in the Company's common stock. The cash proceeds were recorded to additional paid-in capital on the Consolidated Balance Sheet and the Consolidated Statement of Stockholders' Equity and were reflected in financing activities on the Consolidated Statement of Cash Flows as of the fiscal year ended January 28, 2023.
Note 18: Share Repurchase Program
On March 14, 2022, our Board of Directors authorized a one-year share repurchase program, pursuant to which we were authorized to repurchase up to 2,000,000 shares of our Class A common stock through March 14, 2023, in open market transactions through a broker-dealer at prevailing market prices, in block trades or by any other means in accordance with federal securities laws. During fiscal 2022, we repurchased 1,258,330 shares of our Class A common stock at a weighted average price of $8.63 per share for a total of $10.9 million under the program.
Note 19: Segment Information
Tillys operates in one, consolidated operating and reportable segment, which is as a retailer of casual apparel, footwear, accessories, and hardgoods (the "retail segment"). Our chief operating decision maker ("CODM") is our Co-Founder, Executive Chairman of the Board of Directors, President and Chief Executive Officer. Our CODM reviews financial information on a consolidated basis for the purposes of evaluating financial performance, allocating resources and making operational decisions.
The retail segment derives revenues from our stores located in a variety of retail centers in the United States and via our website. We identified one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics.
The CODM measures performance for the segment primarily based on operating (loss) income. The CODM uses operating (loss) income to evaluate operating performance and determine allocation of resources to attempt to drive improved performance.

The measure of segment assets is reported as total assets on the Consolidated Balance Sheet. The accounting policies of the retail segment are the same as those described in "Note 2: Summary of Significant Accounting Policies".
Financial information, including segment revenue, significant expenses, and operating (loss) income for fiscal years 2024, 2023 and 2022 were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net sales	$569,453	$623,083	$672,280
Product COGS (1)	268,985	303,830	317,785
Occupancy (2)	101,002	103,942	99,626
Other COGS (3)	49,769	49,654	52,121
Gross profit	149,697	165,657	202,748
Store payroll	77,292	77,172	76,096
Marketing	23,996	24,407	23,157
Other selling costs (4)	38,900	37,697	39,918
Office costs (5)	59,358	57,363	52,390
Operating (loss) income	(49,849)	(30,982)	11,187
Other income, net	3,837	5,199	1,980
Income tax expense	217	8,709	3,490
Net (loss) income	$(46,229)	$(34,492)	$9,677
(1) Product COGS consists of branded and private label merchandise costs, including design, sourcing, and inbound freight costs.
(2) Occupancy consists of store operating lease charges and depreciation.
(3) Other COGS consists of buying, and distribution costs, including but not limited to outbound shipping costs, buying and distribution payroll and related benefits, depreciation, and temporary labor.
(4) Other selling costs consists primarily of e-com fulfillment labor, credit card processing fees, store supplies and equipment, and other store services.
(5) Office costs consists primarily of corporate office payroll and related benefits, computer services, non-cash asset impairment charges, consulting and professional services, and insurance.
Note 20: Subsequent Event
On March 25, 2025, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association, as lender, to extend the maturity date thereunder to June 25, 2027.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of February 1, 2025 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of February 1, 2025.
Our internal control over financial reporting as of February 1, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
Management has determined that, as of February 1, 2025, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Tilly’s, Inc.’s (the “Company’s”) internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated April 10, 2025 expressed an unqualified opinion thereon.
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
April 10, 2025

Item 9B. Other Information
Director and Officer Trading Arrangements
During the fiscal quarter ended February 1, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading agreement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted insider trading policies and procedures applicable to its directors, officers, and employees, that the Company believes are reasonably designed to promote compliance with insider trading laws, and regulations, and the listing standards of the New York Stock Exchange. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended February 1, 2025 (the “2025 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2025 Proxy Statement.

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

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the Securities and Exchange Commission on March 7, 2024)

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
Form of Tilly’s, Inc. Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2015)

10.9
Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated as of September 21, 2007 (10 and 12 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-175299), filed on July 1, 2011)

10.10
First Amendment to Amended and Restated Office and Warehouse Lease between Shaked Holdings, LLC and World of Jeans & Tops, dated December 21, 2017 (incorporated by reference to Exhibit 10.2.1 to the Registrant's Annual Report on Form 10-K for the period ended February 3, 2018)

10.11
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated September 2, 2011 (11 Whatney, Irvine, California) (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on September 7, 2011)

10.12
First Amendment to Office Lease Between Amnet Holdings, LLC and World of Jeans & Tops, dated June 30, 2022 (11 Whatney. Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on September 2, 2022)

10.13
Office and Warehouse Lease between Amnet Holdings, LLC and World of Jeans & Tops, dated November 1, 2011 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-175299), filed on March 23, 2012)

10.14
First Amendment to Lease between Amnet Holdings and World of Jeans & Tops, dated as of October 21, 2021 (17 Pasteur, Irvine, California) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on December 7, 2021)

10.15#
Offer Letter between Tilly's, Inc. and Michael Henry dated May 12, 2015 entered into on May 19, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 1, 2015)

10.16#
Credit Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

10.17
Security Agreement, dated April 27, 2023, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

10.18
Guaranty, dated April 27, 2023, of Tillys, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2023)

10.19
Employment Separation and Release Agreement, Dated February 15, 2024, between Edmond Thomas and Tilly's Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 15, 2024)

10.20#
Separation and Release Agreement, dated November 8, 2024, between Laura Janney and Tilly’s, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 15, 2024)

10.21#	Promotion Letter between Tilly’s, Inc. and Michael Cingolani, dated November 8, 2024

10.22#
First Amendment to Credit Agreement, dated March 25, 2025, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 27, 2025)

19.1	Insider Trading Policy of Tilly's, Inc.

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24.1+	Power of Attorney

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1*	Tilly's, Inc. Policy for Recovery of Erroneously Awarded-Compensation

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2024. formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024; (ii) Consolidated Statements of Operations for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023; (v) Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended February 1, 2025, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.
+    Included on signature page

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2025.

Tilly’s, Inc.

/s/ Hezy Shaked
Hezy Shaked
Co-Founder, Executive Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael L. Henry
Michael L. Henry
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Hezy Shaked and Michael L. Henry, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on April 10, 2025.

Signature	Title

/s/ Hezy Shaked	Co-Founder, Executive Chairman, President and Chief Executive Officer (Principal Executive Officer)
Hezy Shaked

/s/ Michael L. Henry	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Michael L. Henry

/s/ Teresa Aragones	Director
Teresa Aragones

/s/ Erin Chin	Director
Erin Chin

/s/ Doug Collier	Director
Doug Collier

/s/ Seth Johnson	Director
Seth Johnson

/s/ Janet Kerr	Director
Janet Kerr

/s/ Michael Relich	Director
Michael Relich