Form 10-Q
period 2025-05-03
TILLY'S, INC.
filed 2025-06-05
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
As of June 3, 2025, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	22,845,799
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 3, 2025

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
•most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions, including tariffs;
•our ability to adapt to changing trends in traffic for our stores and changes in our customers' purchasing patterns;
•our ability to identify and respond to new and changing customer fashion preferences and fashion-related trends;
•our ability to secure desirable lease arrangements and other economics to improve our profitability;
•our ability to successfully open new stores, profitably operate our existing stores, and/or to cost-effectively close unprofitable stores ahead of natural lease expirations;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
ASSETS
Current assets:
Cash and cash equivalents	$27,231	$21,056	$19,880
Marketable securities	9,973	25,653	48,142
Receivables	4,914	4,094	7,135
Merchandise inventories	75,572	69,178	78,535
Prepaid expenses and other current assets	9,297	10,979	9,742
Total current assets	126,987	130,960	163,434
Operating lease assets	167,369	169,805	199,613
Property and equipment, net	37,876	40,139	45,442
Other assets	1,919	1,559	1,522
TOTAL ASSETS	$334,151	$342,463	$410,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,778	$11,120	$22,013
Accrued expenses	12,317	12,750	12,712
Deferred revenue	13,305	14,116	14,127
Accrued compensation and benefits	7,537	9,418	8,457
Current portion of operating lease liabilities	47,931	48,384	52,662
Current portion of operating lease liabilities, related party	3,501	3,423	3,194
Other liabilities	141	172	253
Total current liabilities	116,510	99,383	113,418
Noncurrent portion of operating lease liabilities	123,452	126,216	151,875
Noncurrent portion of operating lease liabilities, related party	14,937	15,844	18,438
Other liabilities	137	149	278
Total long-term liabilities	138,526	142,209	170,591
Total liabilities	255,036	241,592	284,009
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 22,846, 22,846 and 22,751 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	175,269	174,829	173,197
Accumulated deficit	(96,343)	(74,191)	(47,583)
Accumulated other comprehensive income	159	203	358
Total stockholders’ equity	79,115	100,871	126,002
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$334,151	$342,463	$410,011

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$107,611	$115,856

Cost of goods sold (includes buying, distribution, and occupancy costs)	85,394	90,612
Rent expense, related party	932	931
Total cost of goods sold (includes buying, distribution, and occupancy costs)	86,326	91,543
Gross profit	21,285	24,313

Selling, general and administrative expenses	43,841	44,968
Rent expense, related party	133	133
Total selling, general, and administrative expenses	43,974	45,101

Operating loss	(22,689)	(20,788)
Other income, net	398	1,154
Loss before income taxes	(22,291)	(19,634)
Income tax benefit	(139)	(13)
Net loss	$(22,152)	$(19,621)
Basic net loss per share of Class A and Class B common stock	$(0.74)	$(0.65)
Diluted net loss per share of Class A and Class B common stock	$(0.74)	$(0.65)
Weighted average basic shares outstanding	30,060	29,962
Weighted average diluted shares outstanding	30,060	29,962
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net loss	$(22,152)	$(19,621)
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(44)	35
Other comprehensive (loss) income, net of tax	(44)	35
Comprehensive loss	$(22,196)	$(19,586)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
Net loss	—	—	—	—	(22,152)	—	(22,152)
Share-based compensation expense	—	—	—	440	—	—	440
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	(44)
Balance at May 3, 2025	22,846	7,306	$30	$175,269	$(96,343)	$159	$79,115

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(19,621)	—	(19,621)
Share-based compensation expense	—	—	—	566	—	—	566
Employee stock option exercises	37	—	—	153	—	—	153
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	35	35
Balance at May 4, 2024	22,751	7,306	$30	$173,197	$(47,583)	$358	$126,002

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net loss	$(22,152)	$(19,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,828	3,095
Share-based compensation expense	440	566
Impairment of assets	1,008	1,663
(Gain) loss on disposal of assets	15	(16)
Gain on maturities of marketable securities	(180)	(708)
Changes in operating assets and liabilities:
Receivables	(740)	(822)
Merchandise inventories	(6,394)	(15,376)
Prepaid expenses and other assets	1,559	2,690
Accounts payable	20,658	7,480
Accrued expenses	176	14
Accrued compensation and benefits	(1,881)	(1,445)
Operating lease liabilities	(2,602)	(2,254)
Deferred revenue	(811)	(830)
Other liabilities	(43)	(126)
Net cash used in operating activities	(8,119)	(25,690)

Cash flows from investing activities:
Purchases of marketable securities	—	(29,496)
Purchases of property and equipment	(1,522)	(2,137)
Proceeds from maturities of marketable securities	15,816	30,000
Proceeds from sale of property and equipment	—	23
Net cash provided by (used in) investing activities	14,294	(1,610)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	153
Net cash provided by financing activities	—	153

Change in cash and cash equivalents	6,175	(27,147)
Cash and cash equivalents, beginning of period	21,056	47,027
Cash and cash equivalents, end of period	$27,231	$19,880

Supplemental disclosures of cash flow information:
Income taxes refunded	$(92)	$(14)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$67	$724
Operating lease liabilities arising from obtaining operating lease assets	$11,756	$9,886

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 238 stores, in 33 states as of May 3, 2025. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen-week period ended May 3, 2025 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 ("fiscal 2024").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2025 refer to the fiscal year ending January 31, 2026. References to the fiscal quarters or first three months ended May 3, 2025 and May 4, 2024 refer to the thirteen week periods ended as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Retail stores	$85,912	$92,822
E-com	21,699	23,034
Total net sales	$107,611	$115,856
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Mens	36%	36%
Womens	31%	31%
Footwear	13%	13%
Accessories	12%	12%
Boys	4%	4%
Girls	4%	4%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Third-party	63%	66%
Proprietary	37%	34%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 3, 2025, February 1, 2025 and May 4, 2024, our reserve for sales returns was $1.3 million, $1.2 million and $1.5 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.8 million, $9.5 million and $9.4 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.3 million and $2.6 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. For the thirteen weeks ended May 3, 2025 and May 4, 2024, the opening gift card balance was $9.5 million and $10.2 million, respectively, of which $1.4 million and $1.7 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.6 million, $4.6 million, and $4.8 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively. The value of points redeemed through our loyalty program was $1.3 million and $1.6 million for the thirteen-weeks ended May 3, 2025 and May 4, 2024, respectively. For the thirteen weeks ended May 3, 2025 and May 4, 2024, the opening loyalty program balance was $4.6 million and $4.7 million, respectively, of which $1.2 million was recognized as revenue during each of these periods.
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
At May 3, 2025, February 1, 2025 and May 4, 2024, property and equipment consisted of the following (in thousands):

	May 3, 2025	February 1, 2025	May 4, 2024
Leasehold improvements	$156,839	$156,461	$159,933
Computer hardware and software	48,992	48,807	47,817
Furniture and fixtures	44,517	44,493	46,432
Machinery and equipment	34,068	34,029	34,662
Vehicles	2,222	2,222	2,307
Construction in progress	2,796	2,945	4,388
Property and equipment, gross	289,434	288,957	295,539
Accumulated depreciation	(251,558)	(248,818)	(250,097)
Property and equipment, net	$37,876	$40,139	$45,442
Depreciation expense related to property and equipment was $2.8 million and $3.1 million for the thirteen-weeks ended May 3, 2025 and May 4, 2024, respectively.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen-week periods ended May 3, 2025 and May 4, 2024, we incurred rent expense of $0.5 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen-week periods ended May 3, 2025 and May 4, 2024 we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen-week periods ended May 3, 2025 and May 4, 2024 we incurred rent expense of $0.4 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended May 3, 2025 and May 4, 2024 we recorded sublease income of $24.5 thousand and $23.4 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of May 3, 2025 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2025	$3,196	$46,101	$49,297	$75
2026	4,411	45,018	49,429	105
2027	4,167	34,903	39,070	—
2028	2,251	25,230	27,481	—
2029	2,363	18,382	20,745	—
Thereafter	4,710	34,240	38,950	—
Total minimum lease payments	21,098	203,874	224,972	180
Less: Amount representing interest	2,660	32,491	35,151	—
Present value of operating lease liabilities	$18,438	$171,383	$189,821	$180

As of May 3, 2025, additional operating lease liabilities that had not yet commenced were $0.9 million.

Lease expense for the thirteen-week periods ended May 3, 2025 and May 4, 2024 was as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2025			May 4, 2024
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$16,497	$341	$16,838	$16,779	$361	$17,140
Variable lease expense	3,574	12	3,586	3,706	8	3,714
Total lease expense	$20,071	$353	$20,424	$20,485	$369	$20,854
Supplemental lease information for the thirteen weeks ended May 3, 2025 and May 4, 2024 was as follows:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$17,614	$18,360
Weighted average remaining lease term (in years)	4.9 years	5.1 years
Weighted average interest rate (1)	6.82%	6.64%
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

Income Taxes
Our effective income tax rate was 0.6% of pre-tax loss, compared to 0.1% of pre-tax loss, for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. Both years' income tax rates include the continuing impact of a full, non-cash deferred tax asset valuation allowance. The income tax rate for fiscal 2025 also includes the refund of certain income tax credit carry forwards and state income tax carry back claims.
Recently Adopted Accounting Standards
In November 2023, the FASB issued Accounting Standards Update, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. This guidance was effective for us for the annual report for fiscal 2024 and subsequent interim periods and we have adopted the guidance as of the effective date on a retrospective basis. Other than the new disclosure requirements, the adoption of this guidance did not have a significant impact on our consolidated financial statements. Refer to "Note 9: Segment Information" for further information.
New Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid and other disclosures. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. Once adopted, we expect to include additional income tax disclosures as required by the new guidance. The standard will not have an impact on our consolidated financial position, results of operations and cash flows.
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

The following table summarizes our investments in marketable securities at May 3, 2025, February 1, 2025 and May 4, 2024 (in thousands):

	May 3, 2025
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$9,817	$156	$—	$9,973
Total marketable securities	$9,817	$156	$—	$9,973

	February 1, 2025
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$19,868	$200	$—	$20,068
Fixed income securities	5,585	—	—	5,585
Total marketable securities	$25,453	$200	$—	$25,653

	May 4, 2024
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$34,158	$355	$—	$34,513
Fixed income securities	13,629	—	—	13,629
Total marketable securities	$47,787	$355	$—	$48,142
We recognized gains on investments for commercial paper that matured during the thirteen-week periods ended May 3, 2025 and May 4, 2024. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Gains on investments	$216	$589
Note 4: Asset-Backed Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (as amended, the "Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. On March 25, 2025, we entered into an amendment of the Credit Agreement which extended the maturity date to June 25, 2027. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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

The unused portion of the Revolving Commitment accrues a commitment fee of 0.25% or 0.375% per annum, based on the average daily borrowing capacity under the Revolving Facility under the applicable fiscal quarter. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
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
In connection with the entry into the Credit Agreement, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of May 3, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $55.4 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
As of May 3, 2025, February 1, 2025 and May 4, 2024, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 3, 2025			February 1, 2025			May 4, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$22,919	$—	$—	$20,685	$—	$—	$18,691	$—	$—
Marketable securities:
Commercial paper	$—	$9,973	$—	$—	$20,068	$—	$—	$34,513	$—
(1) Excludes cash of $4.3 million, $0.4 million and $1.2 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $1.0 million and $1.7 million in the thirteen-weeks ended May 3, 2025 and May 4, 2024, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
	($ in thousands)
Carrying value of assets with impairment	$3,722	$3,555
Fair value of assets impaired	$2,714	$1,892
Number of stores tested for impairment	69	43
Number of stores with impairment	12	11

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Second Amended and Restated Equity and Incentive Plan, as amended in June 2020 (the "2012 Plan"), authorizes up to 6,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 3, 2025, there were 965,998 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirteen weeks ended May 3, 2025 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2025	2,100,895	$7.79
Granted	501,000	$2.19
Forfeited	(26,125)	$6.35
Expired	(146,750)	$7.46
Outstanding at May 3, 2025	2,429,020	$6.67	7.6	$—
Exercisable at May 3, 2025	1,174,520	$8.73	5.9	$—
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $1.50 at May 3, 2025.
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
The fair values of stock options granted during the thirteen weeks ended May 3, 2025 and May 4, 2024 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Weighted average grant-date fair value per option granted	$1.20	$3.68
Expected option term (1)	5.4 years	5.6 years
Weighted average expected volatility factor (2)	57.0%	54.8%
Weighted average risk-free interest rate (3)	4.0%	4.3%
Expected annual dividend yield (4)	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of May 3, 2025, and the changes since February 1, 2025:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 1, 2025	91,719	$5.67
Granted	—	—
Vested	—	—
Nonvested at May 3, 2025	91,719	$5.67
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cost of goods sold	$70	$81
Selling, general, and administrative	370	485
Total share-based compensation	$440	$566
At May 3, 2025, there was $3.2 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.6 years.
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net loss	$(22,152)	$(19,621)
Weighted average basic shares outstanding	30,060	29,962
Dilutive effect of in-the-money stock options and RSAs	—	—
Weighted average shares for diluted net loss per share	30,060	29,962
Basic net loss per share of Class A and Class B common stock	$(0.74)	$(0.65)
Diluted net loss per share of Class A and Class B common stock	$(0.74)	$(0.65)

The following stock options and restricted stock have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Stock options	2,428	2,578
Restricted stock	61	—
Total	2,489	2,578
Note 9: Segment Information
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
The CODM measures performance for the segment primarily based on operating (loss) income. The CODM uses operating (loss) income to evaluate operating performance and determine allocation of resources to seek to promote improved performance.
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet. The accounting policies of the retail segment are the same as those described in "Note 2: Summary of Significant Accounting Policies".
Financial information, including segment revenue, significant expenses, and operating loss for the thirteen week periods ended May 3, 2025 and May 4, 2024 were as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$107,611	$115,856
Product COGS (1)	51,007	55,415
Occupancy (2)	24,163	25,095
Other COGS (3)	11,156	11,033
Gross profit	21,285	24,313
Store payroll and related benefits	19,978	20,925
Marketing	5,094	4,437
Other selling costs (4)	4,624	4,719
Office costs (5)	14,278	15,020
Operating loss	(22,689)	(20,788)
Other income, net	398	1,154
Income tax benefit	(139)	(13)
Net loss	$(22,152)	$(19,621)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of May 3, 2025, we operated 238 stores in 33 states, averaging approximately 7,174 square feet per store, compared to 246 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
Known or Anticipated Trends
We believe the combined impacts of persistent inflation, potential tariffs, and concerns about a potential economic recession in the current economic environment could negatively impact consumer spending generally and our customer base, in particular, which has had and may in the future have a significant, adverse impact on our operating results and financial condition.
Inflation has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 45% of our total selling, general and administrative expense in the first quarter of fiscal 2025. Our average hourly rate for store payroll in fiscal 2025 is estimated to be approximately 35% higher than in pre-pandemic fiscal 2019 and approximately 3% higher than in fiscal 2024. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2025, particularly if we are unable to generate net sales growth.
Based on our current projections, we do not anticipate needing to initiate borrowings under our credit facility at any time during fiscal 2025. We estimate that it would take a consistent comparable net sales decrease of approximately 10% or more over the course of the remainder of fiscal 2025 to require any level of borrowing this year.
We expect our effective income tax rate to be near zero on an annual basis until such time that we are able to return to generating operating profits on a consistent basis, due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
We currently expect to close 12 stores during fiscal 2025, seven of which have already closed through May 2025, three additional closures are expected to occur in the second quarter, and two are expected to occur in the third quarter. The number of store closures during fiscal 2025 may increase by up to as many as 15 additional stores by the end of the fiscal year depending on the outcome of lease renewal negotiations with landlords.
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
Selling, General and Administrative Expenses
Our selling, general and administrative ("SG&A") expenses are comprised of store selling expenses and corporate-level general and administrative expenses. Store selling expenses include store and regional support costs, including personnel, advertising and debit and credit card processing costs, e-com receiving and processing costs and store supplies costs. General and administrative expenses include the payroll and support costs of corporate functions such as executive management, legal, accounting, information systems, human resources, impairment charges and other centralized services. Store selling expenses generally vary proportionately with net sales and store growth. In contrast, general and administrative expenses are generally not directly proportional to net sales and store growth but may be expected to increase over time to support the needs of our company. SG&A expenses as a percentage of net sales are usually higher in lower volume periods and lower in higher volume periods.
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Statements of Operations Data:
Net sales	$107,611	$115,856
Cost of goods sold	85,394	90,612
Rent expense, related party	932	931
Total cost of goods sold	86,326	91,543
Gross profit	21,285	24,313
Selling, general and administrative expenses	43,841	44,968
Rent expense, related party	133	133
Total selling, general and administrative expenses	43,974	45,101
Operating loss	(22,689)	(20,788)
Other income, net	398	1,154
Loss before income taxes	(22,291)	(19,634)
Income tax benefit	(139)	(13)
Net loss	$(22,152)	$(19,621)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	79.4%	78.2%
Rent expense, related party	0.9%	0.8%
Total cost of goods sold	80.2%	79.0%
Gross profit	19.8%	21.0%
Selling, general and administrative expenses	40.7%	38.8%
Rent expense, related party	0.1%	0.1%
Total selling, general and administrative expenses	40.9%	38.9%
Operating loss	(21.1)%	(17.9)%
Other income, net	0.4%	1.0%
Loss before income taxes	(20.7)%	(16.9)%
Income tax benefit	(0.1)%	0.0%
Net loss	(20.6)%	(16.9)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Operating Data:
Stores operating at end of period	238	246
Comparable store net sales change (1)	(7.0)%	(9.4)%
Total square feet at end of period (in '000s)	1,707	1,784
Average net sales per physical store (in '000s) (2)	$353	$373
Average net sales per square foot (2)	$49	$51
E-com net sales (in '000s) (3)	$21,699	$23,034
E-com net sales as a percentage of net sales	20.2%	19.9%
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
First Quarter (13 Weeks) Ended May 3, 2025 Compared to First Quarter (13 Weeks) Ended May 4, 2024
Net Sales
Total net sales were $107.6 million, a decrease of 7.1%. Total comparable net sales, including both physical stores and e-com, decreased by 7.0% relative to the comparable 13-week period ended May 4, 2024.
•Net sales from physical stores were $85.9 million, a decrease of 7.4%. Comparable store net sales decreased 7.1% relative to the comparable 13-week period ended May 4, 2024. Net sales from physical stores represented 79.8% of total net sales this year compared to 80.1% total net sales last year. We ended the first quarter with 238 total stores compared to 246 total stores at the end of the first quarter last year.
•E-com net sales were $21.7 million, a decrease of 5.8%. E-com net sales decreased 6.6% relative to the comparable 13-week period ended May 4, 2024. E-com net sales represented 20.2% of total net sales this year compared to 19.9% of total net sales last year.
Gross Profit
Gross profit was $21.3 million, or 19.8% of net sales, compared to $24.3 million, or 21.0% of net sales, last year. Product margins improved by 40 basis points primarily due to improved initial markups, partially offset by increased inventory valuation reserves. Buying, distribution, and occupancy costs deleveraged by 160 basis points collectively, despite being $0.8 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year.
Selling, General and Administrative Expenses
SG&A expenses were $44.0 million, or 40.9% of net sales, compared to $45.1 million, or 38.9% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.5%	$(0.9)	Decrease in store payroll and related benefits.
(0.3)%	(0.5)	Decrease in non-cash impairment and other asset write-off charges.
0.9%	0.7	Increase in marketing expenses.
0.8%	(0.4)	Net change from all other SG&A expenses.
1.9%	$(1.1)	Total

Operating Loss
Operating loss was $22.7 million, or 21.1% of net sales, compared to $20.8 million, or 17.9% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Benefit
Income tax benefit was $0.1 million, or 0.6% of pre-tax loss, compared to $13 thousand, or 0.1% of pre-tax loss, last year. Both period's income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance. The income tax benefit for the first quarter of fiscal 2025 also includes the refund of certain income tax credit carry forwards and state income tax carry back claims.
Net Loss and Loss Per Share
Net loss was $22.2 million, or $0.74 net loss per share, compared to $19.6 million, or $0.65 net loss per share, last year.
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
Working Capital
Working capital at May 3, 2025, was $10.5 million compared to $31.6 million at February 1, 2025, a decrease of $21.1 million. The primary changes in our working capital during the first quarter of fiscal 2025 were as follows:

$ millions	Description
$31.6	Working capital at February 1, 2025
(14.3)	Decrease primarily due to an increase in accounts payable, net of merchandise inventories.
(9.5)	Decrease in cash, cash equivalents, and marketable securities primarily due to lower net sales.
2.7	Net change from all other changes in current assets and current liabilities.
$10.5	Working capital at May 3, 2025
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks ended May 3, 2025 compared to the thirteen weeks ended May 4, 2024 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net cash used in operating activities	$(8,119)	$(25,690)
Net cash provided by (used in) investing activities	14,294	(1,610)
Net cash provided by financing activities	—	153
Net change in cash and cash equivalents	$6,175	$(27,147)
Net Cash Used in Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $8.1 million this year compared to $25.7 million last year. The $17.6 million decrease in net cash used in operating activities compared to last year was primarily due to a decrease in merchandise inventory balances and an increase in related accounts payable as a result of efficient management of merchandise inventories and timing of payments, respectively.
Net Cash Provided by (Used in) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $14.3 million this year compared to net cash used of $1.6 million last year. Net cash provided by investing activities in the first quarter of fiscal 2025 consisted of maturities of marketable securities of $15.8 million, partially offset by capital expenditures totaling $1.5 million. Net cash used in investing activities in the first quarter of fiscal 2024 consisted of purchases of marketable securities of $29.5 million and capital expenditures totaling $2.1 million, partially offset by maturities of marketable securities of $30.0 million.
Net Cash Provided by Financing Activities
Financing activities primarily consist of proceeds from employee exercises of stock options.
Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (as amended, the “Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. On March 25, 2025, we entered into an amendment of the Credit Agreement which extended the maturity date to June 25, 2027. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
The unused portion of the Revolving Commitment accrues a commitment fee of 0.25% or 0.375% per annum, based on the average daily borrowing capacity under the Revolving Facility under the applicable fiscal quarter. Borrowings under the Revolving Facility bear interest at a rate per annum that ranges from the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment (equal to 10 basis points for one- and three-month term SOFR) plus 1.50% to 2.00%, or a base rate (as calculated in accordance with the Credit Agreement) (the “Base Rate”) plus 0.50% to 1.00%, based on the average daily borrowing capacity under the Revolving Facility over the applicable fiscal quarter. We are allowed to elect to apply either SOFR or Base Rate interest to borrowings at our discretion, other than in the case of swing line loans, to which the Base Rate shall apply.
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
In connection with the entry into the Credit Agreement, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of May 3, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $55.4 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
Contractual Obligations
As of May 3, 2025, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 3, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 3, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended May 3, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Report, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for a detailed discussion of the risks that affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 5. Other Information
During the quarterly period ended May 3, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#
First Amendment to Credit Agreement, dated March 25, 2025, by and among World of Jeans & Tops, Tilly's Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 27, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	June 5, 2025	/s/ Hezy Shaked
Hezy Shaked
Co-Founder, Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 5, 2025	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)