Form 10-Q
period 2025-08-02
TILLY'S, INC.
filed 2025-09-04
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 2, 2025, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,167,562
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 2, 2025

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$50,680	$21,056	$36,749
Marketable securities	—	25,653	39,947
Receivables	10,410	4,094	13,176
Merchandise inventories	81,229	69,178	95,011
Prepaid expenses and other current assets	8,251	10,979	9,539
Total current assets	150,570	130,960	194,422
Operating lease assets	157,342	169,805	188,711
Property and equipment, net	35,844	40,139	44,612
Other assets	1,775	1,559	1,452
TOTAL ASSETS	$345,531	$342,463	$429,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,703	$11,120	$42,961
Accrued expenses	19,327	12,750	20,011
Deferred revenue	13,004	14,116	13,615
Accrued compensation and benefits	10,121	9,418	11,488
Current portion of operating lease liabilities	44,832	48,384	51,414
Current portion of operating lease liabilities, related party	3,581	3,423	3,269
Other liabilities	119	172	270
Total current liabilities	132,687	99,383	143,028
Noncurrent portion of operating lease liabilities	116,205	126,216	141,565
Noncurrent portion of operating lease liabilities, related party	14,015	15,844	17,596
Other liabilities	124	149	235
Total long-term liabilities	130,344	142,209	159,396
Total liabilities	263,031	241,592	302,424
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,168, 22,846 and 22,846 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	175,648	174,829	173,939
Accumulated deficit	(93,178)	(74,191)	(47,652)
Accumulated other comprehensive income	—	203	456
Total stockholders’ equity	82,500	100,871	126,773
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$345,531	$342,463	$429,197

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$151,256	$162,867	$258,867	$278,723

Cost of goods sold (includes buying, distribution, and occupancy costs)	101,222	112,013	186,616	202,625
Rent expense, related party	932	934	1,864	1,865
Total cost of goods sold (includes buying, distribution, and occupancy costs)	102,154	112,947	188,480	204,490
Gross profit	49,102	49,920	70,387	74,233

Selling, general and administrative expenses	46,291	50,648	90,132	95,616
Rent expense, related party	133	131	266	264
Total selling, general, and administrative expenses	46,424	50,779	90,398	95,880

Operating income (loss)	2,678	(859)	(20,011)	(21,647)
Other income, net	446	786	844	1,940
Income (loss) before income taxes	3,124	(73)	(19,167)	(19,707)
Income tax benefit	(41)	(4)	(180)	(17)
Net income (loss)	$3,165	$(69)	$(18,987)	$(19,690)
Basic net income (loss) per share of Class A and Class B common stock	$0.11	$(0.00)	$(0.63)	$(0.66)
Diluted net income (loss) per share of Class A and Class B common stock	$0.10	$(0.00)	$(0.63)	$(0.66)
Weighted average basic shares outstanding	30,091	30,029	30,075	29,995
Weighted average diluted shares outstanding	30,266	30,029	30,075	29,995
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss)	$3,165	$(69)	$(18,987)	$(19,690)
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(159)	98	(203)	133
Other comprehensive (loss) income, net of tax	(159)	98	(203)	133
Comprehensive income (loss)	$3,006	$29	$(19,190)	$(19,557)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 3, 2025	22,846	7,306	$30	$175,269	$(96,343)	$159	$79,115
Net income	—	—	—	—	3,165	—	3,165
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Share-based compensation expense	—	—	—	379	—	—	379
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(159)	(159)
Balance at August 2, 2025	23,168	7,306	$30	$175,648	$(93,178)	$—	$82,500

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 4, 2024	22,751	7,306	$30	$173,197	$(47,583)	$358	$126,002
Net loss	—	—	—	—	(69)	—	(69)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	602	—	—	602
Employee stock option exercises	34	—		140	—	—	140
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	98	98
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
Net loss	—	—	—	—	(18,987)	—	(18,987)
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Share-based compensation expense	—	—	—	819	—	—	819
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(203)	(203)
Balance at August 2, 2025	23,168	7,306	$30	$175,648	$(93,178)	$—	$82,500

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(19,690)	—	(19,690)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,167	—	—	1,167
Employee stock option exercises	71	—	—	294	—	—	294
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	133	133
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net loss	$(18,987)	$(19,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,606	6,305
Insurance proceeds from casualty loss	—	131
Share-based compensation expense	819	1,167
Impairment of assets	1,134	2,499
Loss (gain) on disposal of assets	18	(35)
Gain on maturities of marketable securities	(363)	(1,121)
Changes in operating assets and liabilities:
Receivables	(6,054)	(6,863)
Merchandise inventories	(12,051)	(31,983)
Prepaid expenses and other assets	2,599	3,003
Accounts payable	30,570	28,436
Accrued expenses	6,927	7,048
Accrued compensation and benefits	703	1,586
Operating lease liabilities	(3,869)	(4,112)
Deferred revenue	(1,112)	(1,342)
Other liabilities	(90)	(232)
Net cash provided by (used in) operating activities	5,850	(15,203)

Cash flows from investing activities:
Purchases of marketable securities	—	(39,290)
Purchases of property and equipment	(2,051)	(4,625)
Proceeds from maturities of marketable securities	25,816	48,500
Proceeds from sale of property and equipment	9	23
Insurance proceeds from casualty loss	—	23
Net cash provided by investing activities	23,774	4,631

Cash flows from financing activities:
Proceeds from exercise of stock options	—	294
Net cash provided by financing activities	—	294

Increase (decrease) in cash and cash equivalents	29,624	(10,278)
Cash and cash equivalents, beginning of period	21,056	47,027
Cash and cash equivalents, end of period	$50,680	$36,749

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$(168)	$71
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$338	$982
Operating lease liabilities arising from obtaining operating lease assets	$15,089	$12,660

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 232 stores, in 33 states as of August 2, 2025. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended August 2, 2025 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 ("fiscal 2024").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2025 refer to the fiscal year ending January 31, 2026. References to the fiscal quarters or first halves ended August 2, 2025 and August 3, 2024 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Retail stores	$122,737	$132,334	$208,649	$225,156
E-com	28,519	30,533	50,218	53,567
Total net sales	$151,256	$162,867	$258,867	$278,723
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Mens	33%	33%	34%	34%
Womens	29%	30%	30%	30%
Accessories	15%	16%	14%	14%
Footwear	12%	11%	12%	12%
Girls	6%	5%	5%	5%
Boys	5%	5%	5%	5%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Third-party	63%	66%	63%	66%
Proprietary	37%	34%	37%	34%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of August 2, 2025, February 1, 2025 and August 3, 2024, our reserve for sales returns was $3.0 million, $1.2 million and $3.4 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.2 million, $9.5 million and $8.8 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.3 million and $2.6 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. For the thirteen weeks ended August 2, 2025 and August 3, 2024, the opening gift card balance was $8.8 million and $9.4 million, respectively, of which $0.9 million and $1.1 million, respectively, were recognized as revenue during these periods. Revenue recognized from gift cards was $4.5 million and $5.2 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the opening gift card balance was $9.5 million and $10.2 million, respectively, of which $2.4 million and $2.8 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.6 million, $4.6 million, and $4.8 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively. The value of points redeemed through our loyalty program was $1.8 million and $2.1 million for the thirteen-weeks ended August 2, 2025 and August 3, 2024, respectively. For the thirteen weeks ended August 2, 2025 and August 3, 2024, the opening loyalty program balance was $4.6 million and $4.8 million, respectively, of which $1.5 million and $1.6 million, respectively were recognized as revenue during these periods. The value of points redeemed through our loyalty program was $3.1 million and $3.7 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. For the twenty-six weeks ended August 2, 2025 and August 3, 2024, the opening loyalty program balance was $4.6 million and $4.7 million, respectively, of which $2.5 million and $2.6 million, respectively were recognized as revenue during these periods.
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
At August 2, 2025, February 1, 2025 and August 3, 2024, property and equipment consisted of the following (in thousands):

	August 2, 2025	February 1, 2025	August 3, 2024
Leasehold improvements	$153,722	$156,461	$160,440
Computer hardware and software	49,141	48,807	50,846
Furniture and fixtures	43,303	44,493	46,505
Machinery and equipment	33,829	34,029	34,671
Vehicles	2,167	2,222	2,286
Construction in progress	3,045	2,945	2,911
Property and equipment, gross	285,207	288,957	297,659
Accumulated depreciation	(249,363)	(248,818)	(253,047)
Property and equipment, net	$35,844	$40,139	$44,612
Depreciation expense related to property and equipment was $2.8 million and $3.2 million for the thirteen-weeks ended August 2, 2025 and August 3, 2024, respectively. Depreciation expense related to property and equipment was $5.6 million and $6.3 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.
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

We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024, we incurred rent expense of $0.5 million and $1.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024 we incurred rent expense of $0.2 million and $0.3 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During the thirteen and twenty-six week periods ended August 2, 2025, we incurred rent expense of $0.4 million and $0.8 million related to this lease. During the thirteen and twenty-six week periods ended August 3, 2024, we incurred rent expense of $0.4 million and $0.7 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended August 2, 2025 and August 3, 2024 we recorded sublease income of $24.5 thousand and $23.4 thousand, respectively, related to this lease. During the twenty-six week periods ended August 2, 2025 and August 3, 2024 we recorded sublease income of $49.1 thousand and $46.7 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of August 2, 2025 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2025	$2,144	$30,654	$32,798	$50
2026	4,411	46,191	50,602	105
2027	4,167	35,823	39,990	—
2028	2,251	26,046	28,297	—
2029	2,363	18,748	21,111	—
Thereafter	4,710	34,687	39,397	—
Total minimum lease payments	20,046	192,149	212,195	155
Less: Amount representing interest	2,450	31,112	33,562	—
Present value of operating lease liabilities	$17,596	$161,037	$178,633	$155

As of August 2, 2025, additional operating lease liabilities that had not yet commenced were $1.8 million.

Lease expense for the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024 was as follows (in thousands):

	Thirteen Weeks Ended
	August 2, 2025			August 3, 2024
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,931	$323	$16,254	$16,471	$352	$16,823
Variable lease expense	3,385	7	3,392	3,998	11	4,009
Total lease expense	$19,316	$330	$19,646	$20,469	$363	$20,832

	Twenty-Six Weeks Ended
	August 2, 2025			August 3, 2024
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$32,428	$663	$33,091	$33,250	$713	33,963
Variable lease expense	6,959	19	6,978	7,704	20	7,724
Total lease expense	$39,387	$682	$40,069	$40,954	$733	$41,687
Supplemental lease information for the twenty-six weeks ended August 2, 2025 and August 3, 2024 was as follows:

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$34,930	$36,658
Weighted average remaining lease term (in years)	4.9 years	5.1 years
Weighted average interest rate (1)	7.01%	6.65%
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
Income Taxes
Our effective income tax rate was 0.9% of pre-tax loss, compared to 0.1% of pre-tax loss, for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. Both years' income tax rates are lower than the combined estimated federal and state statutory rates as they include the continuing impact of a full, non-cash deferred tax asset valuation allowance. The income tax rate for fiscal 2025 also includes the refund of certain income tax credit carryforwards and state income tax carryback claims.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period due to the full valuation allowance the Company maintains. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.
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
Note 3: Marketable Securities
Marketable securities consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we had the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities were recorded at fair value and amortized cost, respectively, which approximated fair value.
The following table summarizes our investments in marketable securities as of February 1, 2025 and August 3, 2024 (in thousands). We did not have any marketable securities as of August 2, 2025.

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
We recognized gains on investments for commercial paper that matured during the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we recognized these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gains on investments	$184	$338	$399	$928
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
As of August 2, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
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
As of August 2, 2025, February 1, 2025 and August 3, 2024, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 2, 2025			February 1, 2025			August 3, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$47,252	$—	$—	$20,685	$—	$—	$33,796	$—	$—
Marketable securities:
Commercial paper	$—	$—	$—	$—	$20,068	$—	$—	$29,743	$—
(1) Excludes cash of $3.4 million, $0.4 million and $3.0 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $0.1 million and $0.8 million in the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, to write down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values. We recorded non-recurring, non-cash impairment charges of $1.1 million and $2.5 million in the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
	($ in thousands)
Carrying value of assets with impairment	$194	$5,675	$3,916	$9,230
Fair value of assets impaired	$68	$4,839	$2,782	$6,731
Number of stores tested for impairment	59	46	72	48
Number of stores with impairment	6	6	14	17

Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Third Amended and Restated Equity and Incentive Plan (the "2012 Plan"), authorizes up to 8,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 2, 2025, there were 2,529,228 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the twenty-six weeks ended August 2, 2025 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2025	2,100,895	$7.79
Granted	501,000	$2.19
Forfeited	(66,625)	$5.34
Expired	(152,125)	$7.47
Outstanding at August 2, 2025	2,383,145	$6.70	7.3	$—
Exercisable at August 2, 2025	1,265,270	$8.57	5.7	$—
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $1.70 at August 2, 2025.
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
The fair values of stock options granted during the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Weighted average grant-date fair value per option granted	$—	$—	$1.20	$3.68
Expected option term (1)	—	—	5.4 years	5.6 years
Weighted average expected volatility factor (2)	—%	—%	57.0%	54.8%
Weighted average risk-free interest rate (3)	—%	—%	4.0%	4.4%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of August 2, 2025, and the changes since February 1, 2025:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 1, 2025	91,719	$5.67
Granted	327,870	1.22
Vested	(55,020)	5.82
Forfeited	(6,107)	6.55
Nonvested at August 2, 2025	358,462	$1.56
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Cost of goods sold	$85	$98	$153	$177
Selling, general, and administrative	294	504	666	990
Total share-based compensation	$379	$602	$819	$1,167
At August 2, 2025, there was $3.1 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.3 years.
Note 8: Net Income (Loss) Per Share
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
The components of basic and diluted net income (loss) per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income (loss)	$3,165	$(69)	$(18,987)	$(19,690)
Weighted average basic shares outstanding	30,091	30,029	30,075	29,995
Dilutive effect of in-the-money stock options and RSAs	175	—	—	—
Weighted average shares for diluted net income (loss) per share	30,266	30,029	30,075	29,995
Basic net income (loss) per share of Class A and Class B common stock	$0.11	$(0.00)	$(0.63)	$(0.66)
Diluted net income (loss) per share of Class A and Class B common stock	$0.10	$(0.00)	$(0.63)	$(0.66)

The following stock options and restricted stock have been excluded from the calculation of diluted net income (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stock options	2,383	2,159	2,383	2,159
Restricted stock	31	—	31	—
Total	2,414	2,159	2,414	2,159
Note 9: Segment Information
Tillys operates in one, consolidated operating and reportable segment, which is as a retailer of casual apparel, footwear, and accessories (the "retail segment"). Our chief operating decision maker ("CODM") for the periods presented is our Co-Founder, Executive Chairman of the Board of Directors, President and Chief Executive Officer. Our CODM reviews financial information on a consolidated basis for the purposes of evaluating financial performance, allocating resources and making operational decisions.
The retail segment derives revenues from our stores located in a variety of retail centers in the United States and via our website. We identified one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics.
The CODM measures performance for the segment primarily based on operating income (loss). The CODM uses operating income (loss) to evaluate operating performance and determine allocation of resources to seek to promote improved performance.
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet. The accounting policies of the retail segment are the same as those described in "Note 2: Summary of Significant Accounting Policies".
Financial information, including segment revenue, significant expenses, and operating income (loss) for the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$151,256	$162,867	$258,867	$278,723
Product COGS (1)	65,727	74,169	116,733	129,584
Occupancy (2)	23,761	25,505	47,924	50,600
Other COGS (3)	12,666	13,273	23,823	24,306
Gross profit	49,102	49,920	70,387	74,233
Store payroll and related benefits	22,688	24,612	42,666	45,537
Marketing	5,857	5,948	10,951	10,385
Other selling costs (4)	5,081	6,099	9,705	10,818
Office costs (5)	12,798	14,120	27,076	29,140
Operating income (loss)	2,678	(859)	(20,011)	(21,647)
Other income, net	446	786	844	1,940
Income tax benefit	(41)	(4)	(180)	(17)
Net income (loss)	$3,165	$(69)	$(18,987)	$(19,690)
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of August 2, 2025, we operated 232 stores in 33 states, averaging approximately 7,143 square feet per store, compared to 247 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
Known or Anticipated Trends
We believe the combined impacts of persistent inflation, enacted and potential tariffs, and concerns about a potential economic recession in the current economic environment could negatively impact consumer spending generally and our customer base, in particular, which has had and may in the future have a significant, adverse impact on our operating results and financial condition.
Inflation has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 47% of our total selling, general and administrative expense in the first half of fiscal 2025. Our average hourly rate for store payroll in fiscal 2025 is estimated to be approximately 36% higher than in pre-pandemic fiscal 2019 and approximately 3% higher than in fiscal 2024. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2025, particularly if we are unable to generate net sales growth.
We expect our effective income tax rate to be near zero on an annual basis until such time that we are able to return to generating operating profits on a consistent basis, due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
We currently expect to close 16 stores during fiscal 2025, 11 of which have already closed through August 2025, three additional closures are expected to occur in the third quarter, and two are expected to occur in the fourth quarter. The number of store closures during fiscal 2025 may increase to some extent by the end of the fiscal year depending on the outcome of lease renewal negotiations with landlords.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative ("SG&A") expenses and operating income (loss).
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Statements of Operations Data:
Net sales	$151,256	$162,867	$258,867	$278,723
Cost of goods sold	101,222	112,013	186,616	202,625
Rent expense, related party	932	934	1,864	1,865
Total cost of goods sold	102,154	112,947	188,480	204,490
Gross profit	49,102	49,920	70,387	74,233
Selling, general and administrative expenses	46,291	50,648	90,132	95,616
Rent expense, related party	133	131	266	264
Total selling, general and administrative expenses	46,424	50,779	90,398	95,880
Operating income (loss)	2,678	(859)	(20,011)	(21,647)
Other income, net	446	786	844	1,940
Income (loss) before income taxes	3,124	(73)	(19,167)	(19,707)
Income tax benefit	(41)	(4)	(180)	(17)
Net income (loss)	$3,165	$(69)	$(18,987)	$(19,690)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9%	68.8%	72.1%	72.7%
Rent expense, related party	0.6%	0.6%	0.7%	0.7%
Total cost of goods sold	67.5%	69.3%	72.8%	73.4%
Gross profit	32.5%	30.7%	27.2%	26.6%
Selling, general and administrative expenses	30.6%	31.1%	34.8%	34.3%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	30.7%	31.2%	34.9%	34.4%
Operating income (loss)	1.8%	(0.5)%	(7.7)%	(7.8)%
Other income, net	0.3%	0.5%	0.3%	0.7%
Income (loss) before income taxes	2.1%	(0.0)%	(7.4)%	(7.1)%
Income tax benefit	(0.0)%	(0.0)%	(0.1)%	(0.0)%
Net income (loss)	2.1%	(0.0)%	(7.3)%	(7.1)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating Data:
Stores operating at end of period	232	247	232	247
Comparable store net sales change (1)	(4.5)%	(7.8)%	(5.5)%	(8.4)%
Total square feet at end of period (in '000s)	1,657	1,791	1,657	1,791
Average net sales per physical store (in '000s) (2)	$520	$537	$871	$910
Average net sales per square foot (2)	$73	$74	$121	$125
E-com net sales (in '000s) (3)	$28,519	$30,533	$50,218	$53,567
E-com net sales as a percentage of net sales	18.9%	18.7%	19.4%	19.2%
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
Second Quarter (13 Weeks) Ended August 2, 2025 Compared to Second Quarter (13 Weeks) Ended August 3, 2024
Net Sales
Total net sales were $151.3 million, a decrease of 7.1%. Total comparable net sales, including both physical stores and e-com, decreased by 4.5% relative to the comparable 13-week period ended August 3, 2024.
•Net sales from physical stores were $122.7 million, a decrease of 7.3%. We ended the second quarter with 232 total stores, a decrease of 15 stores or 6.1%, compared to 247 total stores at the end of the second quarter last year. Comparable store net sales decreased 4.1% relative to the comparable 13-week period ended August 3, 2024. Net sales from physical stores represented 81.1% of total net sales this year compared to 81.3% total net sales last year.
•Net sales from e-com were $28.5 million, a decrease of 6.6%. E-com net sales decreased 6.2% relative to the comparable 13-week period ended August 3, 2024. E-com net sales represented 18.9% of total net sales this year compared to 18.7% of total net sales last year.
Gross Profit
Gross profit was $49.1 million, or 32.5% of net sales, compared to $49.9 million, or 30.7% of net sales, last year. Product margins improved by 210 basis points primarily due to the combination of higher initial markups and lower markdowns as a result of operating with reduced, more current inventory. Buying, distribution, and occupancy costs deleveraged by 30 basis points collectively, despite being $2.4 million lower than last year, primarily due to carrying these costs against a lower level of net sales this year. Occupancy costs decreased by $1.7 million, primarily due to operating 15 fewer net stores compared to last year. Distribution costs decreased by $0.6 million due primarily to reduced temporary labor expenses.
Selling, General and Administrative Expenses
SG&A expenses were $46.4 million, or 30.7% of net sales, compared to $50.8 million, or 31.2% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.1)%	$(1.9)	Decrease in store payroll and related benefits.
(0.4)%	(0.7)	Decrease in non-cash impairment and other asset write-off charges.
(0.2)%	(0.5)	Decrease in e-com fulfillment temporary labor expenses.
0.0%	(0.4)	Decrease in corporate payroll and related benefits.
0.2%	(0.9)	Net decrease from all other SG&A expenses.
(0.5)%	$(4.4)	Total

Operating Income (Loss)
Operating income was $2.7 million, or 1.8% of net sales, compared to operating loss of $0.9 million, or 0.5% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Benefit
Income tax benefit was $41 thousand, or (1.3)% of pre-tax income, compared to income tax benefit of $4 thousand, or 6.2% of pre-tax loss, last year. Both years' income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance. This year's income tax benefit includes the refund of certain income tax credit carryforwards and state income tax carryback claims.
Net Income (Loss) and Income (Loss) Per Share
Net income was $3.2 million, or $0.10 per diluted share, compared to net loss of $0.1 million, or $0.00 per share, last year.
First Half (26 Weeks) Ended August 2, 2025 Compared to First Half (26 Weeks) Ended August 3, 2024
Net Sales
Total net sales were $258.9 million, a decrease of 7.1%. Total comparable net sales, including both physical stores and e-com, decreased by 5.5% relative to the comparable 26-week period ended August 3, 2024.
•Net sales from physical stores were $208.6 million, a decrease of 7.3%. Comparable store net sales decreased 5.3% relative to the comparable 26-week period ended August 3, 2024. Net sales from physical stores represented 80.6% of total net sales this year compared to 80.8% total net sales last year.
•Net sales from e-com were $50.2 million, a decrease of 6.3%. E-com net sales decreased 6.4% relative to the comparable 26-week period ended August 3, 2024. E-com net sales represented 19.4% of total net sales this year compared to 19.2% of total net sales last year.
Gross Profit
Gross profit was $70.4 million, or 27.2% of net sales, compared to $74.2 million, or 26.6% of net sales, last year. Product margins improved by 140 basis points primarily due to higher initial markups and lower markdowns as a result of operating with reduced, more current inventory. Buying, distribution, and occupancy costs deleveraged by 80 basis points collectively, despite being $3.2 million lower than last year, due to carrying these costs against a lower level of net sales this year. Occupancy costs decreased by $2.7 million, primarily due to operating 15 fewer net stores compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $90.4 million, or 34.9% of net sales, compared to $95.9 million, or 34.4% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.1%	$(2.9)	Decrease in store payroll and related benefits.
(0.4)%	(1.2)	Decrease in non-cash impairment and other asset write-off charges.
0.2%	(0.4)	Decrease in corporate payroll and related benefits.
0.0%	(0.3)	Decrease in e-com fulfillment temporary labor expenses.
0.6%	(0.7)	Net decrease from all other SG&A expenses.
0.5%	$(5.5)	Total
Operating Loss
Operating loss was $20.0 million, or 7.7% of net sales, compared to $21.6 million, or 7.8% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Benefit
Income tax benefit was $0.2 million, or 0.9% of pre-tax loss, compared to $17 thousand, or 0.1% of pre-tax loss, last year. Both years' income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance. This year's income tax benefit also includes the refund of certain income tax credit carryforwards and state income tax carryback claims.
Net Loss and Loss Per Share
Net loss was $19.0 million, or $0.63 net loss per share, compared to $19.7 million, or $0.66 net loss per share, last year.

Liquidity and Capital Resources
Our business typically relies on cash flows from operating activities as well as cash on hand, cash equivalents and marketable securities as our primary sources of liquidity. We currently expect to finance our operations and all planned capital expenditures with existing cash on hand, cash flows from operations and, if necessary, available borrowing capacity under our asset-backed credit facility. We do not anticipate needing to borrow under our credit facility at any time during fiscal 2025.
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
Working Capital
Working capital at August 2, 2025, was $17.9 million compared to $31.6 million at February 1, 2025, a decrease of $13.7 million. The primary changes in our working capital during the first half of fiscal 2025 were as follows:

$ millions	Description
$31.6	Working capital at February 1, 2025
(18.5)	Decrease primarily due to an increase in accounts payable, net of merchandise inventories.
(6.6)	Decrease primarily due to an increase in accrued expenses.
6.3	Increase primarily due to an increase in credit and debit card receivables.
4.0	Increase in cash, cash equivalents, and marketable securities.
1.1	Net change from all other changes in current assets and current liabilities.
$17.9	Working capital at August 2, 2025
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks ended August 2, 2025 compared to the twenty-six weeks ended August 3, 2024 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net cash provided by (used in) operating activities	$5,850	$(15,203)
Net cash provided by investing activities	23,774	4,631
Net cash provided by financing activities	—	294
Net increase (decrease) in cash and cash equivalents	$29,624	$(10,278)
Net Cash Provided By (Used in) Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities was $5.9 million this year compared to net cash used of $15.2 million last year. The $21.1 million decrease in net cash used in operating activities compared to last year was primarily due to a decrease in merchandise inventory balances and an increase in related accounts payable as a result of efficient management of merchandise inventories and timing of payments, respectively.
Net Cash Provided by Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $23.8 million this year compared to $4.6 million last year. Net cash provided by investing activities in the first half of fiscal 2025 consisted of maturities of marketable securities of $25.8 million, partially offset by capital expenditures totaling $2.1 million. Net cash provided by investing activities in the first half of fiscal 2024 consisted of maturities of marketable securities of $48.5 million, partially offset by purchases of marketable securities of $39.3 million and capital expenditures totaling $4.6 million.

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
As of August 2, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.0 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit.
Contractual Obligations
As of August 2, 2025, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 2, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 2, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended August 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the quarterly period ended August 2, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1#	Tilly's, Inc. Third Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed on April 21, 2025).

10.2#	Offer Letter, dated July 25, 2025, for Nathan Smith (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 28, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	September 4, 2025	/s/ Nathan Smith
Nathan Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 4, 2025	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)