Form 10-Q
period 2025-11-01
TILLY'S, INC.
filed 2025-12-04
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
As of December 2, 2025, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,167,562
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended November 1, 2025

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$39,041	$21,056	$26,407
Marketable securities	—	25,653	25,321
Receivables	4,685	4,094	6,136
Merchandise inventories	80,655	69,178	92,481
Prepaid expenses and other current assets	10,747	10,979	11,781
Total current assets	135,128	130,960	162,126
Operating lease assets	145,604	169,805	181,117
Property and equipment, net	34,373	40,139	42,603
Other assets	1,968	1,559	1,424
TOTAL ASSETS	$317,073	$342,463	$387,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,223	$11,120	$32,577
Accrued expenses	12,527	12,750	12,771
Deferred revenue	12,651	14,116	13,333
Accrued compensation and benefits	6,920	9,418	8,127
Current portion of operating lease liabilities	41,367	48,384	49,944
Current portion of operating lease liabilities, related party	3,662	3,423	3,345
Other liabilities	80	172	210
Total current liabilities	114,430	99,383	120,307
Noncurrent portion of operating lease liabilities	107,840	126,216	135,724
Noncurrent portion of operating lease liabilities, related party	13,074	15,844	16,736
Other liabilities	112	149	192
Total long-term liabilities	121,026	142,209	152,652
Total liabilities	235,456	241,592	272,959
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,168, 22,846 and 22,846 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	176,172	174,829	174,516
Accumulated deficit	(94,585)	(74,191)	(60,527)
Accumulated other comprehensive income	—	203	292
Total stockholders’ equity	81,617	100,871	114,311
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,073	$342,463	$387,270

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$139,587	$143,442	$398,454	$422,165

Cost of goods sold (includes buying, distribution, and occupancy costs)	96,068	105,314	282,684	307,939
Rent expense, related party	932	931	2,796	2,796
Total cost of goods sold (includes buying, distribution, and occupancy costs)	97,000	106,245	285,480	310,735
Gross profit	42,587	37,197	112,974	111,430

Selling, general and administrative expenses	44,371	51,118	134,503	146,734
Rent expense, related party	134	133	400	397
Total selling, general, and administrative expenses	44,505	51,251	134,903	147,131

Operating loss	(1,918)	(14,054)	(21,929)	(35,701)
Other income, net	536	1,174	1,380	3,114
Loss before income taxes	(1,382)	(12,880)	(20,549)	(32,587)
Income tax expense (benefit)	25	(5)	(155)	(22)
Net loss	$(1,407)	$(12,875)	$(20,394)	$(32,565)
Basic net loss per share of Class A and Class B common stock	$(0.05)	$(0.43)	$(0.68)	$(1.08)
Diluted net loss per share of Class A and Class B common stock	$(0.05)	$(0.43)	$(0.68)	$(1.08)
Weighted average basic shares outstanding	30,115	30,060	30,089	30,017
Weighted average diluted shares outstanding	30,115	30,060	30,089	30,017
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net loss	$(1,407)	$(12,875)	$(20,394)	$(32,565)
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities, net of tax	—	(164)	(203)	(31)
Other comprehensive loss, net of tax	—	(164)	(203)	(31)
Comprehensive loss	$(1,407)	$(13,039)	$(20,597)	$(32,596)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 2, 2025	23,168	7,306	$30	$175,648	$(93,178)	$—	$82,500
Net loss	—	—	—	—	(1,407)	—	(1,407)
Share-based compensation expense	—	—	—	524	—	—	524
Balance at November 1, 2025	23,168	7,306	$30	$176,172	$(94,585)	$—	$81,617

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at August 3, 2024	22,846	7,306	$30	$173,939	$(47,652)	$456	$126,773
Net loss	—	—	—	—	(12,875)	—	(12,875)
Share-based compensation expense	—	—	—	577	—	—	577
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(164)	(164)
Balance at November 2, 2024	22,846	7,306	$30	$174,516	$(60,527)	$292	$114,311

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
Net loss	—	—	—	—	(20,394)	—	(20,394)
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,343	—	—	1,343
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(203)	(203)
Balance at November 1, 2025	23,168	7,306	$30	$176,172	$(94,585)	$—	$81,617

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 3, 2024	22,714	7,306	$30	$172,478	$(27,962)	$323	$144,869
Net loss	—	—	—	—	(32,565)	—	(32,565)
Restricted stock	61	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,744	—	—	1,744
Employee stock option exercises	71	—	—	294	—	—	294
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(31)	(31)
Balance at November 2, 2024	22,846	7,306	$30	$174,516	$(60,527)	$292	$114,311

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net loss	$(20,394)	$(32,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,143	9,586
Share-based compensation expense	1,343	1,744
Impairment of assets	1,144	3,605
Loss (gain) on disposal of assets	28	(45)
Gain on maturities of marketable securities	(363)	(1,449)
Changes in operating assets and liabilities:
Receivables	(329)	611
Merchandise inventories	(11,477)	(29,322)
Prepaid expenses and other assets	(219)	900
Accounts payable	26,103	18,047
Accrued expenses	309	(159)
Accrued compensation and benefits	(2,498)	(1,775)
Operating lease liabilities	(4,704)	(5,422)
Deferred revenue	(1,465)	(1,624)
Other liabilities	(129)	(335)
Net cash used in operating activities	(4,508)	(38,203)

Cash flows from investing activities:
Purchases of marketable securities	—	(59,557)
Purchases of property and equipment	(3,353)	(6,678)
Proceeds from maturities of marketable securities	25,816	83,500
Proceeds from sale of property and equipment	30	24
Net cash provided by investing activities	22,493	17,289

Cash flows from financing activities:
Proceeds from exercise of stock options	—	294
Net cash provided by financing activities	—	294

Increase (decrease) in cash and cash equivalents	17,985	(20,620)
Cash and cash equivalents, beginning of period	21,056	47,027
Cash and cash equivalents, end of period	$39,041	$26,407

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid	$(65)	$71
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$144	$953
Operating lease liabilities arising from obtaining operating lease assets	$16,296	$19,431

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 230 stores, in 33 states as of November 1, 2025. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and thirty-nine week periods ended November 1, 2025 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 ("fiscal 2024").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2025 refer to the fiscal year ending January 31, 2026. References to the fiscal quarters or first nine months ended November 1, 2025 and November 2, 2024 refer to the thirteen and thirty-nine week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Retail stores	$110,305	$111,253	$318,953	$336,409
E-com	29,282	32,189	79,501	85,756
Total net sales	$139,587	$143,442	$398,454	$422,165
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Mens	34%	35%	34%	34%
Womens	27%	25%	29%	29%
Accessories	16%	19%	15%	16%
Footwear	12%	12%	12%	12%
Boys	6%	5%	5%	5%
Girls	5%	4%	5%	4%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Third-party	64%	68%	63%	67%
Proprietary	36%	32%	37%	33%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of November 1, 2025, February 1, 2025 and November 2, 2024, our reserve for sales returns was $1.1 million, $1.2 million and $1.2 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.1 million, $9.5 million and $8.6 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $1.8 million and $2.0 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. For the thirteen weeks ended November 1, 2025 and November 2, 2024, the opening gift card balance was $8.2 million and $8.8 million, respectively, of which $0.5 million were recognized as revenue during both of these periods. Revenue recognized from gift cards was $6.3 million and $7.2 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the opening gift card balance was $9.5 million and $10.2 million, respectively, of which $2.8 million and $3.3 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.5 million, $4.6 million, and $4.7 million as of November 1, 2025, February 1,

2025 and November 2, 2024, respectively. The value of points redeemed through our loyalty program was $1.6 million and $1.7 million for the thirteen-weeks ended November 1, 2025 and November 2, 2024, respectively. For the thirteen weeks ended November 1, 2025 and November 2, 2024, the opening loyalty program balance was $4.6 million and $4.8 million, respectively, of which $1.4 million and $1.7 million, respectively were recognized as revenue during these periods. The value of points redeemed through our loyalty program was $4.7 million and $5.4 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the opening loyalty program balance was $4.6 million and $4.7 million, respectively, of which $3.6 million were recognized as revenue during each of these periods.
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
At November 1, 2025, February 1, 2025 and November 2, 2024, property and equipment consisted of the following (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024
Leasehold improvements	$152,878	$156,461	$160,152
Computer hardware and software	49,158	48,807	51,653
Furniture and fixtures	42,866	44,493	46,370
Machinery and equipment	33,687	34,029	34,663
Vehicles	2,254	2,222	2,265
Construction in progress	3,005	2,945	3,967
Property and equipment, gross	283,848	288,957	299,070
Accumulated depreciation	(249,475)	(248,818)	(256,467)
Property and equipment, net	$34,373	$40,139	$42,603
Depreciation expense related to property and equipment was $2.5 million and $3.3 million for the thirteen-weeks ended November 1, 2025 and November 2, 2024, respectively. Depreciation expense related to property and equipment was $8.1 million and $9.6 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024, we incurred rent expense of $0.5 million and $1.6 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024, we incurred rent expense of $0.2 million and $0.5 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024, we incurred rent expense of $0.4 million and $1.1 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended November 1, 2025 and November 2, 2024 we recorded sublease income of $24.5 thousand and $23.4 thousand, respectively, related to this lease. During the thirty-nine week periods ended November 1, 2025 and November 2, 2024 we recorded sublease income of $73.6 thousand and $70.1 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of November 1, 2025 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2025	$1,083	$14,927	$16,010	$25
2026	4,411	46,718	51,129	105
2027	4,167	36,228	40,395	—
2028	2,251	26,400	28,651	—
2029	2,363	18,748	21,111	—
Thereafter	4,710	34,687	39,397	—
Total minimum lease payments	18,985	177,708	196,693	130
Less: Amount representing interest	2,249	28,501	30,750	—
Present value of operating lease liabilities	$16,736	$149,207	$165,943	$130

As of November 1, 2025, additional operating lease liabilities that had not yet commenced were $0.8 million.

Lease expense for the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024 was as follows (in thousands):

	Thirteen Weeks Ended
	November 1, 2025			November 2, 2024
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,619	$310	$15,929	$16,827	$360	$17,187
Variable lease expense	3,621	20	3,641	3,396	15	3,411
Total lease expense	$19,240	$330	$19,570	$20,223	$375	$20,598

	Thirty-Nine Weeks Ended
	November 1, 2025			November 2, 2024
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$48,047	$973	$49,020	$50,077	$1,074	51,151
Variable lease expense	10,580	39	10,619	11,100	34	11,134
Total lease expense	$58,627	$1,012	$59,639	$61,177	$1,108	$62,285
Supplemental lease information for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 was as follows:

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$51,867	$55,024
Weighted average remaining lease term (in years)	4.8 years	5.1 years
Weighted average interest rate (1)	7.04%	6.67%
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
Income Taxes
Our effective income tax rate was 0.8% of pre-tax loss, compared to 0.1% of pre-tax loss, for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. Both years' income tax rates are lower than the combined estimated federal and state statutory rates as they include the continuing impact of a full, non-cash deferred tax asset valuation allowance. The income tax rate for fiscal 2025 also includes the refund of certain income tax credit carryback and state net operating loss carryback claims.
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
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities' reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment's profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. This guidance was effective for us for the annual report for fiscal 2024 and subsequent interim periods and we have adopted the guidance as of the effective date on a retrospective basis. Other than the new disclosure requirements, the adoption of this guidance did not have a significant impact on our consolidated financial statements. Refer to "Note 9: Segment Information" for further information.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, ("ASU 2025-06"). ASU 2025-06 requires entities to begin capitalizing internal-use software when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. This new standard is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. This new standard can be adopted using any of: (i) a prospective transition approach (ii) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption; or (iii) a retrospective transition approach. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Note 3: Marketable Securities
Marketable securities consisted of commercial paper, classified as available-for-sale, and fixed income securities, classified as held-to-maturity, as we had the intent and ability to hold them to maturity. Our investments in commercial paper and fixed income securities were recorded at fair value and amortized cost, respectively, which approximated fair value.
The following table summarizes our investments in marketable securities as of February 1, 2025 and November 2, 2024 (in thousands). We did not have any marketable securities as of November 1, 2025.

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
We recognized gains on investments for commercial paper that matured during the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we recognized these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gains on investments	$—	$573	$399	$1,501

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
As of November 1, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $61.6 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit, which was reduced to $1.7 million in November 2025.
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
As of November 1, 2025, February 1, 2025 and November 2, 2024, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	November 1, 2025			February 1, 2025			November 2, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$37,717	$—	$—	$20,685	$—	$—	$15,484	$—	$—
Commercial paper	—	—	—	—	—	—	—	9,980	—
Marketable securities:
Commercial paper	$—	$—	$—	$—	$20,068	$—	$—	$19,802	$—
(1) Excludes cash of $1.3 million, $0.4 million and $0.9 million as of November 1, 2025, February 1, 2025 and November 2, 2024, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $9.3 thousand and $1.1 million in the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, to write down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values. We recorded non-recurring, non-cash impairment charges of $1.1 million and $3.6 million in the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
	($ in thousands)
Carrying value of assets with impairment	$9	$7,711	$3,925	$16,941
Fair value of assets impaired	$—	$6,605	$2,782	$13,336
Number of stores tested for impairment	46	62	74	65
Number of stores with impairment	4	16	18	29
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Third Amended and Restated Equity and Incentive Plan (the "2012 Plan"), authorizes up to 8,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of November 1, 2025, there were 770,665 shares available for future issuance under the 2012 Plan.
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
Performance-Based Stock Options
During the thirteen weeks ended November 1, 2025, we granted 900,000 performance-based stock options pursuant to the 2012 Plan. We had not issued any performance-based stock option grants previously. Vesting of these performance-based stock options is dependent upon the achievement of certain stock price targets based on the 30 consecutive trading day trailing average market closing price of the Company's stock.
The following table summarizes stock option and performance-based stock option activity for the thirty-nine weeks ended November 1, 2025 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at February 1, 2025	2,100,895	$7.79
Granted	2,306,000	$2.03
Forfeited	(85,375)	$5.10
Expired	(179,812)	$7.47
Outstanding at November 1, 2025	4,141,708	$4.65	8.3	$—
Exercisable at November 1, 2025	1,246,333	$8.58	5.5	$—
(1)Intrinsic value for stock options and performance-based stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $1.53 at November 1, 2025.
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
The performance-based stock options were measured at fair value on the grant date using the Monte-Carlo valuation model. The Monte-Carlo valuation model uses multiple simulations to evaluate the probability of achieving various stock price levels in relation to the market condition. We expense compensation cost over the vesting period regardless of whether the market condition is ultimately achieved. Based on the Monte-Carlo valuation model, the total fair value as of the grant date of performance-based stock options that vest based on market conditions was $1.2 million during the thirteen and thirty-nine weeks ended November 1, 2025. We did not award any performance-based stock options during the thirteen and thirty-nine weeks ended November 2, 2024.
The fair values of stock options and performance-based stock options granted during the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Weighted average grant-date fair value per option granted	$1.25	$2.62	$1.24	$3.63
Expected option term (1)	4.3 years	5.4 years	4.5 years	5.6 years
Weighted average expected volatility factor (2)	63.5%	55.3%	62.1%	54.8%
Weighted average risk-free interest rate (3)	3.8%	3.5%	3.8%	4.3%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of November 1, 2025, and the changes since February 1, 2025:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at February 1, 2025	91,719	$5.67
Granted	327,870	1.22
Vested	(55,020)	5.82
Forfeited	(6,107)	6.55
Nonvested at November 1, 2025	358,462	$1.56

Share-based compensation expense associated with stock options, performance-based stock options, and restricted stock awards is recognized on a straight-line basis over the requisite service period.
The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cost of goods sold	$76	$77	$229	$254
Selling, general, and administrative	448	500	1,114	1,490
Total share-based compensation expense	$524	$577	$1,343	$1,744
At November 1, 2025, there was $4.8 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.7 years.
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net loss	$(1,407)	$(12,875)	$(20,394)	$(32,565)
Weighted average basic shares outstanding	30,115	30,060	30,089	30,017
Dilutive effect of in-the-money stock options and RSAs	—	—	—	—
Weighted average shares for diluted net loss per share	30,115	30,060	30,089	30,017
Basic net loss per share of Class A and Class B common stock	$(0.05)	$(0.43)	$(0.68)	$(1.08)
Diluted net loss per share of Class A and Class B common stock	$(0.05)	$(0.43)	$(0.68)	$(1.08)

The following stock options and restricted stock have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stock options	4,142	2,151	4,142	2,149
Restricted stock	31	31	31	—
Total	4,173	2,182	4,173	2,149
Note 9: Segment Information
Tillys operates in one, consolidated operating and reportable segment, which is as a retailer of casual apparel, footwear, and accessories (the "retail segment"). Our chief operating decision maker ("CODM") for the periods presented is our President and Chief Executive Officer. Our CODM reviews financial information on a consolidated basis for the purposes of evaluating financial performance, allocating resources and making operational decisions.
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
Financial information, including segment revenue, significant expenses, and operating loss for the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$139,587	$143,442	$398,454	$422,165
Product COGS (1)	60,928	68,176	177,661	197,760
Occupancy (2)	23,681	25,293	71,605	75,893
Other COGS (3)	12,391	12,776	36,214	37,082
Gross profit	42,587	37,197	112,974	111,430
Store payroll and related benefits	21,094	22,640	63,760	68,178
Marketing	6,201	6,233	17,152	16,617
Other selling costs (4)	4,904	7,237	14,609	18,055
Office costs (5)	12,306	15,141	39,382	44,281
Operating loss	(1,918)	(14,054)	(21,929)	(35,701)
Other income, net	536	1,174	1,380	3,114
Income tax expense (benefit)	25	(5)	(155)	(22)
Net loss	$(1,407)	$(12,875)	$(20,394)	$(32,565)
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of November 1, 2025, we operated 230 stores in 33 states, averaging approximately 7,140 square feet per store, compared to 246 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
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
Inflation has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 47% of our total selling, general and administrative expense in the first nine months of fiscal 2025. Our average hourly rate for store payroll in fiscal 2025 is estimated to be approximately 35% higher than in pre-pandemic fiscal 2019 and approximately 3% higher than in fiscal 2024. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2025, particularly if we are unable to generate net sales growth.
We expect our effective income tax rate to be near zero on an annual basis until such time that we are able to return to generating operating profits on a consistent basis, due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
We currently expect to close a total of 21 stores during fiscal 2025, 14 stores having already closed through November 2025 and seven additional closures yet to occur in the fourth quarter. The number of store closures during fiscal 2025 may increase by the end of the fiscal year depending on the outcome of pending lease renewal negotiations with landlords.
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
Our business is seasonal and, as a result, our revenues fluctuate from quarter to quarter. In addition, our revenues in any given quarter can be affected by a number of factors including the timing of holidays and weather patterns. The third and fourth quarters of the fiscal year, which include the back-to-school and holiday sales seasons, have historically produced stronger sales and disproportionately stronger operating results than have the first two quarters of the fiscal year.

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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Statements of Operations Data:
Net sales	$139,587	$143,442	$398,454	$422,165
Cost of goods sold	96,068	105,314	282,684	307,939
Rent expense, related party	932	931	2,796	2,796
Total cost of goods sold	97,000	106,245	285,480	310,735
Gross profit	42,587	37,197	112,974	111,430
Selling, general and administrative expenses	44,371	51,118	134,503	146,734
Rent expense, related party	134	133	400	397
Total selling, general and administrative expenses	44,505	51,251	134,903	147,131
Operating loss	(1,918)	(14,054)	(21,929)	(35,701)
Other income, net	536	1,174	1,380	3,114
Loss before income taxes	(1,382)	(12,880)	(20,549)	(32,587)
Income tax expense (benefit)	25	(5)	(155)	(22)
Net loss	$(1,407)	$(12,875)	$(20,394)	$(32,565)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8%	73.4%	70.9%	72.9%
Rent expense, related party	0.7%	0.6%	0.7%	0.7%
Total cost of goods sold	69.5%	74.1%	71.6%	73.6%
Gross profit	30.5%	25.9%	28.4%	26.4%
Selling, general and administrative expenses	31.8%	35.6%	33.8%	34.8%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	31.9%	35.7%	33.9%	34.9%
Operating loss	(1.4)%	(9.8)%	(5.5)%	(8.5)%
Other income, net	0.4%	0.8%	0.3%	0.7%
Loss before income taxes	(1.0)%	(9.0)%	(5.2)%	(7.7)%
Income tax expense (benefit)	0.0%	(0.0)%	(0.0)%	(0.0)%
Net loss	(1.0)%	(9.0)%	(5.1)%	(7.7)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating Data:
Stores operating at end of period	230	246	230	246
Comparable store net sales change (1)	2.0%	(3.4)%	(3.0)%	(6.8)%
Total square feet at end of period (in '000s)	1,642	1,780	1,642	1,780
Average net sales per physical store (in '000s) (2)	$478	$451	$1,349	$1,360
Average net sales per square foot (2)	$67	$62	$188	$188
E-com net sales (in '000s) (3)	$29,282	$32,189	$79,501	$85,756
E-com net sales as a percentage of net sales	21.0%	22.4%	20.0%	20.3%
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
Third Quarter (13 Weeks) Ended November 1, 2025 Compared to Third Quarter (13 Weeks) Ended November 2, 2024
Net Sales
Total net sales were $139.6 million, a decrease of 2.7%. Total comparable net sales, including both physical stores and e-commerce ("e-com"), increased by 2.0%.
•Net sales from physical stores were $110.3 million, a decrease of 0.9%. We ended the third quarter with 230 total stores, a decrease of 16 stores or 6.5%, compared to 246 total stores at the end of the third quarter last year. Comparable store net sales increased by 5.3% relative to the comparable 13-week period ended November 2, 2024. Net sales from physical stores represented 79.0% of total net sales this year compared to 77.6% total net sales last year.
•Net sales from e-com were $29.3 million, a decrease of 9.0%. This decrease was primarily attributable to a 51.0% decrease in the amount of clearance selling compared to last year's third quarter. E-com net sales represented 21.0% of total net sales this year compared to 22.4% of total net sales last year.
Gross Profit
Gross profit was $42.6 million, or 30.5% of net sales, compared to $37.2 million, or 25.9% of net sales, last year. Product margins improved by 390 basis points primarily due to the combination of higher initial markups and lower markdowns as a result of operating with reduced, more current inventory. Buying, distribution, and occupancy costs improved by 70 basis points and $2.0 million, collectively, primarily due to decreased occupancy costs associated with reduced store count.
Selling, General and Administrative Expenses
SG&A expenses were $44.5 million, or 31.9% of net sales, compared to $51.3 million, or 35.7% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.7)%	$(1.5)	Decrease in store payroll and related benefits.
(1.0)%	(1.5)	Decrease in e-com fulfillment labor expenses.
(0.8)%	(1.1)	Decrease in non-cash impairment charges.
(0.4)%	(0.6)	Decrease in donation expense.
(0.3)%	(0.4)	Decrease in software as a service expense.
(0.6)%	(1.6)	Net decrease from all other SG&A expenses.
(3.8)%	$(6.7)	Total

Operating Loss
Operating loss was $1.9 million, or 1.4% of net sales, compared to $14.1 million, or 9.8% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $25 thousand, or (1.8)% of pre-tax loss, compared to income tax benefit of $5 thousand, or 0.0% of pre-tax loss, last year. Both quarters' income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance. This quarter's income tax expense includes state net margin taxes, despite the Company's pre-tax loss position.
Net Loss and Loss Per Share
Net loss was $1.4 million, or $0.05 per share, compared to $12.9 million, or $0.43 per share, last year.
39 Weeks Ended November 1, 2025 Compared to 39 Weeks Ended November 2, 2024
Net Sales
Total net sales were $398.5 million, a decrease of 5.6%. Total comparable net sales, including both physical stores and e-com, decreased by 3.0%
•Net sales from physical stores were $319.0 million, a decrease of 5.2%. Comparable store net sales from physical stores decreased by 1.9% relative to the comparable 39-week period ended November 2, 2024. Net sales from physical stores represented 80.0% of total net sales this year compared to 79.7% of total net sales last year.
•Net sales from e-com were $79.5 million, a decrease of 7.3%. This decrease was due in part to a 22.6% reduction in the amount of clearance selling compared to last year. E-com net sales represented 20.0% of total net sales this year compared to 20.3% of total net sales last year.
Gross Profit
Gross profit was $113.0 million, or 28.4% of net sales, compared to $111.4 million, or 26.4% of net sales, last year. Product margins improved by 230 basis points primarily due to higher initial markups and lower markdowns as a result of operating with reduced, more current inventory. Buying, distribution, and occupancy costs deleveraged by 30 basis points, despite being $5.2 million lower than last year, collectively, primarily due to carrying these costs against a lower level of net sales this year. Occupancy costs decreased by $4.3 million primarily due to operating 16 fewer net stores compared to last year.
Selling, General and Administrative Expenses
SG&A expenses were $134.9 million, or 33.9% of net sales, compared to $147.1 million, or 34.9% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.1)%	$(4.4)	Decrease in store payroll and related benefits.
(0.6)%	(2.5)	Decrease in non-cash impairment and other asset write-off charges.
(0.4)%	(1.8)	Decrease in e-com fulfillment labor expenses.
0.1%	(0.7)	Decrease in corporate payroll and related benefits.
(0.1)%	(0.7)	Decrease in software as service expenses.
0.1%	(2.1)	Net decrease from all other SG&A expenses.
(1.0)%	$(12.2)	Total
Operating Loss
Operating loss was $21.9 million, or 5.5% of net sales, compared to $35.7 million, or 8.5% of net sales, last year, due to the combined impact of the factors noted above.
Income Tax Benefit
Income tax benefit was $155 thousand, or 0.8% of pre-tax loss, compared to $22 thousand, or 0.1% of pre-tax loss, last year. Both years' income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance. This year's income tax rate also includes the refund of certain income tax credit carryforwards and state income tax carryback claims.
Net Loss and Loss Per Share
Net loss was $20.4 million, or $0.68 per share, compared to $32.6 million, or $1.08 per share, last year.

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
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, our cash on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the filing of this Report. If cash flows from operations are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
Working Capital
Working capital at November 1, 2025, was $20.7 million compared to $31.6 million at February 1, 2025, a decrease of $10.9 million. The primary changes in our working capital during the first three quarters of fiscal 2025 were as follows:

$ millions	Description
$31.6	Working capital at February 1, 2025
(14.6)	Decrease primarily due to an increase in accounts payable, net of merchandise inventories.
(7.7)	Decrease in cash, cash equivalents, and marketable securities.
6.8	Increase primarily due to a decrease in operating lease liabilities.
4.6	Net change from all other changes in current assets and current liabilities.
$20.7	Working capital at November 1, 2025
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirty-nine weeks ended November 1, 2025 compared to the thirty-nine weeks ended November 2, 2024 is shown in the following table (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net cash used in operating activities	$(4,508)	$(38,203)
Net cash provided by investing activities	22,493	17,289
Net cash provided by financing activities	—	294
Net increase (decrease) in cash and cash equivalents	$17,985	$(20,620)
Net Cash Used In Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, asset impairment charges, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $4.5 million this year compared to net cash used of $38.2 million last year. The $33.7 million decrease in net cash used in operating activities compared to last year was primarily due to a decrease in merchandise inventory balances and an increase in related accounts payable as a result of efficient management of merchandise inventories and timing of payments, respectively.
Net Cash Provided by Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $22.5 million this year compared to $17.3 million last year. Net cash provided by investing activities in the first three quarters of fiscal 2025 consisted of maturities of marketable securities of $25.8 million, partially offset by capital expenditures totaling $3.4 million. Net cash provided by investing activities in the first three quarters of fiscal 2024 consisted of maturities of marketable securities of $83.5 million, partially offset by purchases of marketable securities of $59.6 million and capital expenditures totaling $6.7 million.

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
As of November 1, 2025, we were in compliance with all of our covenants, were eligible to borrow up to a total of $61.6 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $2.0 million irrevocable standby letter of credit, which was reduced to $1.7 million in November 2025.
Contractual Obligations
As of November 1, 2025, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 1, 2025, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of November 1, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended November 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the quarterly period ended November 1, 2025, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	December 4, 2025	/s/ Nathan Smith
Nathan Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 4, 2025	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)