Form 10-K
period 2026-01-31
TILLY'S, INC.
filed 2026-04-09
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer	☒	Smaller reporting company:	☒
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of August 1, 2025, the last trading day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was $15,363,799 based on the closing price of the registrant's common stock of $1.70 per share.
As of April 6, 2026, the registrant had 23,168,562 shares of Class A common stock, par value $0.001 per share, outstanding, and 7,306,108 shares of Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement (the "Proxy Statement") for its Annual Meeting of Stockholders anticipated to be held June 10, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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
•most of our merchandise is made in foreign countries, making price and availability of our merchandise susceptible to international trade conditions, including tariffs, which may negatively impact the cost of our merchandise purchased for sale and/or the retail price to consumers, both of which could have a negative impact on our results of operations;
•our ability to adapt to declines in consumer confidence and decreases in consumer spending;
•our recent history of operating losses, and our potential need to commence borrowing under our credit facility and/or to acquire additional liquidity if our comparable net sales trend were to remain negative for an extended period of time;
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

PART I

Item 1. Business
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories, and hardgoods for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 223 stores in 33 states as of January 31, 2026. Our stores are located in malls, lifestyle centers, "power" centers, community centers, outlet centers, and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as is carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Our fiscal year ends on the Saturday closest to January 31. For example, "fiscal 2025" refers to the fiscal year ended January 31, 2026; "fiscal 2024" refers to the fiscal year ended February 1, 2025; and "fiscal 2023" refers to the fiscal year ended February 3, 2024.
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
•Multi-pronged marketing approach. We utilize a multi-pronged marketing strategy to attempt to connect with our customers and drive traffic to our stores and online platforms. We offer an integrated digital platform for our customers to shop how and when they like, in-store, online and on their mobile device, to seek to drive meaningful connection with our customers. We regularly collaborate with our brand partners on exclusive in-store events, new customer acquisition, and contests to attempt to build credibility with our target audience and strengthen the connection between Tillys and our customers' active lifestyle. We have a customer loyalty program, “Tillys Rewards”, to regularly engage with our customers, reward our most loyal customers, and gain valuable insights. We use social media to communicate directly with our customers while also encouraging customers to interact and provide feedback on our events and products. We also partner with influencers and celebrities to drive brand awareness and create excitement for new products. All of these programs are intended to build customer awareness and loyalty, highlight key merchandise offerings, drive traffic to our stores and online platforms, and promote the Tillys brand. We also seek to maintain a connection with our local communities through our various community outreach initiatives and events.
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
•Experienced management team. Our senior management team, led by Nathan Smith and Michael Henry, has extensive experience across a wide range of disciplines in the specialty retail and direct-to-consumer industries, including store operations, merchandising, distribution, real estate, and finance. Mr. Smith, our President and Chief Executive Officer, plays an important role in developing our long-term growth initiatives, driving planned improvements in our business, and cultivating our unique culture. Mr. Henry, our Executive Vice President and Chief Financial Officer, has 25 years of specialty retail industry experience.
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
•Growth Opportunity in E-Com. Our e-com net sales represented approximately 22% of our total net sales, in each of the last three fiscal years. We believe that continued growth opportunities exist within the online portion of our business and, relative to fiscal 2025, we believe it has potential to grow as a percentage of total net sales in the future. We believe our e-com platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time. Our goal is to provide our customers with a seamless shopping experience. Our e-com platform allows us to reach new customers and build our brand in markets where we currently do not have stores. For example, we generate e-com sales in all 50 states and the District of Columbia while having physical stores in just 33 states. Our target customer regularly shops online and via mobile devices in addition to visiting stores, giving us continuous opportunities to grow our e-com net sales over time. In recent years, we have invested in a new point-of-sale system and upgraded our website platform and order management system that have enhanced our omni-channel capabilities, including fulfilling e-com orders from stores, allowing customers to place orders online to pick up in-store, and ordering items in store for fulfillment by e-com. Moreover, partnerships with TikTok, Afterpay, Apple, Google, Amazon, and Uber have provided our customers greater flexibility in payment options and delivery convenience, including same-day delivery or next-day delivery within certain areas. We plan to continue to invest in additional customer-facing technologies to improve customer convenience and engagement over time. Key drivers for potential future growth include deploying targeted online and mobile marketing efforts, leveraging customer personalization to cater to individual shopping patterns, and expanding our digital capabilities to meet evolving customer needs. We also expect to continue to expand digital marketing efforts through customer loyalty programs, SMS marketing, push messaging and building brand awareness in the communities surrounding our existing stores to drive net sales growth both in stores and online.

•Improve Inventory Allocation and Management. We continually seek to improve our inventory management over time through more refined micro-merchandising tactics based on specific store and online characteristics. We regularly update individual store profiles to highlight the differences in brand performance, gender penetrations, and customer interests that exist within our fleet of stores. We also monitor sell-through rates among stores and online to identify opportunities for inventory transfers to generate greater sales efficiencies. By adapting allocation strategies to capitalize on these individual store and online differences, we believe we can improve our net sales results. In fiscal 2026, we intend to update our existing merchandise replenishment and allocation system with a more sophisticated platform that utilizes artificial intelligence to create more accurate forecasts to drive improved sales and product margins across our business.
•Enhancing Omni-Channel Capabilities. We have a direct-to-consumer program that allows online orders to be fulfilled and shipped directly to our customers from our brick-and-mortar stores when inventory is otherwise unavailable in our e-com fulfillment center. In addition, our omni-channel capabilities allow customer online orders to be picked up in our stores at our customers' discretion, allowing us to satisfy an order from existing inventories within our stores, as well as shipping product from our e-com fulfillment center to our stores. We also offer buy online pick-up in store, same-day delivery, and ship-to-store ordering options from a large majority of our stores. In fiscal 2025, we continued to upgrade our search engine quality and our mobile app (iOS and Android) to a more personalized application targeted to our most loyal customers. We believe these omni-channel capabilities and investments will drive additional traffic to our stores, increase sales opportunities with customers who come to the store to pick up their online orders, and improve our online conversion rates overall.
•Real Estate Opportunities. With 223 total stores at the end of fiscal 2025, we believe there are numerous opportunities for Tillys to continue to open new stores in the future. We currently plan to open approximately four to six new stores during fiscal 2026 within existing markets. We intend to continue to maintain a disciplined approach to store openings in the future by targeting existing markets with room for growth, potential new markets with high population density, and clustering stores within key markets to build brand awareness. With regard to existing stores, we have approximately 40 lease decisions to make during fiscal 2026, covering a range of stores in a variety of markets. These lease decisions include lease extension options, lease kick-out options, and lease expirations that require negotiated renewals. In each case, our real estate decisions will be driven by the overarching goal of improving our profitability. As a result, we may close a limited number of stores in fiscal 2026 if we are unable to achieve acceptable lease economics through our lease negotiations with landlords.
Merchandising, Purchasing, and Planning and Allocation
Merchandising
We seek to be viewed by our customers as the destination for the apparel, footwear, and accessories that best represent their active, outdoor and social lifestyles. We believe we offer a compelling selection of global, specialty and emerging brands, styles, colors, sizes and price points to ensure our customers have a variety of choices every time they visit our stores. Our extensive selection of third-party and proprietary merchandise allows us the opportunity to identify and address trends more quickly, and offer a greater range of price points. We offer a mix of merchandise for young men, young women, boys and girls across the apparel, footwear, and accessories categories. We believe this category mix contributes to our broad demographic appeal. Our apparel merchandise includes branded, fashion, and core styles for tops, outerwear, bottoms, swim and dresses. Accessories merchandise includes backpacks, hydration bottles, hats, sunglasses, handbags, watches, jewelry, and more. We focus on our merchandise presentation and vary the visual displays in our stores and windows and website throughout the month, presenting new looks and fashion combinations to our customers.
Our ability to maintain an image consistent with our customers' lifestyles is important to our branded vendors and provides us better access to a wide assortment of products and styles. Our third-party and proprietary branded merchandise includes a broad selection of lifestyle and emerging brands. We strive to keep our merchandise mix current by continuously introducing emerging brands and styles in order to identify and respond to the evolving desires of our customers. Our third-party brands represented approximately 63%, 67% and 68% of our total net sales in fiscal 2025, 2024 and 2023, respectively, with no third-party brand accounting for more than 5% of our total net sales during fiscal 2025.

Selected third-party brands (in alpha-numeric order) include:

adidas	Affliction	Asics	BDG	Billabong
Birkenstock	Brixton	Converse	CVLA	Crocs
Dark Seas	Dickies	Dr. Martens	Ed Hardy	edikted
Ethika	Free People	Herschel Supply Co.	HUF	Jansport
La Familia	Levi's	Lira	Malibu Skyye	Mitchell & Ness
New Balance	Nike and Nike SB	Nixon	O'Neill	Obey
Owala	Primitive	Rainbow	Reebok	Riot Society
Rip Curl	Roxy	RVCA	Salty Crew	Santa Cruz
Seager	Stance	Stanley	The North Face	True Religion
Vans	Volcom	Von Dutch	47 Brand	West Coast Choppers
We supplement our third-party merchandise assortment with our own proprietary brands across many of our product categories. We utilize our own proprietary, branded merchandise to expand our price point range, identify and respond to changing fashion trends quickly, fill merchandise gaps and provide a deeper selection of styles and colors for proven fashion items. Our proprietary brands represented approximately 37%, 33% and 32% of our total net sales in fiscal 2025, 2024 and 2023, respectively. In fiscal 2025, our top two selling brands overall were our proprietary RSQ brand (26% of our total net sales) and our proprietary Full Tilt brand (7% of our total net sales).
Examples of our proprietary brands, ranked by total net sales generated in fiscal 2025, include:

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
Merchandise Purchasing
Our merchandising team is organized by category and product type under the leadership of our Chief Merchandising Officer, a technical fashion trend team, design, buyers, associate buyers and assistant buyers. We believe our team’s ability to identify and source the proven and emerging fashion trends and core styles that are most relevant to our customers is key to creating opportunities to drive net sales growth and healthy product margins for our business.
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
Stores
As of January 31, 2026, we operated 223 stores in 33 states averaging approximately 7,145 square feet per store. Our stores are located in regional mall, off-mall and outlet locations. Our stores generated average net sales of $1.8 million per store, or $255 per square foot, in fiscal 2025.
The table below shows our number of stores by type of retail center as of the end of each of the last three fiscal years:

	2025	2024	2023
Regional Mall	128	134	138
Off-Mall (1)	79	88	92
Outlet	16	18	18
	223	240	248
(1)Includes neighborhood and lifestyle centers, "power" centers, and street-front locations.

The table below shows the total number of stores by state as of January 31, 2026:

State	Store Count	State	Store Count	State	Store Count
Arizona	17	Michigan	1	Oklahoma	2
California	90	Minnesota	2	Oregon	4
Colorado	5	Missouri	1	Pennsylvania	4
Delaware	1	Nebraska	1	Rhode Island	2
Florida	13	New Hampshire	2	South Dakota	1
Georgia	2	Nevada	8	Tennessee	2
Illinois	6	New Jersey	5	Texas	18
Indiana	4	New Mexico	1	Utah	6
Kansas	1	New York	3	Virginia	2
Maryland	1	North Carolina	2	Washington	6
Massachusetts	5	Ohio	3	Wisconsin	2

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
Store Openings and Closings
The following table shows the number of stores opened and closed in each of our last five fiscal years:

Fiscal Year	Stores Opened	Stores Closed	Total Number of Stores at End of Period
2021	9	6	241
2022	11	3	249
2023	7	8	248
2024	7	15	240
2025	4	21	223
	38	53
We currently expect to open a limited number of new stores during fiscal 2026 within existing markets. We intend to continue to maintain a disciplined approach to store openings in the future by targeting existing markets with room for growth and potential new markets with high population density, clustering our stores to build better brand awareness in key markets. We focus on opening new stores in locations that have above-average incomes and an ability to draw from a sufficient population. We also expect to close certain stores in any given year based on market conditions, under-performance, or lease negotiations with landlords.
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
E-Com
Our online net sales were $122 million during fiscal 2025, or 22.1% of our total net sales. We believe our digital platform is an extension of our brand and retail stores, offering substantially the same merchandise assortment as offered in our stores but with opportunities to provide extensions of that same assortment online, whether in terms of sizing or particular styles that may not be available in stores at a particular point in time, providing our customers a seamless shopping experience. Additionally, we often transfer or reallocate merchandise from our stores to our e-com distribution center, or vice versa, to capitalize on consumer purchasing trends. We believe that our target customer regularly shops online through various digital channels and mobile applications in addition to visiting stores. Our website serves both as a sales channel and a marketing tool to our extended customer base, including those customers in markets where we do not currently have stores. For example, we sell merchandise to customers in all 50 states and the District of Columbia while having physical stores in just 33 states. We also believe our fully-integrated digital platform reinforces the Tillys brand image and serves as an advertising vehicle for our retail stores. Similar to the merchandising approach in our stores, we frequently change the look of our website to highlight new brands and products. We utilize multiple tools to drive traffic online and to our stores, including our marketing materials in our retail stores, search engine marketing, paid social media marketing, online ad placement, shopping site partnerships, third-party affiliations, email marketing, digital marketing, SMS marketing, and push notifications. In addition, we utilize our website to offer current information on our upcoming events, promotions and store locations.
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
We believe our distribution and fulfillment infrastructure is adequate to support our current business needs. During fiscal 2025, we continued to upgrade our warehouse management systems to allow for more efficient inventory management across our two distribution facilities to support future growth.
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
In fiscal 2025, we implemented a new merchandise price optimization tool to allow for more targeted, precise pricing adjustment opportunities to drive improved sell-thru rates at higher average unit retail values. We also further upgraded our website and mobile application to better serve our customers. Our native mobile app is available on both Android and iOS platforms, complete with full loyalty integration, Apple Pay, omni-channel functionality, and a personalized user experience. On our website, we continued to enhance the customer experience by introducing Apple Pay and Google Pay, redesigning the interface, and improving the return process. Additionally, we have upgraded all store point-of-sale hardware, bolstered internet data connectivity to ensure redundancy across all locations, and integrated new delivery methods for enhanced customer convenience. We believe that these enhancements will improve customer engagement, expand sales opportunities, improve our real-time inventory visibility and order management, facilitate seamless omni-channel execution, and enhance our ability to manage customer relationships. During fiscal 2024, we also implemented new warehouse management software that has generated labor and process efficiencies across both our stores and e-com distribution operations.
Competition
The teenage and young adult retail apparel, accessories and footwear industry is highly competitive. We compete with various publicly-traded and privately-held teen-oriented apparel retailers for customers, store locations, store associates and management personnel, including but not limited to Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, H&M, Hollister, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, off-price retailers, online marketplaces such as Amazon, online retailers such as Fashion Nova, Revolve, Shein, and Temu, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and that target customers through catalogs, e-commerce and social media. Further, we may face new competitors and increased competition from existing competitors as we potentially expand into new markets and increase our presence in existing markets. Given the extensive number and types of retailers with which Tillys competes for customers, we believe that our target market is highly fragmented and we do not believe we have a significant share of this market.
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

Employees
As of January 31, 2026, we employed approximately 1,314 full-time and approximately 3,809 part-time employees, of which approximately 468 were employed at our corporate office and distribution facilities and approximately 4,655 were employed at our store locations. However, the number of total employees, especially part-time employees, fluctuates depending upon our seasonal needs and, in fiscal 2025, varied between approximately 5,200 and 7,100 employees. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.
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
Seasonality
Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience fluctuations in our revenues and net income. Net revenues are typically smallest in the first quarter and largest during the fourth quarter of a given fiscal year. Our net sales fluctuate significantly in relation to various holidays and other peak shopping periods, including but not limited to the Thanksgiving and Christmas holiday season, the back-to-school season, spring break periods, and other holidays. If, for any reason, our revenues were below seasonal norms or expectations during these quarters, particularly during peak selling periods, our annual results of operations could be adversely affected. The level of our working capital reflects the seasonality of our business. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in anticipation of the increased revenues during these periods.
Environmental, Social, Governance (ESG) Matters
Environmental Matters
In fiscal 2025, we conducted our first comprehensive climate risk assessment aligned with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”), a widely used framework for evaluating and disclosing climate-related risks and opportunities. The assessment evaluated potential physical and transition risks, as well as opportunities, and considered their potential impacts on our business. This included a review of our operations, including stores, offices, and distribution centers, as well as our existing practices and exposures across several areas, including legal and policy, market, reputational, and technology-related factors. Climate-related risks and opportunities were identified through interviews with stakeholders across the organization and with the support of an independent third-party climate consultant. We intend to periodically update this assessment and continue to refine our approach over time.
As part of the assessment, we also completed our first greenhouse gas (“GHG”) inventory, measuring our Scope 1 (direct) emissions and Scope 2 (indirect) emissions. Although we have not established formal GHG reduction targets or other climate-related targets at this time, we continue to evaluate opportunities to reduce GHG emissions across our operations. For example, we endeavor to incorporate high energy-efficiency standards in our buildings where practical.
While litigation related to the enforcement of certain climate-related disclosure regulations has resulted in a temporary pause in public climate disclosures, we are actively reviewing the findings of our climate risk assessment and GHG inventory and identifying opportunities to mitigate climate-related risks to our business.
From a distribution center operations perspective, substantially all purchased corrugated boxes used for shipping products from our distribution center to Tillys stores are made from previously used corrugated material. During fiscal 2025, we reused approximately 57% of those corrugated boxes for future shipping needs, and we recycled the remaining 43% of corrugated boxes. We endeavor to recycle packing material received with merchandise from our product suppliers. Our distribution centers are equipped with Design Lights Consortium classified LED lamps. Since fiscal 2023, our e-com distribution center and our Construction and Purchasing building have achieved and maintained the California Green Business Network Certification, which includes practices such as adopting energy-efficient light sensors and thermostats, implementing water fixtures with reduced water use, and enhancing recycling initiatives. Between our e-com distribution center and our corporate office, we have installed 19 electric vehicle chargers.
Social Matters
We support a variety of programs to assist the communities in which we operate, including but not limited to:
•We support TLC, a non-profit charitable organization managed by our co-founder, Tilly Levine, which seeks to empower our youth and improve their self-confidence through a variety of educational programs. Our support of TLC includes customer donations at our store registers (round-up for charity), cash donations by the Company, use of a portion of our e-com distribution center office space for their operations, and use of Company staff to aid in event planning.
•We provide support to numerous school and community events within the communities we serve in terms of cash donations or on-site activations.
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
Governance Matters
Although we are a controlled company as a result of the Company stock held by our Co-Founder and Executive Chairman, Hezy Shaked, five of the seven members of our Board of Directors are independent under applicable NYSE rules. Each of our Board committees (Audit, Compensation, and Nominating/Governance) are chaired by, and comprised of, only the independent members of our Board of Directors, consistent with NYSE requirements. Our Board of Directors is comprised of five individuals who self-identify as men and two individuals who self-identify as women.
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
We depend upon consumers feeling confident to spend discretionary income on our product offerings to drive our sales. Consumer spending may be adversely impacted by economic conditions such as consumer confidence in future economic conditions, inflation in housing, energy, gasoline and food costs, interest and tax rates, employment levels, salary and wage levels, general business conditions, and the availability of consumer credit. In addition, consumer spending can be impacted by non-economic factors, including geopolitical issues, trade restrictions, unseasonable weather, pandemics/epidemics, and other factors that are outside of our control. These risks may be exacerbated for retailers like us who focus on specialty apparel, footwear and accessories. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as the southwestern and northeastern United States and Florida. We experienced significant decreases in net sales during the past few fiscal years, at least partly in light of inflationary pressures on consumers and concerns regarding the economic and geo-political environment, and similar impacts may occur in the future. If periods of decreased consumer spending persist, our sales could continue to decrease, and our financial condition and results of operations could be adversely affected.
A rise in the cost of products and services that are necessary for the operation of our business could increase our cost of sales and cause our results of operations and margins to decline.
Fluctuations in the price, availability and quality of fabrics or other raw materials used to manufacture the products that we sell, as well as the price for transportation and labor, and other rising costs (including tariffs) passed on to us by our vendor partners, could adversely impact our cost of sales and our ability to meet our customers’ demands. In particular, because a key component of the clothing we sell is cotton, increases in the cost of cotton may significantly affect the cost of our merchandise and could have an adverse impact on our cost of sales. We may not be able to pass all or a portion of these higher costs on to our customers, which could have a material adverse effect on our profitability. In addition, our results of operations and financial condition may be materially adversely impacted by continued heightened levels of inflation and interest rate increases. These economic pressures may result in increased costs for many products and services that are necessary for the operation of our business (including product costs, labor costs, shipping costs, and digital marketing costs, among others), as well as decreases in consumer spending or demand for our products, any of which could adversely impact our financial condition and results of operations.
We have a recent history of operating losses, and if we are unable to improve our performance or profitability, we may need to begin borrowing under our credit facility to finance operations and/or find additional sources of liquidity to meet our cash requirements.
We incurred net losses in fiscal 2025, 2024 and 2023. If we continue to incur operating losses, we may need to begin borrowing to finance our day-to-day operations and/or require additional sources of liquidity, including debt financing or equity financing to fund our operating requirements in the future. We cannot guarantee you that we will be successful in improving our performance or, if we are able to do so, that we would be able to maintain profitability, including as a result of the factors described herein. If we require additional funding to meet our cash flow needs, we may be required to obtain such funding through, among other things, incurring debt under our existing credit agreement, additional loans or the issuance of debt or equity securities. However, additional funding may not be available to us on acceptable terms, or at all. If we are unable to meet our liquidity needs, our business and operating results would be adversely affected, including reputational harm, failure to satisfy our existing obligations, insolvency or bankruptcy.
We face intense competition in our industry and we may not be able to compete effectively.
The teen-focused retail industry is highly competitive. We currently compete with a variety of publicly-traded and privately-held specialty apparel retail chains such as, but not limited to, Abercrombie & Fitch, Aeropostale, American Eagle Outfitters, Boot Barn, The Buckle, H&M, Hollister, Hot Topic, Pacific Sunwear, Urban Outfitters, and Zumiez. In addition, we compete with independent specialty shops, department stores, e-com only retailers such as Fashion Nova, Revolve, Shein and Temu, off-price retailers, online marketplaces such as Amazon, stores and websites operated by our third-party brands, and direct marketers that sell similar lines of merchandise and target customers through catalogs, e-com and social media. Moreover, the internet and new technologies facilitate competitive entry and comparison shopping in our retail market. While we offer a multichannel shopping experience and use social media to interact with our customers and enhance their shopping experiences, multichannel retailing is rapidly evolving, and we may not be able to keep pace with changing customer expectations and new developments by our competitors. Competition with some or all of these retailers could require us to lower our prices or risk losing customers. In addition, significant or unusual promotional activities by our competitors and third-party brands may cause us to increase our promotional activity and incur higher customer acquisition costs, which could adversely impact our operating cash flow. Because of these factors, current and future competition could have a material adverse effect on our financial condition and results of operations.
Furthermore, many of our competitors have greater financial, marketing and other resources than we currently do, and therefore may be able to devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can, which would put us at a competitive disadvantage. Moreover, we do not possess exclusive rights to many of the elements that comprise our in-store experience and product offerings, and our competitors may seek to emulate facets of our business strategy and in-store experience, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of the third-party branded products we sell are sold to us on a non-exclusive basis, and our current and future competitors may be able to duplicate or improve on some or all of our in-store experience or product offerings that we believe are important in differentiating our stores and our customers’ shopping experience. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.
We purchase merchandise in advance of the season in which it will be sold and if we purchase too much inventory or do not manage our inventory levels effectively, we may need to reduce prices in order to sell it or face other negative impacts, which may adversely affect our overall profitability.
We must actively and effectively manage our purchase of inventory. Generally, we order merchandise months in advance of it being received and offered for sale. If there is a significant decrease in demand for our products, if we fail to accurately predict fashion trends, consumer demands, or economic trends, or if unseasonable weather impacts the anticipated demand for certain product categories, or we are otherwise unable to accurately track inventory at the store level and aggregate daily sales information, communicate customer information and process purchasing card transactions, or process shipments of goods and report financial information, we may hold significant inventory, which can impact our ability to effectively cycle new products, increase storage costs or incur other costs or expenses, and we may be forced to rely on markdowns, promotional sales, or inventory liquidators to dispose of excess inventory. Due to unanticipated supply chain disruptions, we may fail to receive inventory timely or in line with when we anticipate customers will be seeking to purchase merchandise for a given season. In addition, seasonal fluctuations also affect our inventory levels, as we usually order and carry a significant amount of inventory before the back-to-school and winter holiday shopping seasons, which can heighten our risks of carrying excess inventory following those periods. If we are not successful in managing our inventory levels or selling our inventory, we may be forced to rely on markdowns or promotional sales to dispose of the inventory, or we may not be able to sell the inventory at all, which could have an adverse effect on our margins and operating income.
We may continue to experience comparable store sales or sales per square foot declines, which could cause our results of operations to decline.
The investing public may use comparable store sales or net store sales per square foot projections or results, over a certain period of time, such as on a quarterly or yearly basis, as an indicator of profitability. Our comparable store sales have generally been declining for the past three fiscal years and can vary significantly from period to period for a variety of reasons, such as the age of stores, changing economic factors, unseasonable weather, continued declines in mall and retail foot traffic, changing fashion trends, pricing, the timing of the release of new merchandise and promotional events and increased competition. These factors could cause comparable store sales or net store sales per square foot to continue to decline or fail to grow at expected rates, which could adversely affect our results of operations and stock price during such periods.
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
At any point in time, we are in the process of implementing new merchandising strategies, customer-facing technology enhancements, new systems or upgrades to existing systems, and cost reduction or containment plans. The implementation of these strategies or plans may not be completed or achieve the anticipated results within the expected timeframe, which may result in further declines in net sales or unanticipated cost increases. Even if implemented, we cannot assure that our strategies or plans will be successful to meet our current and future business needs or that they will operate as designed. If the implementation of our business strategies and plans is not executed efficiently and effectively, our business, financial condition, and our operating results could be adversely affected.
Our business depends upon our ability to successfully open profitable new stores and improve the performance of our existing stores, which are subject to a variety of risks and uncertainties.
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
We have historically depended on the location of our stores to generate a large proportion of traffic to our stores. We try to select well-known and popular malls, power centers, neighborhood and lifestyle centers, outlet centers and street-front locations, usually near prominent retailers, to generate traffic to our stores. Traffic at these retail centers, and consequently our stores, could be adversely affected by economic downturns nationally or regionally, competition from Internet retailers, changes in consumer demographics, the closing or decrease in popularity of other retailers in the retail centers in which our stores are located, our inability to obtain or maintain desirable store locations within retail centers or the selection by prominent retailers and businesses of other locations. We, and the retail industry generally, have experienced and may continue to experience declines in consumer traffic to retail centers as consumer purchasing behaviors have shifted toward online purchases and we may experience further declines in the future. A continuing reduction in traffic to retail centers would likely lead to a decrease in our net sales and results of operations, which could have a material adverse effect on our financial condition, results of operations and stock price.
We are required to make significant lease payments for our store leases, corporate offices, and distribution centers, which may strain our cash flow.
We lease all of our retail store locations as well as our corporate headquarters, warehouses, distribution and e-com fulfillment centers. We do not own any real estate. Leases for our stores are typically for terms of ten years and many can be extended in five-year increments. Many of our leases have early cancellation clauses which permit us to terminate the lease if certain sales thresholds are not met in certain periods of time. Our costs under these leases represent a significant portion of our operating expenses and can grow rapidly with store count growth and/or increases in lease costs at existing locations over time. We are required to pay additional rent under many of our lease agreements based upon achieving certain sales plateaus for each store location. In addition, we must make significant payments for common area maintenance and real estate taxes. Many of our lease agreements also contain provisions which increase the rent payments on a set time schedule, causing the cash rent paid for a location to escalate over the term of the lease. In addition, rent costs could escalate when multi-year leases are renewed at the expiration of their lease term. These costs are significant, recurring and increasing, which places a consistent strain on our cash flows.
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
We believe that our brand image and brand awareness have contributed significantly to the historical success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to maintain or improve our brand image in our existing markets, successfully integrate new stores into their surrounding communities, or to expand into new markets could be adversely impacted if our marketing initiatives are unsuccessful and we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, e-com, social media, community relations, store graphics, and employee training, which could adversely affect our cash flow and which may not ultimately be successful. Failure to successfully market our brand could harm our business, results of operations and financial condition.
Any inability to balance merchandise bearing our proprietary brands with the third-party branded merchandise we sell may have an adverse effect on our sales and gross margin.
Our proprietary branded merchandise represents a significant portion of our net sales. Our proprietary branded merchandise generally has a higher gross margin than the third-party branded merchandise we offer. As a result, we may determine that it is best for us to continue to hold or increase the penetration of our proprietary brands in the future. However, carrying our proprietary brands limits the amount of third-party branded merchandise we can carry and, therefore, there is a risk that customers’ perception that we offer many major brands will decline, and that our third-party branded partners may become less interested in working with us. By maintaining or increasing the amount of our proprietary branded merchandise, we are also exposed to greater fashion risk, as we may fail to anticipate fashion trends correctly. These risks could have a material adverse effect on sales and profitability.
Most of our merchandise is produced in foreign countries, making the price and availability of our merchandise susceptible to international trade and other international conditions.
Although we predominantly purchase our merchandise from domestic suppliers, these suppliers have a majority of their merchandise made in foreign countries. Some foreign countries can be, and have been, affected by political and economic instability and natural disasters, negatively impacting trade, which can result in material delays in the delivery of certain merchandise to us from foreign manufacturers. The countries in which our merchandise currently is manufactured or may be manufactured in the future have been subject to and could become subject to new trade restrictions imposed by the United States or other foreign governments. Trade restrictions, including new or increased tariffs or quotas, embargoes and customs restrictions, against apparel items, as well as labor strikes, work stoppages or boycotts, epidemics or pandemics could increase the cost or reduce the supply of apparel available to us and have a material adverse effect on our business, financial condition and results of operations. In addition, our merchandise supply could be impacted if our suppliers’ imports become subject to existing or future duties and quotas, or if our suppliers face increased competition from other companies for production facilities, import quota capacity and shipping capacity. Any increase in the cost of our merchandise or limitation on the amount of merchandise we are able to purchase could have a material adverse effect on our financial condition and results of operations.

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
The majority of our stores are located in California, Texas, Arizona, Nevada, Florida and the northeastern United States. Sales in these states could be more susceptible to disruptions than other parts of the country, such as from economic and weather conditions, demographic and population changes and changes in fashion tastes, and consequently, we may be more susceptible to these factors than more geographically diversified competitors. Compared to the country as a whole, stores in California are exposed to a relatively high risk of damage from a major earthquake or wildfires, while stores in Florida are exposed to a relatively high risk from hurricane damage. Any negative impact upon or disruption to the operations of stores in these states could have a material adverse effect on our financial condition and results of operations.
Litigation costs and the outcome of litigation could have a material adverse effect on our business.
From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, wage and hour matters, compliance with accessibility laws, apparel, footwear and accessory safety standards, security of customer and employee personal information, stockholder litigation, contractual relations with vendors, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Our business and growth depends upon the leadership and experience of our key executive management team. We also may be unable to retain other existing management personnel that are critical to our success, which could result in harm to our vendor and employee relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of services of any of our key personnel could have a material adverse effect on our business and prospects, and could be viewed in a negative light by investors and analysts, which could cause our Class A common stock price to decline. All of our employees are employed at will and are not contractually bound to stay with the company. If we lose the services of any of our key personnel or we are not able to attract additional qualified personnel, we may not be able to successfully manage our business.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 10 votes per share, on all matters to be voted on by our common stockholders. All of the shares of Class B common stock are beneficially owned by Hezy Shaked and Tilly Levine. As a result, Mr. Shaked and Ms. Levine own a significant economic interest in the company and substantial majority of the total voting power of our outstanding common stock. In addition, Mr. Shaked serves as Executive Chairman of the Board of Directors and Chief Strategy Officer, and is the voting trustee, pursuant to a voting trust agreement, covering the shares owned by Ms. Levine. As a result, Mr. Shaked may dictate the outcome of most corporate actions requiring stockholder approval, including the election of directors and mergers, acquisitions and other significant corporate transactions. Mr. Shaked may delay or prevent a change of control from occurring, even if the change of control could appear to benefit the stockholders. Mr. Shaked may also have interests that differ from other stockholders and may vote in a way with which stockholders disagree and which may be adverse to the interests of other stockholders. This ownership concentration may adversely impact the trading of our Class A common stock because of a perceived conflict of interest that may exist, thereby depressing the value of our Class A common stock.

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
The market for retail apparel stocks can be highly volatile. As a result, the market price of our Class A common stock may be volatile and investors may experience a decrease in the value of the Class A common stock, unrelated to our operations. The price of our Class A common stock has, and could in the future, fluctuate significantly in response to a number of factors, as discussed in this “Risk Factors” section. Further, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation. The threat or filing of class action litigation lawsuits could cause the price of our Class A common stock to decline.

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
Although we previously paid special cash dividends to holders of record of issued and outstanding shares of our common stock, we have not issued any cash dividends to stockholders since 2021. There can be no assurance that we will pay additional cash dividends on our common stock in the future. We do not currently have any formal plans for paying any additional cash dividends on our common stock. Therefore, capital appreciation, if any, of our Class A common stock could be the sole source of gain for our Class A common stockholders for the foreseeable future.
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
We primarily rely on cash flows generated from existing stores to fund our operations. An increase in our net cash outflow for new stores or remodels of existing stores could adversely affect our operations by reducing the amount of cash available to address other aspects of our business. In addition, any expansion of our business could require significant amounts of cash from operations to pay our existing and future lease obligations, build out new store space, remodel existing stores, purchase inventory, create new marketing and advertising initiatives, fund the expansion of our e-com business, pay personnel, pay for the increased costs associated with operating as a public company, and, if necessary, further invest in our infrastructure and facilities. If our business does not generate sufficient cash flows from operations to fund these activities and sufficient funds are not otherwise available from our existing revolving credit facility or future credit facilities, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, curtail or eliminate planned store openings or investment in existing stores. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership may be diluted. Any debt financing we may incur may impose covenants on us that restrict our operations or require interest payments that would create additional cash demands and financial risk for us.
Epidemics, pandemics, war, terrorism, civil unrest or other public disruptions could negatively affect our business.
All of our stores are located in public areas where large numbers of people typically gather. Epidemics or pandemics, terrorist attacks or threats thereof, civil unrest, and/or acts or threats of violence involving public areas could cause people not to visit areas where our stores are located, and could have other potential impacts that may adversely affect our results of operations and financial condition. Further, armed conflicts or acts of war throughout the world may create uncertainty, causing consumers to spend less on discretionary purchases, including on apparel and accessories, and disrupting our ability to obtain merchandise for our stores. Such decreases in consumer spending or disruptions in our ability to obtain merchandise could decrease our sales and materially adversely affect our financial condition and results of operations. Other types of violence, such as shootings in malls or in public areas, could lead to lower traffic in shopping malls or centers in which we operate stores. In addition, local authorities or management from the mall or shopping center could close the mall or shopping center in response to security concerns. Such closures, as well as lower traffic due to security concerns, could result in decreased sales.
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
The impact of climate change could have an adverse impact on our business, and the implementation of environmental, and governance initiatives, as well as sustainability initiatives, could lead to regulatory or structural modifications within the industry. Such changes may necessitate substantial operational adjustments and expenses, dampen demand for our Company's goods, and have an unfavorable impact on our business, financial health, marketing strategy and performance.
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
Climate change, environmental, and governance matters, and sustainability are a growing global movement. The ongoing political and societal attention on these issues has led to the creation of both current and potential international agreements, as well as national, regional, and local laws, regulations, reporting requirements, and policy shifts. Additionally, in some of the regions where we conduct business, there is growing social pressure to limit greenhouse gas emissions, along with other global initiatives. Such agreements and measures may necessitate, or could result in forthcoming legislation, regulatory measures, litigation or policy shifts that could require operational changes, additional compliance or disclosure obligations, taxes, or purchases of emission credits to decrease the emission of greenhouse gases from our operations, which could result in significant additional costs or expenses, cause us reputational harm, and could materially adversely affect our business, financial condition, marketing strategy, and results of operations.
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
Our Director of Information Security is responsible for assessing and managing our material risks from cybersecurity threats. He has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. He also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.
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
All of our 223 stores, encompassing a total of approximately 1.6 million total square feet as of January 31, 2026, are occupied under operating leases. The store leases generally have a base lease term of 10 years and many have renewal option periods, and we are generally responsible for payment of property taxes and utilities, common area maintenance and mall marketing fees.
We consider all of our properties adequate for our present and anticipated future needs.
Item 3. Legal Proceedings
The information under the subheading "Legal Proceedings" contained in "Note 10: Commitments and Contingencies" to our consolidated financial statements included in this Report is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the NYSE under the symbol “TLYS”. There is no established trading market for our Class B common stock. As of April 6, 2026, we had approximately twelve stockholders of record, ten of whom were holders of our Class A common stock and two of whom were holders of our Class B common stock. The number of stockholders of record is based upon the actual number of stockholders registered at such date and does not include holders of shares in “street names” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.
Dividends on Common Stock
We have not paid any dividends on our common stock since December 2021, and we do not currently have any plans to issue dividends in the future.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year ended January 31, 2026 (the "2026 Proxy Statement").
Stock Performance Graph
The following graph compares the cumulative stockholder return on our Class A common stock for the five years ended January 31, 2026 to the cumulative return of (i) the S&P Midcap 400 Index and (ii) the S&P 400 Apparel Retail Index over the same period. This graph assumes an initial investment of $100 on January 30, 2021 in our Class A common stock, the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index and assumes the reinvestment of dividends, if any.
Comparison of 5-Year Cumulative Total Return as of January 31, 2026
Among Tilly's, Inc., the S&P Midcap 400 Index and the S&P 400 Apparel Retail Index
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during the fiscal year or purchase any of our securities during the three months ended January 31, 2026.
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
We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to January 31 of the following year. References to "fiscal year 2025" or "fiscal 2025" refer to the fiscal year ended January 31, 2026, references to "fiscal year 2024" or "fiscal 2024" refer to the fiscal year ended February 1, 2025, and references to "fiscal year 2023” or "fiscal 2023” refer to the fiscal year ended February 3, 2024. Fiscal 2025 and 2024 both consisted of a 52-week period while fiscal 2023 consisted of a 53-week period.
The discussion and analysis of our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition, cash flows and results of operations for fiscal 2024 compared to fiscal 2023. See Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended February 1, 2025, for this discussion.
Overview
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging and proprietary brands rooted in an active and outdoor lifestyle. The Tillys concept began in 1982 when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of January 31, 2026, we operated 223 stores in 33 states, averaging approximately 7,145 square feet per store. We also sell our products through our website, www.tillys.com.
Known or Anticipated Trends
We believe the combined impacts of persistent inflation, enacted and potential tariffs, regional conflicts, and potential economic recession in the current economic environment could negatively impact consumer spending generally and our customer base, in particular, which has had and may in the future have a significant, adverse impact on our operating results and financial condition.
Inflation has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 46% of our total selling, general and administrative expense in fiscal 2025. Our average hourly rate for store payroll in fiscal 2025 was approximately 35% higher than in pre-pandemic fiscal 2019 and approximately 3% higher than in fiscal 2024. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2026, particularly if we are unable to generate net sales growth.
We expect our effective income tax rate to be near zero on an annual basis until such time that we are able to return to generating operating profits on a consistent basis due to maintaining a full valuation allowance on all deferred tax assets as a result of our recent operating losses.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are net sales, comparable store sales, gross profit, selling, general and administrative expenses and operating loss.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales:

	Fiscal Year Ended (1)
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Statements of Operations Data:
Net sales	$553,585	$569,453	$623,083
Cost of goods sold	385,391	416,029	453,702
Rent expense, related party	3,727	3,727	3,724
Total cost of goods sold	389,118	419,756	457,426
Gross profit	164,467	149,697	165,657
Selling, general and administrative expenses	183,273	199,014	196,106
Rent expense, related party	534	532	533
Total selling, general and administrative expenses	183,807	199,546	196,639
Operating loss	(19,340)	(49,849)	(30,982)
Other income, net	1,751	3,837	5,199
Loss before income taxes	(17,589)	(46,012)	(25,783)
Income tax (benefit) expense	(137)	217	8,709
Net loss	$(17,452)	$(46,229)	$(34,492)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.6%	73.1%	72.8%
Rent expense, related party	0.7%	0.7%	0.6%
Total cost of goods sold	70.3%	73.7%	73.4%
Gross profit	29.7%	26.3%	26.6%
Selling, general and administrative expenses	33.1%	34.9%	31.5%
Rent expense, related party	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	33.2%	35.0%	31.6%
Operating loss	(3.5)%	(8.8)%	(5.0)%
Other income, net	0.3%	0.7%	0.8%
Loss before income taxes	(3.2)%	(8.1)%	(4.1)%
Income tax (benefit) expense	0.0%	0.0%	1.4%
Net loss	(3.2)%	(8.1)%	(5.5)%

The following table presents store operating data for the periods indicated:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Store Operating Data:
Stores operating at end of period	223	240	248
Comparable store sales change (2)	0.3%	(8.0)%	(10.6)%
Total square feet at end of period (in thousands)	1,593	1,730	1,801
Average net sales per brick-and-mortar store (in thousands) (3)	$1,829	$1,791	$1,944
Average net sales per square foot (3)	$255	$247	$267
E-com revenues (in thousands) (4)	$122,456	$124,728	$137,453
E-com revenues as a percentage of net sales	22.1%	21.9%	22.1%
(1)Each of the fiscal years ended January 31, 2026 and February 1, 2025 included 52 weeks. The fiscal year ended February 3, 2024 included 53 weeks.
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
Fiscal Year 2025 Compared to Fiscal Year 2024
Net Sales
Total net sales were $553.6 million, a decrease of 2.8%. We ended fiscal 2025 with 17 fewer stores than at the end of fiscal 2024, a 7.1% reduction in total store count. Total comparable net sales, including both physical stores and e-commerce ("e-com"), increased by 0.3% for the year with sequential improvement in our comparable net sales trend in each quarter of the fiscal year, including an accelerating trend of comparable net sales growth for each of the final six fiscal months of fiscal 2025 relative to the comparable periods of fiscal 2024.

$ millions	Attributable to
$1.6	Increase in comparable net sales of 0.3%, including e-com
(17.5)	Decrease in non-comparable store sales, primarily from a decrease in net stores.
$(15.9)	Total
•Net sales from physical stores were $431.1 million, a decrease of 3.1%, primarily due to operating 17 fewer net stores at the end of fiscal 2025 compared to the end of fiscal 2024. Comparable store net sales from physical stores increased by 0.9% in fiscal 2025 relative to the comparable period of fiscal 2024. Net sales from physical stores represented 77.9% of total net sales this year compared to 78.1% of total net sales last year.
◦Net sales from e-com were $122.5 million, a decrease of 1.8%. E-com net sales represented 22.1% of total net sales this year compared to 21.9% of total net sales last year.
Gross Profit
Gross profit, including buying, distribution, and occupancy costs, was $164.5 million, or 29.7% of net sales, an improvement of $14.8 million, or 340 basis points as a percentage of net sales, compared to $149.7 million, or 26.3% of net sales, last year. Product margins improved by 290 basis points primarily due to higher initial markups and lower markdowns as a result of operating with reduced, more current inventory. Buying, distribution, and occupancy costs improved by 50 basis points, or $7.1 million, collectively, primarily due to decreased occupancy costs associated with operating 17 fewer net stores compared to last year.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $183.8 million, or 33.2% of net sales, a reduction of $15.7 million, or 180 basis points as a percentage of net sales, compared to $199.5 million, or 35.0% of net sales, last year.

%	$ millions	Primarily Attributable to
(0.6)%	$(6.0)	Decrease in store payroll and related benefits
(0.6)%	(3.2)	Decrease in non-cash store asset impairment charges
(0.4)%	(2.6)	Decrease in e-com fulfillment temporary labor
(0.1)%	(1.3)	Decrease in corporate payroll and related benefits
(0.2)%	(1.0)	Decrease in donation expense
0.1%	(1.6)	Net change in all other SG&A expenses
(1.8)%	$(15.7)	Total
Operating Loss
Operating loss was $19.3 million, or 3.5% of net sales, an improvement of $30.5 million, or 530 basis points as a percentage of net sales, compared to $49.8 million, or 8.8% of net sales, last year, due to the combined impact of the factors noted above.
Income Tax (Benefit) Expense
Income tax benefit was $137 thousand, or 0.8% of pre-tax loss, compared to income tax expense of $0.2 million, or 0.5% of pre-tax loss last year. Both years' income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Loss Per Share
Net loss was $17.5 million, or $0.58 per share, an improvement of $28.8 million, or $0.96 per share, compared to $46.2 million, or $1.54 net loss per share, last year.
Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, store growth and remodels, and all of our planned capital expenditures with existing cash on hand, and cash flows from operations.
In addition to cash and cash equivalents, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, our cash on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the filing of this Report and do not anticipate needing to access our credit facility at any time during the next 12 months. If these sources are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance that equity or debt financing will be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our stockholders.
Working Capital
Working capital at January 31, 2026, was $25.1 million compared to $31.6 million at February 1, 2025, a decrease of $6.5 million. The changes in our working capital during fiscal 2025 were as follows:

$ millions	Description
$31.6	Working capital at February 1, 2025
(18.1)	Decrease in merchandise inventories, net of accounts payable
6.8	Increase due to a decrease in operating lease liabilities
4.8	Net change from all other changes in current assets and current liabilities
$25.1	Working capital at January 31, 2026

Cash Flow Analysis
A summary of operating, investing and financing activities is shown in the following table:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	(in thousands)
Net cash provided by (used in) operating activities	$4,098	$(42,018)	$(6,733)
Net cash provided by (used in) investing activities	21,159	15,753	(19,993)
Net cash provided by financing activities	—	294	227
Net change in cash and cash equivalents	$25,257	$(25,971)	$(26,499)
Net Cash Provided By (Used In) Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities was $4.1 million this year compared to net cash used of $42.0 million last year. The $46.1 million increase in net cash provided by operating activities compared to last year was primarily due to a decrease in net loss of $28.8 million in fiscal 2025 compared to fiscal 2024, and favorable changes in cash provided by merchandise inventories net of accounts payable compared to last year.
Net Cash Provided By (Used In) Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash provided by investing activities was $21.2 million this year compared to $15.8 million last year. Net cash provided by investing activities in fiscal 2025 consisted of maturities of marketable securities of $25.8 million, partially offset by capital expenditures totaling $4.7 million. Net cash provided by investing activities in fiscal 2024 consisted of maturities of marketable securities of $98.5 million, partially offset by purchases of marketable securities of $74.5 million and capital expenditures totaling $8.2 million.
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
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any of the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of January 31, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $41.5 million, and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable operating leases and software maintenance agreements.
We lease approximately 172,000 square feet for our corporate headquarters and distribution center from a company that is owned by the co-founders of Tillys, one of which is currently our Executive Chairman of the Board of Directors. These buildings are located at 10 and 12 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on December 31, 2027.
We lease approximately 26,000 square feet of office and warehouse space from a company that is owned by one of the co-founders of Tillys who is currently our Executive Chairman of the Board of Directors. This building is located at 11 Whatney, Irvine, California. The lease is accounted for as an operating lease and expires on June 30, 2032.
We lease approximately 81,000 square feet for our e-com distribution center from a company that is owned by one of the co-founders of Tillys who is currently our Executive Chairman of the Board of Directors. This building is located at 17 Pasteur, Irvine, California. The lease is accounted for as an operating lease and expires on October 31, 2031.
Our store leases are generally non-cancellable operating leases expiring at various dates through fiscal year 2036. Certain leases provide for additional rent based on a percentage of sales and annual rent increases based upon the Consumer Price Index. In addition, many of our store leases contain certain co-tenancy provisions that permit us to pay rent based on a pre-determined percentage of sales when the occupancy of the retail center falls below minimums established in such lease.
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
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution center and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at both January 31, 2026 and February 1, 2025 was not material.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
We may be subject to interest rate risk in connection with borrowings, if any, under our credit facility, which bears interest at variable rates. As of both January 31, 2026 and February 1, 2025, we had no outstanding borrowings under our credit facility.
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

Item 8. Financial Statements and Supplementary Data
Tilly’s, Inc.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Tilly’s, Inc.
Irvine, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Tilly’s, Inc. (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Impairment of Long-Lived Assets Related to Individual Stores
As indicated in the consolidated balance sheet and in Notes 2, 6, 9 and 11 to the Company’s consolidated financial statements, the Company’s long-lived assets consist of property and equipment, net, and operating lease right-of-use ("ROU") assets with carrying values of $33.5 million and $150.4 million, respectively, as of January 31, 2026. The Company records impairment of long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts of long-lived assets may not be recoverable. For the year ended January 31, 2026, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of certain long-lived assets related to individual stores to their estimated fair values.
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
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of management’s forecasted revenue growth rates by: (i) comparing current period actual performance to prior period projections, and (ii) comparing forecasted revenue growth rates to external market and industry data.
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

Costa Mesa, California
April 9, 2026

Tilly’s, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 31, 2026	February 1, 2025
ASSETS
Current assets:
Cash and cash equivalents	$46,313	$21,056
Marketable securities	—	25,653
Receivables	6,093	4,094
Merchandise inventories	61,692	69,178
Prepaid expenses and other current assets	11,095	10,979
Total current assets	125,193	130,960
Operating lease assets	150,364	169,805
Property and equipment, net	33,504	40,139
Other assets	1,699	1,559
TOTAL ASSETS	$310,760	$342,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,717	$11,120
Accrued expenses	12,102	12,750
Deferred revenue	13,290	14,116
Accrued compensation and benefits	7,903	9,418
Current portion of operating lease liabilities	41,308	48,384
Current portion of operating lease liabilities, related party	3,745	3,423
Other current liabilities	50	172
Total current liabilities	100,115	99,383
Non-current portion of operating lease liabilities	113,305	126,216
Non-current portion of operating lease liabilities, related party	12,099	15,844
Other long-term liabilities	99	149
Total long-term liabilities	125,503	142,209
TOTAL LIABILITIES	225,618	241,592
Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,168 and 22,846 shares issued and outstanding, respectively	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306 and 7,306 shares issued and outstanding, respectively	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	176,755	174,829
Accumulated deficit	(91,643)	(74,191)
Accumulated other comprehensive income	—	203
TOTAL STOCKHOLDERS' EQUITY	85,142	100,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$310,760	$342,463
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$553,585	$569,453	$623,083

Cost of goods sold (includes buying, distribution, and occupancy costs)	385,391	416,029	453,702
Rent expense, related party	3,727	3,727	3,724
Total cost of goods sold (includes buying, distribution, and occupancy costs)	389,118	419,756	457,426
Gross profit	164,467	149,697	165,657

Selling, general and administrative expenses	183,273	199,014	196,106
Rent expense, related party	534	532	533
Total selling, general and administrative expenses	183,807	199,546	196,639

Operating loss	(19,340)	(49,849)	(30,982)
Other income, net	1,751	3,837	5,199
Loss before income taxes	(17,589)	(46,012)	(25,783)
Income tax (benefit) expense	(137)	217	8,709
Net loss	$(17,452)	$(46,229)	$(34,492)

Basic and diluted loss per share of Class A and Class B common stock	$(0.58)	$(1.54)	$(1.16)
Weighted average basic shares outstanding	30,095	30,028	29,848
Weighted average diluted shares outstanding	30,095	30,028	29,848
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net loss	$(17,452)	$(46,229)	$(34,492)
Other comprehensive (loss) gain, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities	(203)	(120)	118
Other comprehensive (loss) gain, net of tax	(203)	(120)	118
Comprehensive loss	$(17,655)	$(46,349)	$(34,374)
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Number of Shares		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock (Class A)	Common Stock (Class B)
Balance at January 28, 2023	22,562	7,306	$30	$170,033	$6,530	$205	$176,798
Net loss	—	—	—	—	(34,492)	—	(34,492)
Share-based compensation expense	—	—	—	2,218	—	—	2,218
Restricted stock, net of forfeitures	57	—	—	—	—	—	—
Exercise of stock options	95	—	—	400	—	—	400
Taxes paid for short swing profits disgorgement payment	—	—	—	(173)	—	—	(173)
Net change in unrealized gains on available-for-sale securities	—	—	—	—	—	118	118
Balance at February 3, 2024	22,714	7,306	30	172,478	(27,962)	323	144,869
Net loss	—	—	—	—	(46,229)	—	(46,229)
Share-based compensation expense	—	—	—	2,057	—	—	2,057
Restricted stock	61	—	—	—	—	—	—
Exercise of stock options	71	—	—	294	—	—	294
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(120)	(120)
Balance at February 1, 2025	22,846	7,306	30	174,829	(74,191)	203	100,871
Net loss	—	—	—	—	(17,452)	—	(17,452)
Share-based compensation expense	—	—	—	1,926	—	—	1,926
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(203)	(203)
Balance at January 31, 2026	23,168	7,306	$30	$176,755	$(91,643)	$—	$85,142
The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash flows from operating activities
Net loss	$(17,452)	$(46,229)	$(34,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,584	12,771	12,834
Share-based compensation expense	1,926	2,057	2,218
Impairment of assets	1,155	4,366	3,431
Loss (Gain) on disposal of assets	62	(29)	38
Gain on maturities of marketable securities	(363)	(1,823)	(1,966)
Deferred income taxes	—	—	8,497
Changes in operating assets and liabilities:
Receivables	(1,585)	2,856	5,563
Merchandise inventories	7,486	(6,019)	(1,042)
Prepaid expenses and other assets	(1,144)	1,044	5,561
Accounts payable	10,572	(3,405)	(1,474)
Accrued expenses	(374)	73	(596)
Accrued compensation and benefits	(1,515)	(484)	1,719
Operating lease liabilities	(4,274)	(6,019)	(5,323)
Deferred revenue	(826)	(841)	(1,146)
Other liabilities	(154)	(336)	(555)
Net cash provided by (used in) operating activities	4,098	(42,018)	(6,733)

Cash flows from investing activities
Purchases of marketable securities	—	(74,547)	(121,045)
Purchases of property and equipment	(4,687)	(8,224)	(13,958)
Proceeds from maturities of marketable securities	25,816	98,500	115,000
Proceeds from sale of property and equipment	30	24	10
Net cash provided by (used in) investing activities	21,159	15,753	(19,993)

Cash flows from financing activities
Proceeds from exercise of stock options	—	294	400
Taxes paid for short swing profits disgorgement payment	—	—	(173)
Net cash provided by financing activities	—	294	227

Change in cash and cash equivalents	25,257	(25,971)	(26,499)
Cash and cash equivalents, beginning of period	21,056	47,027	73,526
Cash and cash equivalents, end of period	$46,313	$21,056	$47,027

Supplemental disclosures of cash flow information:
Income taxes refunded	$(375)	$(2,462)	$(6,429)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$427	$695	$1,086
Operating lease liabilities arising from obtaining operating lease assets	$34,041	$22,406	$45,678

The accompanying notes are an integral part of these consolidated financial statements.

Tilly’s, Inc.
Notes to the Consolidated Financial Statements
Note 1: Description of the Company and Basis of Presentation
Tillys is a leading destination specialty retailer of casual apparel, footwear, accessories and hardgoods for young men, young women, boys and girls with an extensive selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and we operated 223 stores in 33 states as of January 31, 2026. Our stores are located in malls, lifestyle centers, "power" centers, community centers, outlet centers and street-front locations. Customers may also shop online, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2025, 2024 and 2023 ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Fiscal years 2025 and 2024 included 52 weeks. Fiscal year 2023 included 53 weeks.
Segment Reporting
Accounting principles generally accepted in the United States (“GAAP”) has established guidance for reporting information about our operating segment, including disclosures related to our products and services, geographic areas and major customers. We identified one reportable operating segment based on how our business is managed and evaluated. We determined our operating segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers and economic characteristics. All of our identifiable assets are in the United States. Refer to "Note 17: Segment Information", for further information.
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
Merchandise Inventories
Merchandise inventories are comprised of finished goods offered for sale at our retail stores and online. Inventories are stated at the lower of cost or net realizable value using the retail inventory method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. We believe that the retail inventory method approximates cost. Shipping and handling costs for merchandise shipped to customers of $16.9 million, $14.7 million and $17.0 million in fiscal years 2025, 2024 and 2023, respectively, are included in cost of goods sold in the accompanying Consolidated Statements of Operations.
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

These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. Markdowns are recorded as an increase to cost of goods sold in the accompanying Consolidated Statements of Operations. Total markdowns, including permanent and promotional markdowns, on a cost basis were $49.2 million, $54.6 million, and $65.0 million in fiscal years 2025, 2024, and 2023, respectively. As of the end of fiscal 2025 and 2024, total accrued markdowns on the Consolidated Balance Sheets were $1.8 million and $5.7 million, respectively.
We also record an inventory shrinkage reserve calculated as a percentage of net sales for estimated merchandise losses for the period between the last physical inventory count and the balance sheet date. These estimates are based on historical percentages and can be affected by changes in merchandise mix and changes in shrinkage trends. We perform physical inventory counts at least once per year for the entire chain of stores and our distribution and fulfillment centers, and adjust the inventory shrinkage reserve accordingly. If actual physical inventory losses differ significantly from the estimate, our results of operations could be adversely impacted. The inventory shrinkage reserve reduces the value of total inventory and is a component of inventories on the Consolidated Balance Sheets. The inventory shrinkage reserve at January 31, 2026 and February 1, 2025 was not material.
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
Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register, net of estimated returns and taxes collected from our customers. For e-com sales, we recognize revenue, net of sales taxes and estimated sales returns, and the related cost of goods sold at the time the merchandise is shipped to the customer. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of goods sold in the accompanying Consolidated Statements of Operations. For fiscal years 2025, 2024 and 2023, shipping and handling fee revenue included in net sales was $4.8 million, $5.0 million, and $5.6 million, respectively.
We accrue for estimated sales returns by customers based on historical sales return results. Our reserve for sales returns was $1.2 million as of both fiscal years ended January 31, 2026 and February 1, 2025.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The gift card liability balance was $8.7 million as of January 31, 2026 and $9.5 million as of February 1, 2025, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card “breakage”). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $11.8 million, $12.4 million and $14.5 million for fiscal years 2025, 2024 and 2023, respectively. For fiscal years 2025, 2024, and 2023, the opening gift card balances were $9.5 million, $10.2 million, and $11.1 million, respectively, of which $4.7 million, $4.9 million, and $5.8 million, respectively, were recognized as revenue during each period.
The following table summarizes net sales from our retail stores and e-com (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Retail stores	$431,129	$444,725	$485,630
E-com	122,456	124,728	137,453
Total net sales	$553,585	$569,453	$623,083
The following table summarizes the percent of net sales by department:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Mens	36%	36%	38%
Womens	28%	28%	27%
Accessories	14%	15%	15%
Footwear	12%	12%	12%
Boys	5%	5%	4%
Girls	5%	4%	4%
Total net sales	100%	100%	100%

The following table summarizes the percent of net sales by third-party and proprietary branded merchandise:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Third-party brands	63%	67%	68%
Proprietary brands	37%	33%	32%
Total net sales	100%	100%	100%
Loyalty Program
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $4.6 million as of both fiscal years ended January 31, 2026 and February 1, 2025. The value of points redeemed through our loyalty program was $6.3 million, $6.9 million and $8.0 million during fiscal years 2025, 2024, and 2023, respectively. For fiscal years 2025, 2024 and 2023, the opening loyalty program balances were $4.6 million, $4.7 million, and $5.0 million, respectively, of which $4.6 million, $4.7 million, and $5.0 million, respectively, were recognized as revenue during each period.
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

Advertising
We expense advertising costs as incurred, except for direct-mail advertising expenses which are recognized at the time of mailing. Advertising costs include such things as print, online and mobile advertising costs, store grand openings and other events. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $25.3 million, $24.0 million and $24.4 million in fiscal years 2025, 2024 and 2023, respectively.
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
Loss per Share
Basic loss per share is computed using the weighted average number of shares outstanding. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to restricted stock and outstanding options to purchase common stock. Refer to “Note 15: Loss Per Share”, for further information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and short-term investments. At January 31, 2026 and February 1, 2025, and at various times throughout these years, we had cash in financial institutions in excess of the $250,000 amount insured by the Federal Deposit Insurance Corporation. We typically invest our cash in highly rated, short-term commercial paper, interest-bearing money market funds, municipal bonds and certificates of deposit.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid and other disclosures. The new standard is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted and should be applied prospectively with the option of retrospective application. This guidance was effective for us for the annual report for fiscal 2025 and we have adopted the guidance as of the effective date on a prospective basis. Other than the new disclosure requirements, the adoption of this guidance did not have a significant impact on our consolidated financial statements. Refer to "Note 14: Income Taxes" for further information.
New Accounting Standards Not Yet Adopted
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
The following table summarizes investments in marketable securities as of February 1, 2025 (in thousands). We did not have any marketable securities as of January 31, 2026.

	February 1, 2025
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$19,868	$200	$—	$20,068
Fixed income securities	5,585	—	—	5,585
Total marketable securities	$25,453	$200	$—	$25,653

For fiscal years 2025, 2024 and 2023, we recognized gains on investments for commercial paper of $0.4 million, $1.8 million and $1.9 million, respectively, which matured during the period. In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we reclassified these amounts out of accumulated other comprehensive income and into other income, net, on the accompanying Consolidated Statements of Operations.
We did not purchase any fixed income securities during fiscal year 2025. For fiscal years 2024, and 2023 we purchased fixed income securities of $15.6 million, and $3.5 million, respectively.
For fiscal years 2025, 2024, and 2023 we recognized maturities of fixed income securities of $5.5 million, $13.5 million and $10.0 million, respectively.
Note 4: Receivables
At January 31, 2026 and February 1, 2025, receivables consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Credit and debit card receivables	$2,897	$2,210
Other	3,196	1,884
Total receivables	$6,093	$4,094
We establish a receivable for amounts we expect to collect. We make estimates for the allowance for credit losses against receivables for any potential uncollectible amounts.

For fiscal years 2025, 2024 and 2023, the allowance is zero.
Note 5: Prepaid Expenses and Other Current Assets
At January 31, 2026 and February 1, 2025, prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Prepaid maintenance	$4,469	$4,498
Prepaid rent	2,394	2,103
Prepaid insurance	1,910	1,674
Other	2,322	2,704
Total prepaid expenses and other current assets	$11,095	$10,979
Note 6: Property and Equipment
At January 31, 2026 and February 1, 2025, property and equipment consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Leasehold improvements	$150,338	$156,461
Computer hardware and software	49,119	48,807
Furniture and fixtures	41,797	44,493
Machinery and equipment	33,513	34,029
Vehicles	2,254	2,222
Construction in progress	4,428	2,945
Property and equipment, gross	281,449	288,957
Accumulated depreciation	(247,945)	(248,818)
Property and equipment, net	$33,504	$40,139
Depreciation and amortization expense related to property and equipment was $10.6 million, $12.8 million and $12.8 million in fiscal years 2025, 2024 and 2023, respectively.
Impairments are recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. We recorded non-cash impairment charges of $1.2 million, $4.4 million and $3.4 million in selling, general and administrative expenses in fiscal years 2025, 2024 and 2023, respectively, to write down the carrying value of long-lived assets to their estimated fair values. Refer to "Note 11: Fair Value Measurements", for further information. If we are not able to achieve our projected key financial metrics, we may incur additional impairment in the future for long-lived assets.
Note 7: Accrued Expenses
At January 31, 2026 and February 1, 2025, accrued expenses consisted of the following (in thousands):

	January 31, 2026	February 1, 2025
Accrued rent	$2,413	$1,628
Sales and use taxes payable	1,599	1,623
Merchandise returns	1,183	1,175
Computer services	855	1,138
Accrued freight	813	1,275
Other	5,239	5,911
Total accrued expenses	$12,102	$12,750

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
Events of default under the Credit Agreement include, among other things, failure to pay principal, interest, fees or other amounts; covenant defaults; material inaccuracy of representations and warranties; bankruptcy events; actual or asserted invalidity of any of the Credit Agreement or related loan documents; or a change of control.
In connection with the entry into the Credit Agreement, we entered into certain ancillary agreements including (i) a security agreement in favor of the Bank, and (ii) a guarantee by us in favor of the Bank.
As of January 31, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $41.5 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.
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

Operating leases
We lease office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. We incurred rent expense of $2.1 million, in each of the fiscal years 2025, 2024 and 2023, related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.
We lease office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We incurred rent expense of $0.6 million in each of the fiscal years 2025, 2024 and 2023, related to this lease. The lease deposits were $0.2 million, as of both fiscal years ended January 31, 2026 and February 1, 2025, and are included as a component of other assets on the Consolidated Balance Sheets. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the annual change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease a building (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com fulfillment center. We incurred rent expense of $1.5 million in each of the fiscal years 2025, 2024 and 2023, related to this lease. The lease deposits were $0.7 million, as of both fiscal years ended January 31, 2026 and February 1, 2025, and are included as a component of other assets on the Consolidated Balance Sheets. The lease payment adjusts annually based upon the greater of 5% or the annual change in the LAARUCPI. The lease began on November 1, 2011, and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur Irvine, California facility to Tilly's Life Center, ("TLC"), a related party and a charitable organization. We received sublease income of $99.4 thousand, $94.6 thousand, and $90.1 thousand in fiscal years 2025, 2024, and 2023, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2026	$4,411	$51,519	$55,930	$105
2027	4,167	41,028	45,195	—
2028	2,251	29,885	32,136	—
2029	2,363	21,248	23,611	—
2030	2,481	13,968	16,449	—
Thereafter	2,229	28,712	30,941	—
Total minimum lease payments	17,902	186,360	204,262	105
Less: Amount representing interest	2,058	31,747	33,805	—
Present value of operating lease liabilities	$15,844	$154,613	$170,457	$105
Lease expense for fiscal years 2025, 2024 and 2023 was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026			February 1, 2025			February 3, 2024
	COGS	SG&A	Total	COGS	SG&A	Total	COGS	SG&A	Total
Fixed operating lease expense	$63,564	$1,290	$64,854	$66,837	$1,429	$68,266	$64,868	$1,403	$66,271
Variable lease expense	13,903	42	13,945	14,875	42	14,917	19,271	70	19,341
Total lease expense	$77,467	$1,332	$78,799	$81,712	$1,471	$83,183	$84,139	$1,473	$85,612
As of January 31, 2026, additional operating lease contracts that have not yet commenced are approximately $1.3 million.
Supplemental lease information for the fiscal year ended January 31, 2026, February 1, 2025 and February 3, 2024 was as follows:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$68,090	$73,018	$71,751
Weighted average remaining lease term (in years)	4.82 years	4.93 years	5.42 years
Weighted average interest rate (1)	7.37%	6.68%	6.63%
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
Purchase Obligations
At January 31, 2026, our future minimum payments under agreements to purchase services primarily for software maintenance aggregated to $5.5 million, payable as follows: $2.0 million in fiscal 2026, $1.8 million in fiscal 2027, and $1.7 million in fiscal 2028. The amounts purchased, related to these agreements, was as follows: $2.2 million in fiscal 2025, $2.0 million in fiscal 2024, and $1.2 million in fiscal 2023.
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
As of January 31, 2026 and February 1, 2025, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	January 31, 2026			February 1, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$46,150	$—	$—	$20,685	$—	$—
Marketable securities:
Commercial paper	$—	$—	$—	$—	$20,068	$—
(1) Excludes cash of $0.2 million and $0.4 million as of fiscal 2025, and 2024, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets and operating lease ROU assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company specific risk premium determined by management. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result, we recorded non-recurring, non-cash impairment charges of $1.2 million, $4.4 million, and $3.4 million in fiscal years 2025, 2024 and 2023, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
	($ in thousands)
Carrying value of assets with impairment	$3,937	$21,490	$11,023
Fair value of assets impaired	$2,782	$17,124	$7,772
Number of stores tested for impairment	75	73	45
Number of stores with impairment	20	36	27
Note 12: Share-Based Compensation
The Tilly's, Inc. 2012 Third Amended and Restated Equity and Incentive Plan (the "2012 Plan"), authorizes up to 8,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of January 31, 2026, there were 786,915 shares available for future issuance under the 2012 Plan.

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
Performance-Based Stock Options
In fiscal year 2025, in conjunction with the hiring of our President and Chief Executive Officer, we granted 900,000 time-based stock options and 900,000 performance-based stock options pursuant to the 2012 Plan. Vesting of these performance-based stock options is dependent upon the achievement of certain stock price targets based on the 30 consecutive trading day trailing average market closing price of the Company's stock.
The following table summarizes our stock option activity for fiscal year 2025:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
				($ in thousands)
Outstanding at February 1, 2025	2,100,895	$7.79
Granted	2,306,000	$2.03
Exercised	—	$—
Forfeited	(87,875)	$5.02
Expired	(193,562)	$7.51
Outstanding at January 31, 2026	4,125,458	$4.64	8.1	$—
Exercisable at January 31, 2026	1,255,083	$8.54	5.4	$—

(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal year and the weighted average exercise price of in-the-money stock options outstanding at the end of each fiscal period. The market value per share was $1.47 at January 31, 2026.
No stock options were exercised in fiscal year 2025. The total intrinsic value of stock options exercised in fiscal years 2024 and 2023 was $0.2 million and $0.3 million, respectively.
The total fair value of stock options vested in fiscal years 2025, 2024 and 2023 was $1.6 million, $1.8 million and $2.5 million, respectively.
The total proceeds received from the exercise of stock options in fiscal years 2024 and 2023 was $0.3 million and $0.4 million, respectively. The tax benefit realized from stock options exercised in fiscal years 2024 and 2023 was $0.2 million and $0.1 million, respectively.
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
The performance-based stock options were measured at fair value on the grant date using the Monte-Carlo valuation model. The Monte-Carlo valuation model uses multiple simulations to evaluate the probability of achieving various stock price levels in relation to the market condition. We expense compensation cost over the vesting period regardless of whether the market condition is ultimately achieved. Based on the Monte-Carlo valuation model, the total fair value as of the grant date of performance-based stock options that vest based on market conditions was $1.2 million in fiscal year 2025. We did not award any performance-based stock options in fiscal years 2024 and 2023.

The fair values of stock options granted in fiscal years 2025, 2024 and 2023 were estimated on the grant dates using the following assumptions:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Weighted average grant-date fair value per option granted	$1.24	$3.45	$3.52
Expected option term (1)	4.5 years	5.6 years	5.5 years
Expected volatility factor (2)	62.1%	54.9%	56.3%
Risk-free interest rate (3)	3.8%	4.3%	4.0%
Expected annual dividend yield (4)	—%	—%	—%

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
A summary of the status of non-vested restricted stock as of January 31, 2026 and changes during fiscal year 2025 are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at February 1, 2025	91,719	$5.67
Granted	327,870	$1.22
Vested	(55,020)	$5.82
Forfeited	(6,107)	$6.55
Nonvested at January 31, 2026	358,462	$1.56
The weighted-average grant-date fair value of restricted stock granted during the years ended February 1, 2025 and February 3, 2024 was $5.23 and $6.55, respectively.
The total fair value of restricted stock vested in fiscal years 2025, 2024 and 2023 was $0.1 million, $0.3 million, and $0.3 million, respectively.
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation recorded in the accompanying Consolidated Statements of Operations (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cost of goods sold	$309	$335	$295
Selling, general and administrative expenses	1,617	1,722	1,923
Total share-based compensation, net of tax	$1,926	$2,057	$2,218
At January 31, 2026, there was $4.2 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock awards. This cost has a weighted average remaining recognition period of 2.6 years.

Note 13: Retirement Savings Plan
The Tillys 401(k) Plan (the “401(k) Plan”) is a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The 401(k) Plan covers all employees that have attained age 21 and completed at least three months of employment tenure. Matching contributions to the 401(k) Plan by the Company may be made at the discretion of our Board of Directors. The Company did not make any matching contributions to the 401(k) Plan in fiscal 2025, 2024 or 2023.
Note 14: Income Taxes
For the year ended January 31, 2026 the pre-tax loss from operations was entirely from domestic operations. The components of income tax (benefit) expense for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current:
Federal	$(203)	$—	$83
State	66	217	245
	(137)	217	328
Deferred:
Federal	—	—	4,882
State	—	—	3,499
	—	—	8,381
Total income tax (benefit) expense	$(137)	$217	$8,709
A reconciliation of income tax benefit to the amount computed at the federal statutory rate for fiscal year 2025 is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026
	Amount	Percent
Income tax (benefit) at statutory federal rate	$(3,693)	21.0%
State and local income tax, net of federal benefits (1)	52	(0.3)%
Tax credits
Work opportunity tax credit	(138)	0.8%
Changes in valuation allowance	3,257	(18.5)%
Nontaxable or nondeductible items
Nondeductible executive compensation	55	(0.3)%
Enhanced contribution deduction	(34)	0.2%
Share-based compensation	212	(1.2)%
Permanent items - other	80	(0.5)%
Other
Return to provision and true-ups	72	(0.4)%
Total income tax benefit	$(137)	0.8%
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and Texas for fiscal year 2025.

A reconciliation of income tax expense to the amount computed at the federal statutory rate for fiscal years 2024 and 2023 is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Federal taxes at statutory rate	$(9,663)	$(5,414)
State and local income taxes, net of federal benefit	(2,270)	(1,309)
Nondeductible executive compensation	(210)	103
Enhanced contribution deduction	(202)	(177)
Tax credits	(132)	(185)
Share-based compensation discrete items (1)	434	54
Return to provision adjustments	51	9
Other	137	233
Change in valuation allowance	12,072	15,395
Total income tax expense	$217	$8,709
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

The amount of cash taxes paid (refunded) are shown below (in thousands). Jurisdictions whose income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) are separately disclosed.

Fiscal Year Ended
January 31, 2026
State:
Arizona	$(112)
New York	(101)
Pennsylvania	(68)
Massachusetts	(50)
Utah	(31)
Indiana	(27)
Virginia	(25)
Oklahoma	(24)
Texas	70
California	2
All other states	(9)
Income taxes refunded	$(375)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period due to the full valuation allowance the Company maintains. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements, as the legislation has various future effective dates, and will update its estimates as additional guidance becomes available.
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

Significant components of deferred tax assets and liabilities as of January 31, 2026 and February 1, 2025 were as follows (in thousands):

	January 31, 2026	February 1, 2025
Deferred tax assets:
Operating lease liabilities	$44,399	$50,661
Net operating loss carryforwards	18,181	13,932
Inventories	2,399	3,461
Share-based compensation	1,577	1,434
Deferred revenue	1,250	1,336
Accrued expenses	1,030	1,381
Compensation and benefits	618	601
Other	2,318	2,278
Total deferred tax assets	71,772	75,084
Less: valuation allowance	(31,431)	(27,528)
Deferred tax assets, net of valuation allowance	40,341	47,556

Deferred tax liabilities:
Operating lease assets	(36,260)	(42,033)
Property and equipment	(2,531)	(3,885)
Prepaid expenses	(1,550)	(1,585)
Marketable securities	—	(53)
Total deferred tax liabilities	(40,341)	(47,556)

Net deferred tax asset	$—	$—
Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. Based on management's current estimates, management believes that our projected future taxable income will not be sufficient to substantiate that our net deferred tax assets are realizable at a more-likely-than-not level.
On the basis of this evaluation, as of January 31, 2026 and February 1, 2025, a valuation allowance of $31.4 million and $27.5 million, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of deferred tax asset considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability.
As of January 31, 2026 we had federal and state net operating loss ("NOL") carryforwards of $68.6 million and $63.2 million respectively. Federal NOL carryforwards totaling $68.6 million generated after 2017 may be carried forward indefinitely but can only be utilized to offset 80% of future taxable income. State NOL carryforwards totaling $63.2 million begin to expire in 2028, unless previously utilized.
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
Uncertain Tax Positions
As of January 31, 2026 and February 1, 2025, there were no material unrecognized tax positions. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. We did not recognize any interest or penalties related to unrecognized tax positions during fiscal years 2025, 2024 and 2023.

We file income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. Fiscal years 2022 through 2024 remain subject to examination for federal tax purposes and fiscal years 2021 through 2024 remain subject to examination in significant state tax jurisdictions.
Note 15: Loss Per Share
Our common stock consists of two classes: Class A and Class B. The Class A and Class B common stock have identical rights, except with respect to voting and conversion.
Basic (loss) earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method, whereby proceeds from such exercise, and unamortized compensation expense, on share-based awards are assumed to be used by us to purchase the common shares at the average market price during the period. Potentially dilutive shares of common stock represent outstanding stock options and restricted stock awards.
The components of basic and diluted loss per share of Class A and Class B common stock, in aggregate, for fiscal years 2025, 2024 and 2023 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net loss	$(17,452)	$(46,229)	$(34,492)
Weighted average basic shares outstanding	30,095	30,028	29,848
Dilutive effect of in-the-money stock options and RSAs	—	—	—
Weighted average shares for diluted loss per share	30,095	30,028	29,848
Basic loss per share of Class A and Class B common stock	$(0.58)	$(1.54)	$(1.16)
Diluted loss per share of Class A and Class B common stock	$(0.58)	$(1.54)	$(1.16)
The loss per share amounts are the same for Class A and Class B common stock, in aggregate, and individually for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Shares of Class A and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share.
The following stock options and restricted stock have been excluded from the calculation of diluted loss per share as the effect of including these stock options and restricted stock would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Stock options	4,125	1,848	2,110
Restricted stock	31	—	—
Total	4,156	1,848	2,110
Note 16: Related Party Transactions
Certain Leases
As discussed in “Note 9: Leases”, we lease certain facilities from companies that are owned by the co-founders of Tillys.
Tilly's Life Center
Tilly’s Life Center, (“TLC”), is a charitable organization which provides underprivileged youth a healthy and caring environment. One of the Company’s co-founders is also the founder and President of TLC. In fiscal 2025, 2024 and 2023, our Board of Directors approved annual financial support for TLC of $0.1 million, $0.2 million and $0.2 million, respectively.
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
Financial information, including segment revenue, significant expenses, and operating loss for fiscal years 2025, 2024 and 2023 were as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net sales	$553,585	$569,453	$623,083
Product COGS (1)	245,412	268,985	303,830
Occupancy (2)	93,758	101,002	103,942
Other COGS (3)	49,948	49,769	49,654
Gross profit	164,467	149,697	165,657
Store payroll and related benefits (6)	85,375	91,374	91,597
Marketing	25,296	23,996	24,407
Other selling costs (4)	20,353	24,818	23,272
Office costs (5)	52,783	59,358	57,363
Operating loss	(19,340)	(49,849)	(30,982)
Other income, net	1,751	3,837	5,199
Income tax (benefit) expense	(137)	217	8,709
Net loss	$(17,452)	$(46,229)	$(34,492)
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
(6) During the first quarter of fiscal 2025, the Company updated its CODM reporting package to include related benefits within store payroll. Prior period amounts have been reclassified to conform to the current presentation, including $14.1 million and $14.4 million reclassified to store payroll for fiscal years 2024 and 2023, respectively. These reclassifications had no impact on total operating expenses or net loss.
Note 18: Subsequent Event
On February 26, 2026, the Board of Directors (the "Board") of the Company approved, and the Company executed, an amendment to the Company's Third Amended and Restated Tilly's 2012 Equity and Incentive Award Plan ("Amended 2012 Plan") to increase the maximum aggregate number of shares of the Company's Class A common stock that may be subject to one or more awards granted to any person pursuant to the 2012 Plan during any calendar year to 2,500,000 shares.

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of January 31, 2026 using the framework set forth in the report entitled, “Internal Control — Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of January 31, 2026.
Changes in Internal Control over Financial Reporting
Management has determined that, as of January 31, 2026, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Director and Officer Trading Arrangements
During the fiscal quarter ended January 31, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading agreement."
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
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended January 31, 2026 (the “2026 Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Company’s 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Company’s 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Company’s 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Company’s 2026 Proxy Statement.

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

10.22#
First Amendment to Credit Agreement, dated March 25, 2025, by and among World of Jeans & Tops, Tillys, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 27, 2025)

10.23#
Offer Letter between Tilly's, Inc. and Nathan Smith dated July 25, 2025 entered into on July 25, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 28, 2025.

10.24#
Form of Tilly’s, Inc. Third Amended and Restated 2012 Equity and Incentive Award Plan Restricted Stock Unit Award Agreement Pursuant to 2012 Plan Grant Notice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026)

10.25#	Amendment to Third Amended and Restated Tilly's 2012 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 2, 2026)

19.1	Insider Trading Policy of Tilly's, Inc.

21.1*	Subsidiaries of Tilly’s, Inc.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm

24.1+	Power of Attorney

31.1*	Rule 13a-14(a)/15d-4(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1*	Tilly's, Inc. Policy for Recovery of Erroneously Awarded-Compensation

101*	The following materials from Tilly’s, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2026. formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025; (ii) Consolidated Statements of Operations for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024; (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024; (v) Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024; and (vi) the Notes to the Consolidated Financial Statements.

104*	The cover page from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2026, formatted in Inline Extensible Business Reporting Language.
*    Filed herewith
#    Management contract or compensatory plan.
+    Included on signature page

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2026.

Tilly’s, Inc.

/s/ Nathan Smith
Nathan Smith
President, Chief Executive Officer (Principal Executive Officer)

/s/ Michael L. Henry
Michael L. Henry
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Nathan Smith and Michael L. Henry, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and as of the dates indicated on April 9, 2026.

Signature	Title

/s/ Nathan Smith	President, Chief Executive Officer (Principal Executive Officer)
Nathan Smith

/s/ Michael L. Henry	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Michael L. Henry

/s/ Hezy Shaked	Co-Founder, Executive Chairman of the Board of Directors
Hezy Shaked

/s/ Teresa Aragones
Teresa Aragones	Independent Director

/s/ Doug Collier
Doug Collier	Independent Director

/s/ Seth Johnson
Seth Johnson	Independent Director

/s/ Janet Kerr
Janet Kerr	Independent Director

/s/ Michael Relich
Michael Relich	Independent Director