Form 10-Q
period 2026-05-02
TILLY'S, INC.
filed 2026-06-04
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of June 2, 2026, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,182,312
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended May 2, 2026

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$31,244	$46,313	$27,231
Marketable securities	9,876	—	9,973
Receivables	6,086	6,093	4,914
Merchandise inventories	70,703	61,692	75,572
Prepaid expenses and other current assets	8,101	11,095	9,297
Total current assets	126,010	125,193	126,987
Operating lease assets	157,054	150,364	167,369
Property and equipment, net	32,519	33,504	37,876
Other assets	1,542	1,699	1,919
TOTAL ASSETS	$317,125	$310,760	$334,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,434	$21,717	$31,778
Accrued expenses	14,720	12,102	12,317
Deferred revenue	12,985	13,290	13,305
Accrued compensation and benefits	7,202	7,903	7,537
Current portion of operating lease liabilities	45,314	41,308	47,931
Current portion of operating lease liabilities, related party	3,829	3,745	3,501
Other liabilities	50	50	141
Total current liabilities	112,534	100,115	116,510
Noncurrent portion of operating lease liabilities	115,629	113,305	123,452
Noncurrent portion of operating lease liabilities, related party	11,108	12,099	14,937
Other liabilities	87	99	137
Total long-term liabilities	126,824	125,503	138,526
Total liabilities	239,358	225,618	255,036
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,182, 23,168 and 22,846 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	177,316	176,755	175,269
Accumulated deficit	(99,596)	(91,643)	(96,343)
Accumulated other comprehensive income	17	—	159
Total stockholders’ equity	77,767	85,142	79,115
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,125	$310,760	$334,151

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$124,718	$107,611

Cost of goods sold (includes buying, distribution, and occupancy costs)	87,714	85,394
Rent expense, related party	932	932
Total cost of goods sold (includes buying, distribution, and occupancy costs)	88,646	86,326
Gross profit	36,072	21,285

Selling, general and administrative expenses	44,037	43,841
Rent expense, related party	133	133
Total selling, general, and administrative expenses	44,170	43,974

Operating loss	(8,098)	(22,689)
Other income, net	282	398
Loss before income taxes	(7,816)	(22,291)
Income tax expense (benefit)	137	(139)
Net loss	$(7,953)	$(22,152)
Basic net loss per share of Class A and Class B common stock	$(0.26)	$(0.74)
Diluted net loss per share of Class A and Class B common stock	$(0.26)	$(0.74)
Weighted average basic shares outstanding	30,119	30,060
Weighted average diluted shares outstanding	30,119	30,060
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net loss	$(7,953)	$(22,152)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	17	(44)
Other comprehensive income (loss), net of tax	17	(44)
Comprehensive loss	$(7,936)	$(22,196)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2026	23,168	7,306	$30	$176,755	$(91,643)	$—	$85,142
Net loss	—	—	—	—	(7,953)	—	(7,953)
Share-based compensation expense	—	—	—	503	—	—	503
Employee stock option exercises	14	—	—	58	—	—	58
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	17	17
Balance at May 2, 2026	23,182	7,306	$30	$177,316	$(99,596)	$17	$77,767

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
Net loss	—	—	—	—	(22,152)	—	(22,152)
Share-based compensation expense	—	—	—	440	—	—	440
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(44)	(44)
Balance at May 3, 2025	22,846	7,306	$30	$175,269	$(96,343)	$159	$79,115

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net loss	$(7,953)	$(22,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,259	2,828
Share-based compensation expense	503	440
Impairment of assets	—	1,008
Loss on disposal of assets	4	15
Gain on maturities of marketable securities	—	(180)
Changes in operating assets and liabilities:
Receivables	897	(740)
Merchandise inventories	(9,011)	(6,394)
Prepaid expenses and other assets	3,719	1,559
Accounts payable	6,650	20,658
Accrued expenses	2,121	176
Accrued compensation and benefits	(701)	(1,881)
Operating lease liabilities	(2,050)	(2,602)
Deferred revenue	(305)	(811)
Other liabilities	(12)	(43)
Net cash used in operating activities	(3,879)	(8,119)

Cash flows from investing activities:
Purchases of marketable securities	(9,859)	—
Purchases of property and equipment	(1,389)	(1,522)
Proceeds from maturities of marketable securities	—	15,816
Net cash (used in) provided by investing activities	(11,248)	14,294

Cash flows from financing activities:
Proceeds from exercise of stock options	58	—
Net cash provided by financing activities	58	—

Change in cash and cash equivalents	(15,069)	6,175
Cash and cash equivalents, beginning of period	46,313	21,056
Cash and cash equivalents, end of period	$31,244	$27,231

Supplemental disclosures of cash flow information:
Income taxes refunded	$(300)	$(92)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$290	$67
Operating lease liabilities arising from obtaining operating lease assets	$18,758	$11,756

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 220 stores, in 32 states as of May 2, 2026. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen-week period ended May 2, 2026 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 ("fiscal 2025").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2026 refer to the fiscal year ending January 30, 2027. References to the fiscal quarters or first three months ended May 2, 2026 and May 3, 2025 refer to the thirteen week periods ended as of those dates, respectively.
Note 2: Summary of Significant Accounting Policies
Information regarding our significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Retail stores	$96,317	$85,912
E-com	28,401	21,699
Total net sales	$124,718	$107,611
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Mens	32%	36%
Womens	32%	31%
Footwear	14%	13%
Accessories	11%	12%
Girls	6%	4%
Boys	5%	4%
Total net sales	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Third-party	59%	63%
Proprietary	41%	37%
Total net sales	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of May 2, 2026, January 31, 2026 and May 3, 2025, our reserve for sales returns was $1.4 million, $1.2 million and $1.3 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $8.0 million, $8.7 million and $8.8 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.4 million and $2.3 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. For the thirteen weeks ended May 2, 2026 and May 3, 2025, the opening gift card balance was $8.7 million and $9.5 million, respectively, of which $1.4 million was recognized as revenue during both of these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $5.0 million, $4.6 million, and $4.6 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively. The value of points redeemed through our loyalty program was $1.6 million and $1.3 million for the thirteen-weeks ended May 2, 2026 and May 3, 2025, respectively. For the thirteen weeks ended May 2, 2026 and May 3, 2025, the opening loyalty program balance was $4.6 million and $4.6 million, respectively, of which $1.1 million and $1.2 million, respectively, were recognized as revenue during these periods.
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
At May 2, 2026, January 31, 2026 and May 3, 2025, property and equipment consisted of the following (in thousands):

	May 2, 2026	January 31, 2026	May 3, 2025
Leasehold improvements	$148,597	$150,338	$156,839
Computer hardware and software	50,033	49,119	48,992
Furniture and fixtures	41,015	41,797	44,517
Machinery and equipment	33,412	33,513	34,068
Vehicles	2,254	2,254	2,222
Construction in progress	3,929	4,428	2,796
Property and equipment, gross	279,240	281,449	289,434
Accumulated depreciation	(246,721)	(247,945)	(251,558)
Property and equipment, net	$32,519	$33,504	$37,876
Depreciation expense related to property and equipment was $2.3 million and $2.8 million for the thirteen-weeks ended May 2, 2026 and May 3, 2025, respectively.
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
We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen-week periods ended May 2, 2026 and May 3, 2025, we incurred rent expense of $0.5 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and terminates on December 31, 2027.

We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen-week periods ended May 2, 2026 and May 3, 2025 we incurred rent expense of $0.2 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen-week periods ended May 2, 2026 and May 3, 2025 we incurred rent expense of $0.4 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended May 2, 2026 and May 3, 2025 we recorded sublease income of $25.8 thousand and $24.5 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of May 2, 2026 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2026	$3,322	$43,712	$47,034	$79
2027	4,167	47,269	51,436	—
2028	2,251	32,246	34,497	—
2029	2,363	23,154	25,517	—
2030	2,481	15,848	18,329	—
Thereafter	2,229	31,929	34,158	—
Total minimum lease payments	16,813	194,158	210,971	79
Less: Amount representing interest	1,876	33,215	35,091	—
Present value of operating lease liabilities	$14,937	$160,943	$175,880	$79

As of May 2, 2026, additional operating lease liabilities that had not yet commenced were $1.5 million.

Lease expense for the thirteen-week periods ended May 2, 2026 and May 3, 2025 was as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2026			May 3, 2025
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$14,974	$310	$15,284	$16,497	$341	$16,838
Variable lease expense	3,725	21	3,746	3,574	12	3,586
Total lease expense	$18,699	$331	$19,030	$20,071	$353	$20,424
Supplemental lease information for the thirteen weeks ended May 2, 2026 and May 3, 2025 was as follows:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$16,193	$17,614
Weighted average remaining lease term (in years)	4.7 years	4.9 years
Weighted average interest rate (1)	7.68%	6.82%
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

Income Taxes
Our effective income tax rate was (1.7)% of pre-tax loss, compared to 0.6% of pre-tax loss, for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. Both years' income tax rates include the continuing impact of a full, non-cash deferred tax asset valuation allowance.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.
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
The following table summarizes our investments in marketable securities at May 2, 2026, and May 3, 2025 (in thousands). We did not have any marketable securities as of January 31, 2026:

	May 2, 2026
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$9,859	$17	$—	$9,876
Total marketable securities	$9,859	$17	$—	$9,876

	May 3, 2025
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$9,817	$156	$—	$9,973
Total marketable securities	$9,817	$156	$—	$9,973
The following table summarizes our gains on investments for commercial paper (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Gains on investments	$—	$216

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
As of May 2, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $50.7 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.
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
As of May 2, 2026, January 31, 2026 and May 3, 2025, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	May 2, 2026			January 31, 2026			May 3, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$—	$—	$—	$46,150	$—	$—	$22,919	$—	$—
Marketable securities:
Commercial paper	$—	$9,876	$—	$—	$—	$—	$—	$9,973	$—
(1) Excludes cash of $31.2 million, $0.2 million and $4.3 million as of May 2, 2026, January 31, 2026 and May 3, 2025, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that our stores would be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $1.0 million in the thirteen-weeks ended May 3, 2025, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values. No impairment was recorded for the thirteen-weeks ended May 2, 2026.

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
	($ in thousands)
Carrying value of assets with impairment	$—	$3,722
Fair value of assets impaired	$—	$2,714
Number of stores tested for impairment	24	69
Number of stores with impairment	—	12
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Third Amended and Restated Equity and Incentive Plan (the "2012 Plan"), authorizes up to 8,613,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of May 2, 2026, there were 366,290 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the thirteen weeks ended May 2, 2026 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2026	4,125,458	$4.64
Granted	496,000	$4.20
Exercised	(14,750)	$3.95
Forfeited	(72,500)	$5.22
Expired	(2,875)	$6.74
Outstanding at May 2, 2026	4,531,333	$4.59	8.0	$5,512
Exercisable at May 2, 2026	1,503,833	$8.06	5.3	$304
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $4.40 at May 2, 2026.
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
The performance-based stock options were measured at fair value on the grant date using the Monte-Carlo valuation model. The Monte-Carlo valuation model uses multiple simulations to evaluate the probability of achieving various stock price levels in relation to the market condition. We expense compensation cost over the vesting period regardless of whether the market condition is ultimately achieved. Based on the Monte-Carlo valuation model, the total fair value as of the grant date of performance-based stock options that vest based on market conditions was $1.2 million in fiscal year 2025. We did not award any performance-based stock options during the thirteen weeks ended May 2, 2026.
The fair values of stock options and performance-based stock options granted during the thirteen weeks ended May 2, 2026 and May 3, 2025 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Weighted average grant-date fair value per option granted	$2.57	$1.20
Expected option term (1)	5.7 years	5.4 years
Weighted average expected volatility factor (2)	65.0%	57.0%
Weighted average risk-free interest rate (3)	4.0%	4.0%
Expected annual dividend yield (4)	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of May 2, 2026, and the changes since January 31, 2026:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 31, 2026	358,462	$1.56
Granted	—	—
Vested	—	—
Nonvested at May 2, 2026	358,462	$1.56
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cost of goods sold	$84	$70
Selling, general, and administrative	419	370
Total share-based compensation	$503	$440
At May 2, 2026, there was $4.8 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.8 years.

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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net loss	$(7,953)	$(22,152)
Weighted average basic shares outstanding	30,119	30,060
Dilutive effect of in-the-money stock options and RSAs	—	—
Weighted average shares for diluted net loss per share	30,119	30,060
Basic net loss per share of Class A and Class B common stock	$(0.26)	$(0.74)
Diluted net loss per share of Class A and Class B common stock	$(0.26)	$(0.74)

The following stock options and restricted stock have been excluded from the calculation of diluted net loss per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Stock options	3,325	2,428
Restricted stock	—	61
Total	3,325	2,489
Note 9: Segment Information
Tillys operates in one, consolidated operating and reportable segment, which is as a retailer of casual apparel, footwear, accessories, and hardgoods (the "retail segment"). Our chief operating decision maker ("CODM") is our President and Chief Executive Officer. Our CODM reviews financial information on a consolidated basis for the purposes of evaluating financial performance, allocating resources and making operational decisions.
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

Financial information, including segment revenue, significant expenses, and operating loss for the thirteen week periods ended May 2, 2026 and May 3, 2025 were as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$124,718	$107,611
Product COGS (1)	54,184	51,007
Occupancy (2)	22,254	24,163
Other COGS (3)	12,208	11,156
Gross profit	36,072	21,285
Store payroll and related benefits	20,419	19,978
Marketing	5,650	5,094
Other selling costs (4)	4,449	4,624
Office costs (5)	13,652	14,278
Operating loss	(8,098)	(22,689)
Other income, net	282	398
Income tax expense (benefit)	137	(139)
Net loss	$(7,953)	$(22,152)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of our operations should be read together with the financial statements and related notes of Tilly’s, Inc. included in Part I Item 1 of this Quarterly Report on Form 10-Q (this "Report") and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. As used in this Report, except where the context otherwise requires or where otherwise indicated, the terms “the Company”, “World of Jeans & Tops”, “we”, “our”, “us”, "Tillys" and “Tilly’s” refer to Tilly’s, Inc. and its subsidiary.
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of May 2, 2026, we operated 220 stores in 32 states, averaging approximately 7,127 square feet per store, compared to 238 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
Known or Anticipated Trends
We believe the combined impacts of persistent inflation related to prices of essential goods, including but not limited to fuel and grocery prices, enacted and potential tariffs, geo-political conflicts, and potential economic recession in the current economic environment could negatively impact consumer spending generally and our customer base, in particular, which could negatively impact our ability to build upon the turnaround momentum we have been generating in our business in recent quarters.
Inflation more broadly has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 46% of our total selling, general and administrative expense in the first quarter of fiscal 2026. Our average hourly rate for store payroll in fiscal 2026 was approximately 37% higher than in pre-pandemic fiscal 2019 and approximately 1% higher than in fiscal 2025. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2026, particularly if we are unable to sustain net sales growth.
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Statements of Operations Data:
Net sales	$124,718	$107,611
Cost of goods sold	87,714	85,394
Rent expense, related party	932	932
Total cost of goods sold	88,646	86,326
Gross profit	36,072	21,285
Selling, general and administrative expenses	44,037	43,841
Rent expense, related party	133	133
Total selling, general and administrative expenses	44,170	43,974
Operating loss	(8,098)	(22,689)
Other income, net	282	398
Loss before income taxes	(7,816)	(22,291)
Income tax expense (benefit)	137	(139)
Net loss	$(7,953)	$(22,152)

Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.3%	79.4%
Rent expense, related party	0.7%	0.9%
Total cost of goods sold	71.1%	80.2%
Gross profit	28.9%	19.8%
Selling, general and administrative expenses	35.3%	40.7%
Rent expense, related party	0.1%	0.1%
Total selling, general and administrative expenses	35.4%	40.9%
Operating loss	(6.5)%	(21.1)%
Other income, net	0.2%	0.4%
Loss before income taxes	(6.3)%	(20.7)%
Income tax expense (benefit)	0.1%	(0.1)%
Net loss	(6.4)%	(20.6)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Operating Data:
Stores operating at end of period	220	238
Comparable store net sales change (1)	22.9%	(7.0)%
Total square feet at end of period (in '000s)	1,568	1,707
Average net sales per physical store (in '000s) (2)	$430	$353
Average net sales per square foot (2)	$60	$49
E-com net sales (in '000s) (3)	$28,401	$21,699
E-com net sales as a percentage of net sales	22.8%	20.2%
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
First Quarter (13 Weeks) Ended May 2, 2026 Compared to First Quarter (13 Weeks) Ended May 3, 2025
Net Sales
Total net sales were $124.7 million, an increase of 15.9%. Total comparable net sales, including both physical stores and e-com, increased by 22.9%.
•Net sales from physical stores were $96.3 million, an increase of 12.1%. The Company ended the first quarter with 220 total stores, a decrease of 18 stores or 7.6%, compared to 238 total stores at the end of the first quarter last year. Comparable net sales from physical stores increased by 20.8% relative to the comparable 13-week period ended May 3, 2025. Net sales from physical stores represented 77.2% of total net sales this year compared to 79.8% total net sales last year.
•Net sales from e-com were $28.4 million, an increase of 30.9%. E-com net sales represented 22.8% of total net sales this year compared to 20.2% of total net sales last year.
Gross Profit
Gross profit was $36.1 million, or 28.9% of net sales, compared to $21.3 million, or 19.8% of net sales, last year. Product margins improved to 56.6% of net sales from 52.6% of net sales during last year's first quarter, primarily due to improved full-price selling from inventories that were more current in terms of aging compared to last year. Buying, distribution, and occupancy costs improved by 520 basis points as a percentage of net sales, or $0.9 million, collectively, primarily due to decreased occupancy costs associated with reduced store count.
Selling, General and Administrative Expenses
SG&A expenses were $44.2 million, or 35.4% of net sales, compared to $44.0 million, or 40.9% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
(0.2)%	$0.6	Increase in marketing expenses
(2.2)%	0.4	Increase in store payroll and related benefits
(0.9)%	(1.0)	Decrease in non-cash asset impairment charges.
(2.1)%	0.2	Net change from all other SG&A expenses
(5.4)%	$0.2	Total

Operating Loss
Operating loss was $8.1 million, or 6.5% of net sales, compared to $22.7 million, or 21.1% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $0.1 million, or (1.7%) of pre-tax loss, compared to an income tax benefit of $0.1 million, or 0.6% of pre-tax loss, last year. Both period's income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Loss and Loss Per Share
Net loss was $8.0 million, or $0.26 net loss per share, compared to $22.2 million, or $0.74 net loss per share, last year.
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
Working Capital
Working capital at May 2, 2026, was $13.5 million compared to $25.1 million at January 31, 2026, a decrease of $11.6 million. The primary changes in our working capital during the first quarter of fiscal 2026 were as follows:

$ millions	Description
$25.1	Working capital at January 31, 2026
(5.2)	Decrease in cash, cash equivalents, and marketable securities
(4.1)	Decrease primarily due to an increase in operating lease liabilities
(3.1)	Decrease in prepaid expenses and other current assets
2.3	Increase in merchandise inventories net of accounts payable
(1.5)	Net change from all other changes in current assets and current liabilities
$13.5	Working capital at May 2, 2026
Cash Flow Analysis
A summary of operating, investing and financing activities for the thirteen weeks ended May 2, 2026 compared to the thirteen weeks ended May 3, 2025 is shown in the following table (in thousands):

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net cash used in operating activities	$(3,879)	$(8,119)
Net cash (used in) provided by investing activities	(11,248)	14,294
Net cash provided by financing activities	58	—
Net change in cash and cash equivalents	$(15,069)	$6,175
Net Cash Used in Operating Activities
Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, asset impairment charges, deferred income taxes, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash used in operating activities was $3.9 million this year compared to $8.1 million last year. The $4.2 million decrease in net cash used in operating activities compared to last year was primarily due to a decrease in net loss of $14.2 million this year compared to last year, partially offset by accounts payable balances and a decrease in related merchandise inventories as a result of efficient management of merchandise inventories and timing of payments, respectively.
Net Cash (Used in) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $11.2 million this year compared to net cash provided by of $14.3 million last year. Net cash used in investing activities in the first quarter of fiscal 2026 consisted of purchases of marketable securities of $9.9 million, and capital expenditures totaling $1.4 million. Net cash provided by investing activities in the first quarter of fiscal 2025 consisted of maturities of marketable securities of $15.8 million, partially offset by capital expenditures totaling $1.5 million.
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
As of May 2, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $50.7 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.
Contractual Obligations
As of May 2, 2026, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 2, 2026, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of May 2, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended May 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. In addition to the other information set forth in this Report, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a detailed discussion of the risks that affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 5. Other Information
During the quarterly period ended May 2, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	June 4, 2026	/s/ Nathan Smith
Nathan Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 4, 2026	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)