Form 10-Q
period 2026-08-01
TILLY'S, INC.
filed 2026-09-03
CIK 1524025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒
As of September 1, 2026, the registrant had the following shares of common stock outstanding:

Class A common stock $0.001 par value	23,281,157
Class B common stock $0.001 par value	7,306,108

TILLY’S, INC.
FORM 10-Q
For the Quarterly Period Ended August 1, 2026

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
•our ability to continue to produce comparable net sales growth in light of our recent history of operating losses, which could adversely impact our cash position if negative comparable net sales results were to occur for an extended period of time;
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
•our ability to generate sufficient cash flows from operations to support our business, satisfy our contractual obligations, and/or to recover our investment in long-lived and right-of-use assets;
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

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
TILLY’S, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,334	$46,313	$50,680
Marketable securities	9,863	—	—
Receivables	12,585	6,093	10,410
Merchandise inventories	80,161	61,692	81,229
Prepaid expenses and other current assets	6,975	11,095	8,251
Total current assets	161,918	125,193	150,570
Operating lease assets	151,385	150,364	157,342
Property and equipment, net	32,087	33,504	35,844
Other assets	1,757	1,699	1,775
TOTAL ASSETS	$347,147	$310,760	$345,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,349	$21,717	$41,703
Accrued expenses	22,574	12,102	19,327
Deferred revenue	13,159	13,290	13,004
Accrued compensation and benefits	12,605	7,903	10,121
Current portion of operating lease liabilities	45,099	41,308	44,832
Current portion of operating lease liabilities, related party	3,914	3,745	3,581
Other liabilities	50	50	119
Total current liabilities	139,750	100,115	132,687
Noncurrent portion of operating lease liabilities	110,300	113,305	116,205
Noncurrent portion of operating lease liabilities, related party	10,100	12,099	14,015
Other liabilities	75	99	124
Total long-term liabilities	120,475	125,503	130,344
Total liabilities	260,225	225,618	263,031
Commitments and contingencies (Notes 2 and 5)
Stockholders’ equity:
Common stock (Class A), $0.001 par value; 100,000 shares authorized; 23,281, 23,168 and 23,168 shares issued and outstanding, respectively	23	23	23
Common stock (Class B), $0.001 par value; 35,000 shares authorized; 7,306, 7,306 and 7,306 shares issued and outstanding, respectively	7	7	7
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Additional paid-in capital	178,049	176,755	175,648
Accumulated deficit	(91,215)	(91,643)	(93,178)
Accumulated other comprehensive income	58	—	—
Total stockholders’ equity	86,922	85,142	82,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$347,147	$310,760	$345,531

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$163,508	$151,256	$288,226	$258,867

Cost of goods sold (includes buying, distribution, and occupancy costs)	104,481	101,222	192,195	186,616
Rent expense, related party	932	932	1,864	1,864
Total cost of goods sold (includes buying, distribution, and occupancy costs)	105,413	102,154	194,059	188,480
Gross profit	58,095	49,102	94,167	70,387

Selling, general and administrative expenses	49,789	46,291	93,826	90,132
Rent expense, related party	133	133	266	266
Total selling, general, and administrative expenses	49,922	46,424	94,092	90,398

Operating income (loss)	8,173	2,678	75	(20,011)
Other income, net	294	446	576	844
Income (loss) before income taxes	8,467	3,124	651	(19,167)
Income tax expense (benefit)	86	(41)	223	(180)
Net income (loss)	$8,381	$3,165	$428	$(18,987)
Basic net income (loss) per share of Class A and Class B common stock	$0.28	$0.11	$0.01	$(0.63)
Diluted net income (loss) per share of Class A and Class B common stock	$0.27	$0.10	$0.01	$(0.63)
Weighted average basic shares outstanding	30,253	30,091	30,186	30,075
Weighted average diluted shares outstanding	31,159	30,266	30,824	30,075
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income (loss)	$8,381	$3,165	$428	$(18,987)
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	41	(159)	58	(203)
Other comprehensive income (loss), net of tax	41	(159)	58	(203)
Comprehensive income (loss)	$8,422	$3,006	$486	$(19,190)
The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at May 2, 2026	23,182	7,306	$30	$177,316	$(99,596)	$17	$77,767
Net income	—	—	—	—	8,381	—	8,381
Restricted stock	77	—	—	—	—	—	—
Share-based compensation expense	—	—	—	675	—	—	675
Employee stock option exercises	22	—	—	58	—	—	58
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	41	41
Balance at August 1, 2026	23,281	7,306	$30	$178,049	$(91,215)	$58	$86,922

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at May 3, 2025	22,846	7,306	$30	$175,269	$(96,343)	$159	$79,115
Net income	—	—	—	—	3,165	—	3,165
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Share-based compensation expense	—	—	—	379	—	—	379
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(159)	(159)
Balance at August 2, 2025	23,168	7,306	$30	$175,648	$(93,178)	$—	$82,500

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2026	23,168	7,306	$30	$176,755	$(91,643)	$—	$85,142
Net income	—	—	—		428	—	428
Restricted stock	77	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,177	—	—	1,177
Employee stock option exercises	36	—	—	117	—	—	117
Net change in unrealized gain on available-for-sale securities	—	—	—	—	—	58	58
Balance at August 1, 2026	23,281	7,306	$30	$178,049	$(91,215)	$58	$86,922

	Number of Shares
	Common Stock (Class A)	Common Stock (Class B)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at February 1, 2025	22,846	7,306	$30	$174,829	$(74,191)	$203	$100,871
Net loss	—	—	—	—	(18,987)	—	(18,987)
Restricted stock, net of forfeitures	322	—	—	—	—	—	—
Share-based compensation expense	—	—	—	819	—	—	819
Net change in unrealized loss on available-for-sale securities	—	—	—	—	—	(203)	(203)
Balance at August 2, 2025	23,168	7,306	$30	$175,648	$(93,178)	$—	$82,500

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income (loss)	$428	$(18,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,429	5,606
Share-based compensation expense	1,177	819
Impairment of assets	6	1,134
Loss on disposal of assets	4	18
Gain on maturities of marketable securities	(50)	(363)
Changes in operating assets and liabilities:
Receivables	(5,277)	(6,054)
Merchandise inventories	(18,469)	(12,051)
Prepaid expenses and other assets	4,650	2,599
Accounts payable	20,596	30,570
Accrued expenses	9,319	6,927
Accrued compensation and benefits	4,702	703
Operating lease liabilities	(2,868)	(3,869)
Deferred revenue	(131)	(1,112)
Other liabilities	(24)	(90)
Net cash provided by operating activities	18,492	5,850

Cash flows from investing activities:
Purchases of marketable securities	(14,755)	—
Purchases of property and equipment	(2,833)	(2,051)
Proceeds from maturities of marketable securities	5,000	25,816
Proceeds from sale of property and equipment	—	9
Net cash (used in) provided by investing activities	(12,588)	23,774

Cash flows from financing activities:
Proceeds from exercise of stock options	117	—
Net cash provided by financing activities	117	—

Change in cash and cash equivalents	6,021	29,624
Cash and cash equivalents, beginning of period	46,313	21,056
Cash and cash equivalents, end of period	$52,334	$50,680

Supplemental disclosures of cash flow information:
Income taxes refunded	$(229)	$(168)
Supplemental disclosure of non-cash activities:
Unpaid purchases of property and equipment	$591	$338
Operating lease liabilities arising from obtaining operating lease assets	$24,974	$15,089

The accompanying notes are an integral part of these consolidated financial statements.

TILLY’S, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Company and Basis of Presentation
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls with an extensive assortment of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. Tillys is headquartered in Irvine, California and operated 220 stores, in 32 states as of August 1, 2026. Our stores are located in malls, lifestyle centers, ‘power’ centers, community centers, outlet centers and street-front locations. Customers may also shop online at www.tillys.com, where we feature the same assortment of products as carried in our brick-and-mortar stores, supplemented by additional online-only styles. Our goal is to serve as a destination for the latest, most relevant merchandise and brands important to our customers.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the thirteen and twenty-six week periods ended August 1, 2026 are not necessarily indicative of results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 ("fiscal 2025").
Fiscal Periods
Our fiscal year ends on the Saturday closest to January 31. References to fiscal 2026 refer to the fiscal year ending January 30, 2027. References to the fiscal quarters or first six months ended August 1, 2026 and August 2, 2025 refer to the thirteen and twenty-six week periods ended as of those dates, respectively.
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

The following table summarizes net sales from our retail stores and e-com (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Retail stores	$129,025	$122,737	$225,341	$208,649
E-com	34,483	28,519	62,885	50,218
Total net sales	$163,508	$151,256	$288,226	$258,867
The following table summarizes the percentage of net sales by department:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Mens	32%	33%	32%	34%
Womens	30%	29%	31%	30%
Accessories	15%	15%	13%	14%
Footwear	10%	12%	12%	12%
Girls	7%	6%	6%	5%
Boys	6%	5%	6%	5%
Total net sales	100%	100%	100%	100%
The following table summarizes the percentage of net sales by third-party and proprietary branded merchandise:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Third-party	61%	63%	60%	63%
Proprietary	39%	37%	40%	37%
Total net sales	100%	100%	100%	100%
We accrue for estimated sales returns by customers based on historical sales return results. As of August 1, 2026, January 31, 2026 and August 2, 2025, our reserve for sales returns was $2.9 million, $1.2 million and $3.0 million, respectively, and is included in accrued expenses on the accompanying Consolidated Balance Sheets.
We recognize revenue from gift cards as they are redeemed for merchandise. Prior to redemption, we maintain a current liability for unredeemed gift card balances. The customer liability balance was $7.6 million, $8.7 million and $8.2 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively, and is included in deferred revenue on the accompanying Consolidated Balance Sheets. Our gift cards do not have expiration dates, and in most cases there is no legal obligation to remit unredeemed gift cards to relevant jurisdictions. Based on actual historical redemption patterns, we determined that a small percentage of gift cards are unlikely to be redeemed (which we refer to as gift card "breakage"). Based on our historical gift card breakage rate, we recognize breakage revenue over the redemption period in proportion to actual gift card redemptions. Revenue recognized from gift cards was $2.2 million and $2.3 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. For the thirteen weeks ended August 1, 2026 and August 2, 2025, the opening gift card balance was $8.0 million and $8.8 million, respectively, of which $0.8 million and $0.9 million, respectively, were recognized as revenue during these periods. Revenue recognized from gift cards was $4.7 million and $4.5 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the opening gift card balance was $8.7 million and $9.5 million, respectively of which $2.2 million and $2.4 million, respectively, were recognized as revenue during these periods.
We have a customer loyalty program where customers accumulate points based on purchase activity. Once a loyalty member achieves a certain point level, the member earns an award that may be used towards the purchase of merchandise. Unredeemed awards and accumulated partial points are accrued as deferred revenue and awards redeemed by the member for merchandise are recorded as an increase to net sales. Our loyalty program allows customers to redeem their awards instantly or build up to additional awards over time. Unredeemed awards and accumulated partial points expire 365 days after the customer's original purchase date. A liability is estimated based on the standalone selling price of points earned and expected future redemptions. The deferred revenue for this program was $5.3 million, $4.6 million, and $4.6 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively. The value of points redeemed through our loyalty program was $2.1 million and $1.8 million for the thirteen-weeks ended August 1, 2026 and August 2, 2025, respectively. For the thirteen weeks ended August 1, 2026 and August 2, 2025, the opening loyalty program balance was $5.0 million and $4.6 million, respectively, of which $1.4 million and $1.5 million, respectively, were recognized as revenue during these periods. The value of points redeemed through our loyalty program was $3.7 million and $3.1 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. For the twenty-six weeks ended August 1, 2026 and August 2, 2025, the opening loyalty program balance was $4.6 million and $4.6 million, respectively, of which $2.3 million and $2.5 million, respectively, were recognized as revenue during these periods.
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
At August 1, 2026, January 31, 2026 and August 2, 2025, property and equipment consisted of the following (in thousands):

	August 1, 2026	January 31, 2026	August 2, 2025
Leasehold improvements	$148,858	$150,338	$153,722
Computer hardware and software	50,112	49,119	49,141
Furniture and fixtures	41,029	41,797	43,303
Machinery and equipment	33,420	33,513	33,829
Vehicles	2,254	2,254	2,167
Construction in progress	4,699	4,428	3,045
Property and equipment, gross	280,372	281,449	285,207
Accumulated depreciation	(248,285)	(247,945)	(249,363)
Property and equipment, net	$32,087	$33,504	$35,844
Depreciation expense related to property and equipment was $2.2 million and $2.8 million for the thirteen-weeks ended August 1, 2026 and August 2, 2025, respectively. Depreciation expense related to property and equipment was $4.4 million and $5.6 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.
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

We lease approximately 172,000 square feet of office and warehouse space (10 and 12 Whatney, Irvine, California) from a company that is owned by the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025, we incurred rent expense of $0.5 million and $1.1 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually based upon the Los Angeles/Anaheim/Riverside Urban Consumer Price Index (the "LAARUCPI"), not to exceed 7%. The lease began on January 1, 2003 and currently terminates on December 31, 2027. We are in negotiations regarding the potential extension of this lease in advance of lease expiration.
We lease approximately 26,000 square feet of office and warehouse space (11 Whatney, Irvine, California) from a company that is owned by one of the co-founders of Tillys. During each of the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025 we incurred rent expense of $0.2 million and $0.3 million related to this lease. Pursuant to the lease agreement, the lease payment adjusts annually at the greater of 5% or the change in the LAARUCPI. The lease began on June 29, 2012 and terminates on June 30, 2032.
We lease approximately 81,000 square feet of office and warehouse space (17 Pasteur, Irvine, California) from a company that is owned by one of the co-founders of Tillys. We use this property as our e-com distribution center. During each of the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025 we incurred rent expense of $0.4 million and $0.8 million related to this lease. The lease payment adjusts annually based upon the greater of 5% or the change in the LAARUCPI. The lease began on November 1, 2011 and terminates on October 31, 2031.
We sublease a portion of our office space, approximately 5,887 square feet, in the 17 Pasteur, Irvine, California facility to Tilly's Life Center ("TLC"), a related party and a charitable organization. During the thirteen-week periods ended August 1, 2026 and August 2, 2025 we recorded sublease income of $25.8 thousand and $24.5 thousand, respectively, related to this lease. During the twenty-six week periods ended August 1, 2026 and August 2, 2025 we recorded sublease income of $51.5 thousand and $49.1 thousand, respectively, related to this lease. The lease term is for five years and terminates on January 31, 2027. We are in negotiations regarding the potential extension of this sublease in advance of lease expiration. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the Consolidated Statements of Operations.
The maturity of operating lease liabilities and sublease income as of August 1, 2026 were as follows (in thousands):

Fiscal Year	Related Party	Other	Total	Sublease Income
2026	$2,228	$29,857	$32,085	$53
2027	4,167	49,737	53,904	—
2028	2,251	34,049	36,300	—
2029	2,363	24,212	26,575	—
2030	2,481	16,839	19,320	—
Thereafter	2,229	32,203	34,432	—
Total minimum lease payments	15,719	186,897	202,616	53
Less: Amount representing interest	1,705	31,498	33,203	—
Present value of operating lease liabilities	$14,014	$155,399	$169,413	$53

As of August 1, 2026, additional operating lease liabilities that had not yet commenced were $2.3 million.

Lease expense for the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025 was as follows (in thousands):

	Thirteen Weeks Ended
	August 1, 2026			August 2, 2025
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$15,022	$322	$15,344	$15,931	$323	$16,254
Variable lease expense	3,693	8	3,701	3,385	7	3,392
Total lease expense	$18,715	$330	$19,045	$19,316	$330	$19,646

	Twenty-Six Weeks Ended
	August 1, 2026			August 2, 2025
	Cost of goods sold	SG&A	Total	Cost of goods sold	SG&A	Total
Fixed operating lease expense	$29,996	$632	$30,628	$32,428	$663	$33,091
Variable lease expense	7,417	30	7,447	6,959	19	$6,978
Total lease expense	$37,413	$662	$38,075	$39,387	$682	$40,069
Supplemental lease information for the twenty-six weeks ended August 1, 2026 and August 2, 2025 was as follows:

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$32,187	$34,930
Weighted average remaining lease term (in years)	4.6 years	4.9 years
Weighted average interest rate (1)	7.79%	7.01%
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
Income Taxes
Our effective income tax rate was 34.3% of pre-tax income, compared to 0.9% of pre-tax loss, for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The effective tax rate for the current period exceeded the combined federal and state statutory tax rate primarily due to state tax true-up adjustments, the impact of tax rate changes, and changes in the valuation allowance.
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
Note 3: Marketable Securities
Marketable securities consist of commercial paper, classified as available-for-sale. Our investments in commercial paper are recorded at fair value. All of our marketable securities are less than one year from maturity.

The following table summarizes our investments in marketable securities at August 1, 2026 (in thousands). We did not have any marketable securities as of January 31, 2026 and August 2, 2025:

	August 1, 2026
	Cost or Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$9,805	$58	$—	$9,863
Total marketable securities	$9,805	$58	$—	$9,863
The following table summarizes our gains on investments for commercial paper (in thousands). In determining those gains, we used the actual cost of the securities sold. Upon recognition of the gains, we recognized these amounts out of "Accumulated other comprehensive income" and into “Other income, net” on the Consolidated Statements of Operations.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Gains on investments	$50	$184	$50	$399
Note 4: Asset-Backed Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (as amended, the "Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. On June 10, 2026, we entered into the second amendment of the Credit Agreement which extended the maturity date to September 10, 2028. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of August 1, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.3 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.

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
As of August 1, 2026, January 31, 2026 and August 2, 2025, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Financial Assets
In accordance with the provisions of ASC 820, Fair Value Measurement, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments as follows (in thousands):

	August 1, 2026			January 31, 2026			August 2, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market securities	$—	$—	$—	$46,150	$—	$—	$47,252	$—	$—
Marketable securities:
Commercial paper	$—	$9,863	$—	$—	$—	$—	$—	$—	$—
(1) Excludes cash of $52.3 million, $0.2 million and $3.4 million as of August 1, 2026, January 31, 2026 and August 2, 2025, respectively.

Impairment of Long-Lived Assets
On at least a quarterly basis, we assess whether events or changes in circumstances have occurred that potentially indicate that the carrying value of long-lived assets and operating lease right-of-use ("ROU") assets may not be recoverable. Based on Level 3 inputs of historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determine if a store would be able to generate sufficient undiscounted cash flows over the remaining term to recover our investment in long-lived and ROU assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value of assets based on the discounted cash flows of the assets using a rate that approximates the weighted average cost of capital plus a company-specific risk premium. Impairment losses are allocated between the long-lived assets and ROU assets on a relative carrying amount basis. The fair values of ROU assets are estimated by an independent third party and represent the highest and best use to a market participant. We determined that our stores would be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment or the ROU in the respective stores. As a result of this assessment, we recorded non-recurring, non-cash impairment charges of $6 thousand and $0.1 million in the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, to write down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values. We recorded non-recurring, non-cash impairment charges of $6 thousand and $1.1 million in the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively, to write-down the carrying value of certain long-lived store assets and ROU assets to their estimated fair values.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
	($ in thousands)
Carrying value of assets with impairment	$6	$194	$6	$3,916
Fair value of assets impaired	$—	$68	$—	$2,782
Number of stores tested for impairment	23	59	24	72
Number of stores with impairment	1	6	1	14
Note 7: Share-Based Compensation
The Tilly's, Inc. 2012 Fourth Amended and Restated Equity and Incentive Plan (the "2012 Plan"), authorizes up to 11,113,900 shares for issuance of options, shares or rights to acquire our Class A common stock and allows for, among other things, operating income and comparable store sales growth targets as additional performance goals that may be used in connection with performance-based awards granted under the 2012 Plan. As of August 1, 2026, there were 2,833,678 shares available for future issuance under the 2012 Plan.
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
The following table summarizes stock option activity for the twenty-six weeks ended August 1, 2026 (aggregate intrinsic value in thousands):

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at January 31, 2026	4,125,458	$4.64
Granted	511,000	$4.23
Exercised	(36,375)	$3.21
Forfeited	(85,500)	$5.07
Expired	(81,093)	$9.12
Outstanding at August 1, 2026	4,433,490	$4.52	7.8	$3,969
Exercisable at August 1, 2026	1,489,365	$7.99	5.4	$153
(1)Intrinsic value for stock options is defined as the difference between the market price of our Class A common stock on the last business day of the fiscal period and the weighted average exercise price of in-the-money stock options outstanding at the end of the fiscal period. The market value per share was $3.81 at August 1, 2026.
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
The performance-based stock options were measured at fair value on the grant date using the Monte-Carlo valuation model. The Monte-Carlo valuation model uses multiple simulations to evaluate the probability of achieving various stock price levels in relation to the market condition. We expense compensation cost over the vesting period regardless of whether the market condition is ultimately achieved. Based on the Monte-Carlo valuation model, the total fair value as of the grant date of performance-based stock options that vest based on market conditions was $1.2 million in fiscal year 2025. We did not award any performance-based stock options during the twenty-six weeks ended August 1, 2026.
The fair values of stock options and performance-based stock options granted during the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were estimated on the grant date using the following assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Weighted average grant-date fair value per option granted	$3.27	$—	$2.59	$1.20
Expected option term (1)	5.7 years	—	5.7 years	5.4 years
Weighted average expected volatility factor (2)	66.4%	—%	65.1%	57.0%
Weighted average risk-free interest rate (3)	4.3%	—%	4.0%	4.0%
Expected annual dividend yield (4)	—%	—%	—%	—%
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
The following table summarizes the status of non-vested restricted stock as of August 1, 2026, and the changes since January 31, 2026:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at January 31, 2026	358,462	$1.56
Granted	77,220	5.18
Vested	(194,527)	1.85
Nonvested at August 1, 2026	241,155	$2.49
Share-based compensation expense associated with stock options and restricted stock is recognized on a straight-line basis over the requisite service period. The following table summarizes share-based compensation expense recorded in the Consolidated Statements of Operations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Cost of goods sold	$94	$85	$176	$153
Selling, general, and administrative	581	294	1,001	666
Total share-based compensation	$675	$379	$1,177	$819
At August 1, 2026, there was $4.7 million of total unrecognized share-based compensation expense related to unvested stock options and restricted stock. This cost has a weighted average remaining recognition period of 2.6 years.
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
The components of basic and diluted net loss per share were as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income (loss)	$8,381	$3,165	$428	$(18,987)
Weighted average basic shares outstanding	30,253	30,091	30,186	30,075
Dilutive effect of in-the-money stock options and RSAs	906	175	638	—
Weighted average shares for diluted net income (loss) per share	31,159	30,266	30,824	30,075
Basic net income (loss) per share of Class A and Class B common stock	$0.28	$0.11	$0.01	$(0.63)
Diluted net income (loss) per share of Class A and Class B common stock	$0.27	$0.10	$0.01	$(0.63)

The following stock options and restricted stock have been excluded from the calculation of diluted net income (loss) per share as the effect of including these stock options would have been anti-dilutive (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Stock options	2,018	2,383	2,211	2,383
Restricted stock	77	31	77	31
Total	2,095	2,414	2,288	2,414
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
The CODM measures performance for the segment primarily based on operating income (loss) and net income (loss). The CODM uses operating income (loss) and net income (loss) to evaluate operating performance and determine allocation of resources to seek to promote improved performance.
The measure of segment assets is reported as total assets on the Consolidated Balance Sheet. The accounting policies of the retail segment are the same as those described in "Note 2: Summary of Significant Accounting Policies".
Financial information, including segment revenue, significant expenses, operating income (loss) and net income (loss) for the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$163,508	$151,256	$288,226	$258,867
Product COGS (1)	68,766	65,727	122,950	116,733
Occupancy (2)	22,466	23,761	44,720	47,924
Other COGS (3)	14,181	12,666	26,389	23,823
Gross profit	58,095	49,102	94,167	70,387
Store payroll and related benefits	23,323	22,688	43,741	42,666
Marketing	6,665	5,857	12,315	10,951
Other selling costs (4)	5,597	5,081	10,047	9,705
Office costs (5)	14,337	12,798	27,989	27,076
Operating income (loss)	8,173	2,678	75	(20,011)
Other income, net	294	446	576	844
Income tax expense (benefit)	86	(41)	223	(180)
Net income (loss)	$8,381	$3,165	$428	$(18,987)
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
Overview
Tillys is a destination specialty retailer of casual apparel, footwear, and accessories for young men, young women, boys and girls. We believe we bring together an unparalleled selection of iconic global, emerging, and proprietary brands rooted in an active, outdoor and social lifestyle. The Tillys concept began in 1982, when our co-founders, Hezy Shaked and Tilly Levine, opened our first store in Orange County, California. As of August 1, 2026, we operated 220 stores in 32 states, averaging approximately 7,130 square feet per store, compared to 232 total stores at the same time last year. We also sell our products through our e-commerce ("e-com") website, www.tillys.com.
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
Inflation more broadly has resulted in increased costs for many products and services that are necessary for the operation of our business, such as product costs, labor costs, shipping costs, and digital marketing costs, among others. For example, store payroll and payroll-related expenses represented approximately 46% of our total selling, general and administrative expense in the first half of fiscal 2026. Our average hourly rate for store payroll in fiscal 2026 was approximately 38% higher than in pre-pandemic fiscal 2019 and approximately 1% higher than in fiscal 2025. These and other cost increases may continue to have a material adverse impact on our results of operations and financial condition in fiscal 2026, particularly if we are unable to sustain net sales growth.
Based on the improvement in our recent operating results, we currently anticipate our estimated annual effective income tax rate to be in the range of approximately 17% to 21% of pre-tax income while continuing to maintain a full valuation allowance on our deferred tax assets.
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
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars (in thousands) and as a percentage of our net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Statements of Operations Data:
Net sales	$163,508	$151,256	$288,226	$258,867
Cost of goods sold	104,481	101,222	192,195	186,616
Rent expense, related party	932	932	1,864	1,864
Total cost of goods sold	105,413	102,154	194,059	188,480
Gross profit	58,095	49,102	94,167	70,387
Selling, general and administrative expenses	49,789	46,291	93,826	90,132
Rent expense, related party	133	133	266	266
Total selling, general and administrative expenses	49,922	46,424	94,092	90,398
Operating income (loss)	8,173	2,678	75	(20,011)
Other income, net	294	446	576	844
Income (loss) before income taxes	8,467	3,124	651	(19,167)
Income tax expense (benefit)	86	(41)	223	(180)
Net income (loss)	$8,381	$3,165	$428	$(18,987)

Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.9%	66.9%	66.7%	72.1%
Rent expense, related party	0.6%	0.6%	0.6%	0.7%
Total cost of goods sold	64.5%	67.5%	67.3%	72.8%
Gross profit	35.5%	32.5%	32.7%	27.2%
Selling, general and administrative expenses	30.5%	30.6%	32.6%	34.8%
Rent expense, related party	0.1%	0.1%	0.1%	0.1%
Total selling, general and administrative expenses	30.5%	30.7%	32.6%	34.9%
Operating income (loss)	5.0%	1.8%	0.0%	(7.7)%
Other income, net	0.2%	0.3%	0.2%	0.3%
Income (loss) before income taxes	5.2%	2.1%	0.2%	(7.4)%
Income tax expense (benefit)	0.1%	(0.0)%	0.1%	(0.1)%
Net income (loss)	5.1%	2.1%	0.1%	(7.3)%

The following table presents store operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating Data:
Stores operating at end of period	220	232	220	232
Comparable store net sales change (1)	12.1%	(4.5)%	16.5%	(5.5)%
Total square feet at end of period (in '000s)	1,569	1,657	1,569	1,657
Average net sales per physical store (in '000s) (2)	$586	$520	$1,015	$871
Average net sales per square foot (2)	$82	$73	$142	$121
E-com net sales (in '000s) (3)	$34,483	$28,519	$62,885	$50,218
E-com net sales as a percentage of net sales	21.1%	18.9%	21.8%	19.4%
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
Second Quarter (13 Weeks) Ended August 1, 2026 Compared to Second Quarter (13 Weeks) Ended August 2, 2025
Net Sales
Total net sales were $163.5 million, an increase of 8.1%. Total comparable net sales, including both physical stores and e-com, increased by 12.1%.
•Net sales from physical stores were $129.0 million, an increase of 5.1%. The Company ended the second quarter with 220 total stores, a decrease of 12 stores or 5.2%, compared to 232 total stores at the end of the second quarter last year. Comparable net sales from physical stores increased by 10.3% relative to the comparable 13-week period ended August 2, 2025. Net sales from physical stores represented 78.9% of total net sales this year compared to 81.1% total net sales last year.
•Net sales from e-com were $34.5 million, an increase of 20.9%. E-com net sales represented 21.1% of total net sales this year compared to 18.9% of total net sales last year.
Gross Profit
Gross profit was $58.1 million, or 35.5% of net sales, compared to $49.1 million, or 32.5% of net sales, last year. Product margins improved by 1.4% of net sales, primarily due to improved full-price selling associated with operating with inventories that were more current in terms of aging compared to last year. Buying, distribution, and occupancy costs improved by 1.6% of net sales, primarily due to carrying these costs against higher net sales this year. Lower occupancy costs largely associated with our reduced store count were partially offset by higher e-com shipping expenses associated with e-com sales growth.
Selling, General and Administrative Expenses
SG&A expenses were $49.9 million, or 30.5% of net sales, compared to $46.4 million, or 30.7% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.9%	$1.5	Increase in incentive bonus accrual associated with achieving improved operating performance
0.2%	0.8	Increase in marketing expenses
(0.7)%	0.6	Increase in store payroll and related benefits
(0.6)%	0.6	Net change from all other SG&A expenses
(0.2)%	$3.5	Total

Operating Income
Operating income was $8.2 million, or 5.0% of net sales, compared to $2.7 million, or 1.8% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $0.1 million, or 1.0% of pre-tax income, compared to an income tax benefit of $41 thousand, or (1.3%) of pre-tax income, last year. Both period's income tax results include the continuing impact of a full, non-cash deferred tax asset valuation allowance.
Net Income and Earnings Per Share
Net income was $8.4 million, or $0.27 per diluted share, compared to $3.2 million, or $0.10 per diluted share, last year.
First Half (26 Weeks) Ended August 1, 2026 Compared to First Half (26 Weeks) Ended August 2, 2025
Net Sales
Total net sales were $288.2 million, an increase of 11.3%. Total comparable net sales, including both physical stores and e-com, increased by 16.5%.
•Net sales from physical stores were $225.3 million, an increase of 8.0%. Comparable net sales from physical stores increased by 14.5% relative to the comparable 26-week period ended August 2, 2025. Net sales from physical stores represented 78.2% of total net sales this year compared to 80.6% of total net sales last year.
•Net sales from e-com were $62.9 million, an increase of 25.2%. E-com net sales represented 21.8% of total net sales this year compared to 19.4% of total net sales last year.
Gross Profit
Gross profit was $94.2 million, or 32.7% of net sales, compared to $70.4 million, or 27.2% of net sales, last year. Product margins improved by 2.4% of net sales, primarily due to improved full-price selling associated with operating with inventories that were more current in terms of aging compared to last year as well as improved average unit retail prices on aged, clearance items. Buying, distribution, and occupancy costs improved by 3.1% of net sales, primarily due to carrying these costs against higher net sales this year. Lower occupancy costs largely associated with our reduced store count were partially offset by higher e-com shipping expenses associated with e-com sales growth.
Selling, General and Administrative Expenses
SG&A expenses were $94.1 million, or 32.6% of net sales, compared to $90.4 million, or 34.9% of net sales, last year. Primary SG&A variances, both in terms of percentage of net sales and total dollars, were as follows:

%	$ millions	Primarily Attributable to
0.7%	$1.9	Increase in incentive bonus accrual associated with achieving improved operating performance.
0.0%	1.4	Increase in marketing expenses
(1.3)%	1.1	Increase in store payroll and related benefits
(0.4)%	(1.1)	Decrease in non-cash store asset impairment charges.
(1.3)%	0.4	Net change from all other SG&A expenses
(2.3)%	$3.7	Total
Operating Income (Loss)
Operating income was $75 thousand, or 0.0% of net sales, compared to operating loss of $(20.0) million, or (7.7)% of net sales, last year primarily as a result of the combination of the factors noted above.
Income Tax Expense (Benefit)
Income tax expense was $0.2 million, or 34.3% of pre-tax income, compared to an income tax benefit of $0.2 million, or 0.9% of pre-tax loss, last year. The effective tax rate for the current period exceeded the combined federal and state statutory tax rate primarily due to state tax true-up adjustments, the impact of tax rate changes, and changes in the valuation allowance.
Net Income (Loss) and Earnings (Loss) Per Share
Net income was $0.4 million, or $0.01 per diluted share, compared to net loss of $(19.0) million, or ($0.63) net loss per share, last year.

Liquidity and Capital Resources
Our business relies on cash flows from operating activities as well as cash on hand as our primary sources of liquidity. We currently expect to finance company operations, new store openings and remodels, and all of our planned capital expenditures with existing cash on hand, marketable securities and cash flows from operations.
In addition to cash and cash equivalents and marketable securities, the most significant components of our working capital are merchandise inventories, accounts payable and accrued expenses. We believe that cash flows from operating activities, our cash and marketable securities on hand, and credit facility availability will be sufficient to cover our working capital requirements and anticipated capital expenditures for the next 12 months from the filing of this Report. If we are unable to continue to produce comparable net sales growth for an extended period of time, our cash position may be adversely impacted and require borrowing under our credit facility to finance our day to day operations and/or obtain additional equity or debt financing.
Working Capital
Working capital at August 1, 2026, was $22.2 million compared to $25.1 million at January 31, 2026, a decrease of $2.9 million. The primary changes in our working capital during the first half of fiscal 2026 were as follows:

$ millions	Description
$25.1	Working capital at January 31, 2026
(10.5)	Decrease primarily due to an increase in accrued expenses
(4.7)	Decrease primarily due to an increase in accrued compensation and benefits
(4.0)	Decrease in prepaid expenses and other current assets
(4.0)	Decrease primarily due to an increase in operating lease liabilities
15.9	Increase in cash, cash equivalents and marketable securities
6.5	Increase in credit and debit card receivables
(2.1)	Net change from all other changes in current assets and current liabilities
$22.2	Working capital at August 1, 2026
Cash Flow Analysis
A summary of operating, investing and financing activities for the twenty-six weeks ended August 1, 2026 compared to the twenty-six weeks ended August 2, 2025 is shown in the following table (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$18,492	$5,850
Net cash (used in) provided by investing activities	(12,588)	23,774
Net cash provided by financing activities	117	—
Net change in cash and cash equivalents	$6,021	$29,624
Net Cash Provided By Operating Activities
Operating activities consist primarily of net income (loss) adjusted for non-cash items that include depreciation and amortization, asset impairment charges, gains on maturities of marketable securities and share-based compensation expense, plus the effect on cash of changes during the year in our assets and liabilities.
Net cash provided by operating activities was $18.5 million this year compared to $5.9 million last year. The $12.6 million increase in net cash provided by operating activities compared to last year was primarily due to an increase in net income of $19.4 million this year compared to last year, partially offset by decrease in merchandise inventory balances and an increase in related accounts payable as a result of efficient management of merchandise inventories and timing of payments, respectively.
Net Cash (Used in) Provided By Investing Activities
Cash flows from investing activities consist primarily of capital expenditures and maturities and purchases of marketable securities.
Net cash used in investing activities was $12.6 million this year compared to net cash provided by of $23.8 million last year. Net cash used in investing activities in the first half of fiscal 2026 consisted of purchases of marketable securities of $14.8 million, and capital expenditures totaling $2.8 million, partially offset by maturities of marketable securities of $5.0 million.

Net cash provided by investing activities in the first half of fiscal 2025 consisted of maturities of marketable securities of $25.8 million, partially offset by capital expenditures totaling $2.1 million.
Net Cash Provided by Financing Activities
Financing activities primarily consist of proceeds from employee exercises of stock options.
Credit Agreement
On April 27, 2023 (the “Closing Date”), we entered into an asset-backed credit agreement and revolving line of credit note (the "Note" and, collectively, the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Bank”). The Credit Agreement provides for an asset-based, senior secured revolving credit facility (as amended, the “Revolving Facility”) of up to $65.0 million (“Revolving Commitment”) consisting of revolving loans, letters of credit and swing line loans, with a sub-limit on letters of credit outstanding at any time of $10.0 million and a sub-limit for swing line loans of $7.5 million, which replaced our previous senior secured credit agreement. The Credit Agreement also includes an uncommitted accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $12.5 million, subject to certain conditions. On June 10, 2026, we entered into the second amendment of the Credit Agreement which extended the maturity date to September 10, 2028. The payment and performance in full of the secured obligations under the Revolving Facility are secured by a lien on and security interest in all of our assets.
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
As of August 1, 2026, we were in compliance with all of our covenants, were eligible to borrow up to a total of $63.3 million and had no outstanding borrowings under the Credit Agreement. The only utilization of the letters of credit sub-limit under the Credit Agreement was a $1.7 million irrevocable standby letter of credit.
Contractual Obligations
As of August 1, 2026, there were no material changes to our contractual obligations as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 1, 2026, there were no material changes in the market risks described in the “Quantitative and Qualitative Disclosure About Market Risks” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and our Chief Financial Officer, with the participation of our Disclosure Committee, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of August 1, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the thirteen weeks ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
During the quarterly period ended August 1, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” in each case, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1
Second Amendment to Credit Agreement, dated June 10, 2026, by and among World of Jeans & Tops, Tilly's Inc., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 12, 2026).

10.2#	Tilly's, Inc. Fourth Amended and Restated 2012 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 11, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files from Tilly’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Management contract or compensatory plan.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tilly’s, Inc.

Date:	September 3, 2026	/s/ Nathan Smith
Nathan Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 3, 2026	/s/ Michael Henry
Michael Henry
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)